Form 10-Q
period 1996-06-30
PEOPLES BANCORP
filed 1996-07-19
CIK 869004

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC   20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



June 30, 1996                                  Commission
                                         File Number 000-18991

                         PEOPLES BANCORP
                     212 WEST SEVENTH STREET
                        AUBURN, IN  46706


      Indiana                                   35-1811284
(State or other jurisdiction of               (IRS Employer
incorporation or organization)            Identification Number)


Registrant's telephone number,
including are code:                           (219)925-2500


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.
Yes     X          No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


Common stock, par value $1 per share       2,345,512 shares
        (Title of class)          (Outstanding at July 16, 1996)

















                       PEOPLES BANCORP
                       AND SUBSIDIARY

                                                       Page
                                                      Number

Part I    Financial Information:

  Item 1.  Consolidated Financial Statements

          Consolidated Statement of Financial Condition
          as of June 30, 1996 and September 30, 1995......3

          Consolidated Statement of Operations for the three
          and nine months ended June 30, 1996 and 1995....4

          Consolidated Statement of Changes in Stockholders'
          Equity for the nine months ended June 30, 1996..5

          Consolidated Statement of Cash Flows for the
          nine months ended June 30, 1996 and 1995......6-7

          Notes to Consolidated Financial Statements....8-9

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......10-15

Part II.     Other Information

   Item 6.   Exhibits and Reports on Form 8-K............16

Signatures...............................................17













                               2
                  PART I. FINANCIAL INFORMATION
                        PEOPLES BANCORP
                        AND SUBSIDIARY
         CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

              ASSETS                   JUNE 30,    SEPTEMBER 30,
                                         1996           1995
                                     ------------  -------------
Cash                                 $  3,781,398  $  4,160,756
Short-term interest-bearing deposits    6,364,691     7,800,686
                                     ------------  -------------
   Total cash and cash equivalents     10,146,089    11,961,442
Interest-bearing deposits                       -       390,256
Securities available for sale          24,868,589    11,069,862
Securities held to maturity
   (approximate market value
   $15,111,398 and $27,794,859)        15,323,299    28,146,227
Mortgage-backed securities                667,217       794,328
Loans:
   Loans                              222,034,083   219,576,196
   Less: Allowance for loan losses        893,829       912,268
                                     ------------  -------------
   Net loans                          221,140,254   218,663,928
Premises and equipment                  1,489,068     1,606,509
Federal Home Loan Bank of Indianapolis
   stock, at cost                       2,004,400     1,941,100
Other assets                            2,319,551     2,034,119
                                     ------------  -------------
   Total assets                      $277,958,467  $276,607,771
        LIABILITIES                  ============  =============
NOW and savings deposits             $ 69,039,288  $ 71,286,904
Certificates of deposit               164,377,193   161,460,114
Reverse repurchase agreements               8,289             -
Advances from FHLB of Indianapolis              -     1,000,000
Advances by borrowers for taxes and
   insurance                                2,999        80,053
Other liabilities                       1,233,026     1,156,674
                                     ------------  -------------
   Total liabilities                  234,660,795   234,983,745
    STOCKHOLDERS EQUITY
Preferred stock, par value $1;
   Authorized and unissued-5,000,000 shares     -              -
Common stock, par value $1;
   Authorized-7,000,000 shares
   Issued and outstanding-2,345,512 and
   2,362,898 shares                    2,345,512       2,362,898
Additional paid-in capital             8,061,705       8,423,385
Retained earnings-substantially rest. 33,030,073      30,865,260
Net unrealized loss on securities
   available for sale                   (139,618)        (27,517)
                                    -------------   -------------
   Total stockholders' equity         43,297,672      41,624,026
                                    -------------   -------------
 Total liabilities & equity         $277,958,467    $276,607,771
                                    =============   =============
See notes to consolidated financial statements.
                                3

                                        PEOPLES BANCORP
                                        AND SUBSIDIARY

                                CONSOLIDATED STATEMENT OF INCOME
                                         (Unaudited)
                              Three months ended        Nine months ended
                                   June 30,                 June 30,
                               1996         1995         1996       1995
                          ----------- -----------   -----------  -----------
Interest income:
   Loans                   $4,587,754  $4,517,030   $14,050,990  $13,264,917
   Securities                 526,617     537,551     1,411,249    1,661,887
   Mortgage-backed
     securities                15,890      19,458        50,381      60,950
   Other                      298,367     149,282       853,984     384,696
                          -----------  ----------  ------------  -----------
                            5,428,628   5,223,321    16,366,604  15,372,450
                          -----------  ----------  ------------  -----------
Interest expense:
   NOW and savings           458,265      454,522     1,387,741   1,422,974
   Certificates of deposit 2,296,285    2,295,534     6,994,249   6,465,519
   Short-term borrowings         539            -           539           -
   FHLB advances              13,681        1,438        42,911       1,438
                          -----------  ----------  -----------  -----------
                           2,768,770    2,751,494    8,425,440    7,889,931
                          -----------  ----------- -----------  -----------
Net Interest Income        2,659,858    2,471,827    7,941,164    7,482,519
   Provision for losses
     on loans                 17,925     (118,912)      16,162     (133,329)
Net Interest Income after -----------  ----------- -----------  -----------
   Provision for losses
   on loans               2,641,933     2,590,739    7,925,002    7,615,848
                         -----------  -----------  -----------  -----------
Other Income:
   Trust income              13,860        23,120       50,090       46,921
   Fees & Service Charges   107,874       104,292      331,354      301,533
   Other income              30,921        28,126       98,489       94,716
                        -----------  ------------  -----------  -----------
                            152,655       155,538      479,933      443,170
Other Expense:
   Salaries & benefits      593,971       608,799    1,735,293    1,701,308
   Net Occupancy Expense     53,639        65,092      185,007      189,418
   Equipment Expenses        33,928        35,431      111,119      113,278
   Data Processing Expense   74,951        75,332      228,987      221,336
   Deposit Insurance        133,545       130,004      397,016      385,996
   Other expenses           194,246       278,276      693,978      705,944
                        -----------   -----------  -----------  -----------
                          1,084,280     1,192,934    3,351,400    3,317,280
                        -----------   -----------  -----------  -----------
Income Before Taxes       1,710,308     1,553,343    5,053,535    4,741,738
   Income tax expense       683,150       556,100    1,923,350    1,743,921
                        -----------   -----------  -----------  -----------
Net Income               $1,027,158    $  997,243   $3,130,185   $2,997,817

Net Income per Common Share   $0.44         $0.42        $1.33        $1.27
Average Common Shares     2,348,071     2,362,228    2,358,792    2,362,904

See notes to consolidated financial statements.

                                         4

                                                 PEOPLES BANCORP
                                                 AND SUBSIDIARY

                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                  (Unaudited)
                                                                 Retained      Net Unrealized
                               Common Stock     Additional      Earnings      Gain (Loss) on
                            Number               Paid-In    (Substantially      Securities
                           of Shares    Amount   Capital      Restricted)  Available for Sale    Total
                           ---------    ------  ----------  -------------- ------------------     -----
Balances, Sept 30, 1995   2,362,898  $2,362,898 $8,423,385    $30,865,260     $ (27,517)      $41,624,026

Cash dividends
   ($.41 per share)               -           -          -       (965,372)                       (965,372)

Net change in unrealized
loss on securities
available for sale                -           -          -              -      (112,101)         (112,101)

Exercise of stock options     3,400      3,400     13,600               -             -            17,000

Repurchase of stock         (20,786)    (20,786)  (375,280)             -              -         (396,066)

Net income for the nine
months ended June 30, 1996        -           -          -      3,130,185              -        3,130,185
                           ---------- ---------- ----------  ------------- ------------------ -----------

Balances June 30, 1996    2,345,512  $2,345,512 $8,061,705    $33,030,073         $(139,618)  $43,297,672
                         =========== =========== =========== ============= ================== ===========


See notes to consolidated financial statements.

                                                         5



                        PEOPLES BANCORP
                        AND SUBSIDIARY

              CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Unaudited)

                                       Nine months ended
                                           June 30,
                                      1996            1995
                                    ----------   ----------
Operating Activities:
Net income                         $3,130,185   $2,997,817
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Provision for loan losses           16,162     (133,329)
   Depreciation and amortization      147,024      163,659
   Amortization of premiums and
   discounts on investment
   securities                           5,336       30,369
   Amortization of deferred loan
   fees                              (301,020)    (306,531)
Change in:
   Interest receivable               (213,549)    (268,392)
   Interest payable                    (6,416)      92,511
Other adjustments:                     97,327      234,133
                                   -----------   ----------
  Net cash provided by
   operating activities             2,875,049    2,810,237
                                   -----------   ----------
Investing Activities:
   Purchases of interest-bearing
     deposits                               -     (373,826)
   Purchases of investment
     securities                  (18,205,537)     (362,678)
   Proceeds from maturities of
     investment securities        17,436,429     3,092,750
   Payments on mortgage-backed
     securities                      129,316       133,596
   Net change in loans            (2,262,050)   (8,816,370)
   Purchases of premises and
     equipment                       (29,583)     (103,423)
   Proceeds from sales of real
     estate owned                     42,499       161,528
   Purchase of Federal Home Loan
     Bank stock                      (63,300)      (69,900)
                                 ------------  ------------
Net cash used by investing
     activities                  (2,952,226)    (6,338,323)






                                6
                        PEOPLES BANCORP
                        AND SUBSIDIARY

              CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)
                          (Continued)

                                       Nine months ended
                                           June 30,
                                      1996            1995
                                 -----------    -----------

Financing Activities:
   Net change in:
     NOW and savings accounts    (2,247,994)    (6,799,551)
     Certificates of deposit      2,903,695     10,052,029
     Short-term borrowings            8,289      1,000,000
   Payments on advances from
     Federal Home Loan Bank      (1,000,000)             -
   Net change in advances by
     borrowers for taxes
     and insurance                  (77,054)       (21,930)
   Cash dividends                  (946,046)      (779,530)
   Exercise of stock options         17,000              -
   Repurchase of common stock      (396,066)       (53,464)
                                 -----------    -----------
     Net cash provided by
       financing activities      (1,738,176)     3,397,554
                                 -----------    -----------
Net change in Cash and
     Cash Equivalents            (1,815,353)      (130,532)
Cash and Cash Equivalents,
     Beginning of Period         11,961,442      6,991,818
                                 -----------    -----------
Cash and Cash Equivalents,
     End of Period              $10,146,089     $6,861,286
                                ============    ===========

Additional Cash Flows and Supplementary Information:
   Interest paid                $ 8,429,585     $7,830,545
   Income tax paid                1,508,800      1,382,521

See notes to consolidated financial statements.












                                7
                        PEOPLES BANCORP
                        AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information with respect to the nine months ended June 30, 1996 and 1995, and at June 30, 1996 and 1995, is unaudited.)


1.  BASIS OF PRESENTATION

The significant accounting policies followed by Peoples Bancorp (the Company) and its wholly-owned subsidiary, Peoples Federal Savings Bank of DeKalb County, (the Bank), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the nine months ended June 30, 1996, are not necessarily indicative of those expected for the remainder of the year.


2.  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

The Consolidated Statement of Financial Condition at September
30, 1995, has been taken from the audited consolidated financial statements at that date.


3.  CASH DIVIDEND

A cash dividend of $.14 per common share was declared on June 13, 1996, payable on July 22, 1996, to stockholders of record as of July 1, 1996.


4.  EARNINGS PER COMMON SHARE

Earnings per share have been computed based on the average common shares outstanding during, and the earnings for, the periods presented. The dilutive effect on earnings per share from unissued stock option shares is not material.










                                8
                       PEOPLES BANCORP
                       AND SUBSIDIARY

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information with respect to the nine months ended June 30, 1996 and 1995, and at June 30, 1996 and 1995, is unaudited.)


5.  COMMITMENTS TO FUND LOANS

    Commitments to fund mortgage loans are as follows:


                        June 30,    1996    September 30,    1995
                          Amount    Rate       Amount        Rate
                          ------    ----       ------        ----
     Adjustable rate   $  607,700           $1,524,850
     Fixed rate         4,092,300   8.05%    4,104,500      8.16%
                       ----------   =====    ---------      =====
                       $4,700,000           $5,629,350
                       ==========           ==========


6.  STOCK REPURCHASE PLAN

In 1995, the Company's board of directors approved the repurchase of up to 100,000 of the Company's outstanding shares of common stock (1995 plan). Such purchases will be made subject to market conditions in the open market or block transactions. At June 30, 1996, the Company has repurchased 24,952 shares of its outstanding stock under the 1995 plan.

7.  RECLASSIFICATIONS

Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.


















                                9
                         PEOPLES BANCORP
                         AND SUBSIDIARY

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Total assets at June 30, 1996, were $277,958,467, an increase of $1,350,696 from September 30, 1995. The increase is attributable primarily to net loans which increased $2,476,326 to $221,140,254. This increase was partially offset by a decrease in cash and cash equivalents of $1,815,353.

Total deposits were $233,416,481 at June 30, 1996, an increase of $669,463 since September 30, 1995.

LIQUIDITY

As calculated for regulatory purposes, liquidity was 20.02% at June 30, 1996 as compared to 18.27% at September 30, 1995.
Liquidity and loan repayments should be adequate to meet loan fundings and other obligations and expenditures.

CAPITAL RESOURCES

The following table presents Peoples Federal Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of June 30, 1996.


                               At June 30, 1996
                 Tangible Capital Core Capital Risk-Based Capital
                    Amount    %   Amount   %    Amount      % (1)
                 ---------- ---- -------- ---  ---------  ----
Capital Position  $36,643  13.5%  $36,643 13.5% $37,511   28.3%
Regulatory
   Requirement      4,085   1.5%    8,171  3.0%  10,596    8.0%
Excess Capital
   over Regulatory
   Requirement    $32,558  12.0%  $28,472 10.5% $26,915   20.3%


(1) Risk-based capital as a percentage of risk-weighted assets.










                                9
                  PEOPLES BANCORP AND SUBSIDIARY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

Summary of Results of Operations

Peoples Bancorp and subsidiary had net income of $1,027,158 or $.44 per share for the three months, and $3,130,185 or $1.33 per share for the nine months ended June 30, 1996, as compared to $997,243 and $2,997,817 for the same periods ended 1995. The increase was primarily due to higher net interest income.

Net Interest Income

Net interest income was $2,641,933 for the three months and $7,925,002 for the nine months ended June 30, 1996 as compared to $2,590,739 and $7,615,848 for the same period ended 1995.
Interest income increased $205,307 and $994,154 to $5,428,628 and $16,366,604 for the three and nine month periods due to increased loan volume and higher interest rates on loans. The increase in income was partially offset by an increase in interest expense of $17,276 to $2,768,770 for the three month period and $535,509 to $8,425,440 for the nine month period due to higher prevailing interest rates on deposit accounts, and higher volumes of certificates of deposit, as well as higher interest expense on Federal Home Loan Bank advances which were taken out in June, 1995. Provision for loan loss increased $149,491 to $16,162 for the nine months ended June 30, 1996, reflecting management's continued review of the loan portfolio.

The following table presents average balances and associated rates earned and paid for all interest earning assets and
interest bearing liabilities for the nine months ended June 30,
1996 and 1995.  (dollars in thousands)
                                1996                        1995
                      Average Interest Effective  Average Interest Effective
                      Balance  Yield     Rate     Balance  Yield     Rate
                      ------- -------- ---------  ------- -------- ---------
Loans                $222,871 $14,051    8.41%   $217,451 $13,265    8.13%
Securities             34,893   1,411    5.39%     42,846   1,662    5.17%
Mortgage-backed
  securities              740      50    9.01%        897      61    9.07%
Other                  18,396     854    6.19%      7,144     384    7.17%
                     -------- -------            -------- -------
Combined              276,900  16,366    7.88%    268,338  15,372    7.64%
NOW and
 savings accounts      70,431   1,388    2.63%     73,044   1,423    2.60%
CD's                  163,423   6,994    5.71%    155,920   6,466    5.53%
FHLB advances             964      43    5.95%      1,991       1    5.83%
                     -------- -------            -------- -------
Combined              234,818   8,425    4.78%    230,955   7,890    4.55%
Net interest income/
   Interest rate spread        $7,941    3.10%             $7,482    3.09%
                               =======   =====            =======    =====

                                      11
                  PEOPLES BANCORP AND SUBSIDIARY

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)



The following table illustrates the change in net interest income due to changes in rates and average volumes. (dollars in thousands)

                     Nine months ended June 30, 1996 vs. 1995
                          Rate         Volume        Total
                      --------------------------------------
Loans                     $456          $330          $786
Securities                  68          (319)         (251)
Mortgage-backed
     securities              -           (11)          (11)
Other                      (60)          530           470
                          -----         -----         -----
Total                      464           530           994
                          -----         -----         -----
NOW and savings deposits    16           (51)          (35)
Certificates of deposit    213           315           528
Advances from FHLB           -            42            42
                          -----         -----         -----
Total                      229           306           535
                          -----         -----         -----
Net interest income       $235          $224          $459
                          =====         =====         =====


Non-Performing Assets and Summary of Loan Loss Experience

Non-performing assets at June 30, 1996 and September 30, 1995 are as follows: (dollars in thousands)



                                    June 30        Sept 30
                                   --------        -------
Non-accruing loans                   $605            $765
Loans contractually past due 90
    days or more other than
    nonaccruing                        95              99
Real estate owned                      75              47
                                   --------        --------
                                     $775            $911
                                   ========        ========





                                12
               PEOPLES BANCORP AND SUBSIDIARY

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (Continued)

Non-Performing Assets and Summary of Loan Loss Experience
(cont'd)

The following table analyzes the allowance for loan and REO losses for the nine months ended June 30, 1996 and 1995.
(dollars in thousands)

                               Loans            REO
                            1996   1995    1996     1995
                            ----   ----    ----     ----
Balance at 9/30             $912  $1,034   $  -     $ 23
Provision adjustment
   charged(credited)
   to expense                 16    (119)    11      121
Chargeoffs                   (50)    (43)   (11)    (144)
Recoveries                    16      16      -        -
                            ----    ----   ----      ----
Balance at 6/30             $894  $  888   $  -     $  -

It is the Bank's policy to carry REO at net realizable value. After repossession, appraised value is reduced for estimated repair and selling costs, and the net amount is the carrying value of the property. Any changes in estimated realizable value after the initial repossession, are charged to a specific loss reserve account for REO. At present, all REO is carried at the Bank's estimated realizable value.

Management continually reviews the mix and delinquency status of its loan portfolio and classifies those loans which it deems appropriate. As of June 30, 1996, asset balances and the corresponding allocation of the provision for loan losses were as follows: (dollars in thousands)

                                Asset      Allocation of
                               Balance        Reserve
                              ---------   ---------------
Loss                          $     26         $ 26
Doubtful                             -            -
Substandard                        588          118
Unclassified                   277,344          750
                              ---------   ---------------
                              $277,958         $894
                              =========   ===============






                               13
                  PEOPLES BANCORP AND SUBSIDIARY

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (Continued)


Non-Performing Assets and Summary of Loan Loss Experience
(cont'd)

The allowances for loan and real estate owned losses represent amounts available to absorb future losses. Such allowances are based on management's continuing review of the portfolios, historical charge-offs, current economic conditions, and such other factors, which in management's judgment deserve recognition in estimating possible losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowances based on their judgment about the information available to them at the time of their examination. Provisions for losses are charged to earnings to bring the allowances to levels considered necessary by management. Losses are charged to the allowances when considered probable, or in the case of REO, at the time of repossession. Management believes that the allowances are adequate to absorb known and inherent losses in the portfolio. No assurance can be given, however, that economic conditions which may adversely affect the Bank's markets or other circumstances will not result in future losses in the portfolio.

The following table presents an allocation of the Bank's allowance for loan losses at the dates indicated and the percentage of loans in each category to total loans. (dollars in thousands)

Balance at end of period         June 30            June 30
   applicable to:                  1996               1995
                                 --------           --------
Residential Mortgage Loans     $  -   92.8%       $  -   91.6%
Commercial Real Estate Loans      -    2.1%          -    2.7%
Commercial and Other Loans        -      -           -      -
Consumer Loans                   26    5.1%         17    5.7%
Unallocated                     868                871
                               ----   -----       ----   -----
Total                          $894  100.0%       $888  100.0%
                               ====  ======       ====  ======









                               14
                  PEOPLES BANCORP AND SUBSIDIARY

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (Continued)


Non-Interest Income

The Company's non-interest income was substantially the same at $152,655 for the three months ended June 30, 1996 as compared to 1995. For the nine month period, non-interest income increased $36,763 to $479,933 due primarily to increased fee income from NOW and IRA accounts.

Non-Interest Expense

Total non-interest expense for the three and nine months ended June 30, 1996 was $1,084,280 and $3,351,400 as compared to
$1,192,934 and $3,317,280 for 1995. Salaries and employee benefits increased $33,985 for the period ended June 30, 1996 to