Form 10-K
period 1996-09-30
PEOPLES BANCORP
filed 1996-12-27
CIK 869004

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

 Annual Report Pursuant to Section 10 or 15(D) of the Securities Exchange Act of
                                      1934

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 1996

[ ] Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
    Exchange Act of 1934 For the transition period from ________ to ________

                         Commission File Number 0-18991

                                 PEOPLES BANCORP
             (Exact name of registrant as specified in its charter)

         INDIANA                                                35-1811284
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                         Identification Number)

212 West 7th Street, Auburn, Indiana                                     46706
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (219) 925-2500

           Securities registered pursuant to Section 12(g)of the Act:


                     Common Stock, par value $1.00 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

     Aggregate market value of voting stock held by non-affiliates of the registrant, as of December 23, 1996: $40,127,665.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 23, 1996:

           2,307,973 shares of Common Stock, par value $1.00 per share

                      Documents Incorporated by Reference:

     Portions of the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders (Part III) and the Annual Report to Stockholders for the year ended September 30, 1996 (Parts II and IV).

                        Exhibit Index Appears on Page 34

                                     PART I

ITEM 1.  BUSINESS

GENERAL


     Peoples Bancorp (the "Company") is an Indiana corporation organized in October, 1990 to become the thrift holding company for Peoples Federal Savings Bank (the "Bank" or "Peoples Federal"). The Company is the sole shareholder of Peoples Federal. The Bank conducts business from its main office in Auburn and in its five full-service offices located in Avilla, Columbia City, Garrett, Kendallville, and LaGrange, Indiana. Peoples Federal offers a full range of retail deposit services and lending services to northeastern Indiana. The Company has no other business activity other than being the holding company for Peoples Federal.

     The Bank was founded in 1925 and chartered by the Federal Home Loan Bank Board ("FHLBB"), now the Office of Thrift Supervision ("OTS"), in 1937. Since that time, the Bank has been a member of the Federal Home Loan Bank System
("FHLB System") and the Federal Home Loan Bank of Indianapolis ("FHLB of Indianapolis"), and its savings accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC").

     The Company is classified as a unitary savings and loan holding company subject to regulation by the Securities and Exchange Commission of the United States (the "SEC"), and the OTS.

     In May, 1995, the Board authorized a stock repurchase program. Purchases of up to 100,000 shares may be made in open market or in privately negotiated transactions. As of September 30, 1996, the Company had repurchased 44,970 shares.

     On a yearly basis, Peoples Federal updates its long-term strategic plan. This plan includes, among other things, Peoples Federal's commitment to maintaining a strong capital base and continuing to improve the organization's return on assets through asset growth and controlling operating expenses. Continued careful monitoring of Peoples Federal's interest rate risk is also cited as an important goal. As a result, continued origination of short-term consumer and installment loans, prime plus equity loans, adjustable rate mortgage loans, and fixed-rate real estate loans with original terms of 15 years or less will be emphasized.

     The Bank offers a wide range of consumer and commercial financial services. These services include: consumer demand deposit accounts; NOW accounts; regular and term savings accounts and savings certificates; residential and commercial real estate loans; and secured and unsecured consumer loans. The Bank provides these services through a branch network comprised of six full-service banking offices. It also provides credit card services, as well as enhancements to its loan and deposit products designed to provide customers with added conveniences. The Bank has historically concentrated its business activities in northeastern Indiana. The Bank's current strategy is to maintain its branch office network as well as remain alert to new opportunities.

     Over the years, the Bank has broadened its product line and enhanced its operations in order to accommodate its growth and to meet the vigorous competition from various financial institutions and other companies or firms that engage in similar activities.

THE THRIFT INDUSTRY

     Thrift institutions are financial intermediaries which historically have accepted savings deposits from the general public and, to a lesser extent, borrowed funds from outside sources and invested those deposits and funds primarily in loans secured by first mortgage liens on residential and other types of real estate. Such institutions may also invest their funds in various types of short- and long-term securities. The deposits of thrift institutions are insured by the FDIC through the Savings Association Insurance Fund ("SAIF"), and these institutions are subject to extensive regulations. These regulations govern, among other things, the lending and other investment powers of thrift institutions, including the terms of mortgage instruments these institutions are permitted to utilize, the types of deposits they are permitted to accept, and reserve requirements.

     The operations of thrift institutions, including those of the Bank, are significantly affected by general economic conditions and by related monetary and fiscal policies of the federal government and regulations and policies of financial institution regulatory authorities, including the Board of Governors of the Federal Reserve System and the OTS. Lending activities are influenced by a number of factors including the demand for housing, conditions in the construction industry, and availability of funds. Sources of funds for lending activities include savings deposits, loan principal payments, proceeds from sales of loans, and borrowings from the Federal Home Loan Banks and other sources. Savings flows at thrift institutions are influenced by a number of factors including interest rates on competing investments and levels of personal income.

EARNINGS

     The Bank's earnings depend primarily on the spread between income from lending activities and, to a lesser extent, investment activities, and the cost of money, that is the difference between interest earned on loans and investments, and interest paid on deposits and borrowings. The Bank typically engages in long-term mortgage lending at fixed rates of interest, generally for periods of up to 30 years, while accepting deposits for considerably shorter periods.

     Generally, rapidly rising interest rates cause the cost of deposit accounts and borrowings to increase more rapidly than yields on mortgage loans, thereby adversely affecting the earnings of many thrift institutions. While the industry has received expanded lending and borrowing powers in recent years permitting different types of investments and mortgage loans, including those with floating or adjustable rates and those with shorter terms, earnings and operations are still highly influenced by levels of interest rates and financial market conditions and by substantial investments in long-term mortgage loans.

COMPETITION

     The Bank experiences strong competition both in making real estate loans and in attracting savings deposits. In the past, thrift institutions generally competed for real estate loans with commercial banks, mortgage banking companies, insurance companies, and other institutional lenders. Recent legislative and regulatory actions have increased competition between thrift institutions and other financial institutions, such as commercial banks, by expanding the range of services that may be offered such as demand deposits, trust services, and consumer and commercial lending. The most direct competition for savings has historically come from other thrift institutions, mutual savings banks, commercial banks and credit unions. During periods of generally high interest rates, additional significant competition for savings accounts comes from corporate and government securities and, more recently, money market mutual funds. The principal methods generally used by thrift institutions to attract deposit accounts include: competitive interest rates, advertising, providing a variety of financial services, convenient office locations, flexible hours for the public, and promotions for opening or adding to deposit accounts.

NET INTEREST INCOME

     Net interest income increases during periods when the spread is widened between the Bank's weighted average rate at which new loans are originated and the weighted average cost of interest-bearing liabilities. The Bank's ability to originate loans is affected by market factors such as interest rates, competition, consumer preferences, the supply of and demand for housing, and the availability of funds.

     The Bank has supplemented its interest income through purchases of investments when appropriate. This activity generates positive interest rate spreads on large principal balances with minimal administrative expense.

INTEREST RATE AND VOLUME OF INTEREST-RELATED ASSETS AND LIABILITIES

     Both changes in rate and changes in the composition of the Bank's interest earning-assets and interest-bearing liabilities can have a significant effect on net interest income.

     For information regarding the total dollar amount of interest income from interest-earning assets, the average yields, the amount of interest expense from interest-bearing liabilities and the average rate, net interest income, interest rate spread, and the net yield on interest-earning assets, refer to page 8 of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1996 Annual Report, incorporated herein by reference.

     For information regarding the combined weighted average effective interest rate earned by the Bank on its loan portfolio and investments, the combined weighted average effective cost of the Bank's deposits and borrowings, the interest rate spread of the Bank, and the net yield on combined monthly weighted average interest-earning assets of the Bank on its loan portfolio and investments for the fiscal years ending September 30, 1996, 1995, and 1994 refer to page 6 of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1996 Annual Report incorporated herein by reference.

     For information concerning the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Bank's interest income and expense during the fiscal years ending September 30, 1996, 1995, and 1994 refer to page 9 of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1996 Annual Report incorporated herein by reference.

MARKET AREA

     The Bank's market area in northeastern Indiana spans the counties of DeKalb, Whitley, Noble, and LaGrange. This market area has a population of approximately 130,000 and consists of a diversified industrial economic base with an emphasis on the production sector that includes major manufacturers of international scope. Moreover, the distribution sector, primarily in the wholesale and retail trades, constitutes a substantial portion of the area's economy, both in terms of product mix, sales receipts, and employment. The most rapid growth has occurred in the manufacturing sector, especially in the production of automotive and electronics products, and in the service sector with respect to packaging, warehousing, and distribution services.

LENDING ACTIVITIES

    GENERAL

     The Bank, like most other thrift institutions, had traditionally concentrated its lending activities on the origination of long-term fixed-rate loans secured by mortgages on residential real estate. However, in response to a number of factors, including a changing economic and regulatory environment, the Bank since 1984 has attempted to emphasize investments in adjustable-rate residential mortgages and consumer loans in its market area. In order to lessen its risk from interest rate fluctuations, the Bank emphasizes the origination of interest rate sensitive loan products, such as one year adjustable-rate mortgage loans, and prime plus equity loans.

    RESIDENTIAL MORTGAGE LOANS

     A substantial portion of the Bank's lending activity involves the origination of loans secured by residential real estate, consisting of single-family dwelling units. The Bank also lends on the security of mid-size multifamily dwelling units. The residential mortgage loans included in the Bank's portfolio are primarily conventional loans.

     In 1984, the Bank began offering adjustable-rate mortgage loans. Currently, these loans generally have interest rates which adjust (up or down) every year. Currently in effect is a maximum adjustment of 6% over the life of these loans with a maximum adjustment of 2% during any given year. Adjustments are based upon an index established at the time the commitment is issued by the Bank. The index used for most loans is tied to the applicable United States Treasury security index. While the addition of adjustable-rate mortgage loans will better enable the Bank to maintain a positive spread during periods of high interest rates, it is not expected that adjustments in interest rates on adjustable-rate mortgages will match precisely changes in the Bank's cost of funds. The majority of the adjustable rate mortgages originated by the Bank have limitations on the amount (generally 6%) and frequency of interest rate changes.

     During the fiscal year ended September 30, 1996, the Bank originated $58,508,000 of residential loans of which $51,312,000 were five- to 30-year fixed-rate mortgages and $7,196,000 were adjustable-rate loans. The rates offered on the Bank's adjustable-rate residential mortgage loans are generally competitive with the rates offered by other thrift institutions in the Bank's market area and are based upon the Bank's cost of funds and the rate of return the Bank can receive on comparable investments. Fixed-rate loans are originated only under terms and conditions and using documentation which would permit their sale in the secondary market and at rates which are generally competitive with rates offered by other financial institutions in the Bank's market area.

     Set forth below are the amounts and percentages of fixed-rate and adjustable-rate loans (which include consumer loans and mortgage-backed securities) in the Bank's portfolio at September 30, 1996, 1995, and 1994 (in thousands).

                                  September 30,
--------------------------------------------------------------------------------
         1996                       1995                            1994
-------------------------  ---------------------------  ------------------------
  Fixed        Adjustable    Fixed      Adjustable      Fixed        Adjustable
---------    ------------  ----------  ------------- -----------    ------------
 $155,046         $73,159   $134,302      $89,221      $127,870       $86,414
   67.9%           32.1%      60.1%        39.9%         59.7%          40.3%

     The terms of the residential loans originated by the Bank range from one to 30 years. Experience during recent years reveals that as a result of prepayments in connection with refinancings and sales of the underlying properties, residential loans generally remain outstanding for periods substantially shorter than maturity of the loan contracts. At September 30, 1996, the average contractual maturity of the Bank's portfolio of fixed-rate loans was 11 years and 4 months, and 19 years and 1 months with respect to its portfolio of adjustable-rate loans.

     Substantially all of the Bank's residential mortgages include so-called "due on sale" clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage, and the loan is not repaid.

     Generally, the Bank will not lend more than 80% of the appraised value of a residential property which is owner occupied unless the borrower obtains private mortgage insurance reducing the uninsured portion of the loan to 72% of the appraised value. If private mortgage insurance is obtained, the Bank's policy is to lend up to 90% of the appraised value of the property securing the loan. The Bank applies the same standards to residential loans purchased in the secondary market.

    COMMERCIAL REAL ESTATE LOANS

     Federal laws and regulations permit a federally-chartered savings institution to make commercial real estate loans. From September 30, 1995, to September 30, 1996, commercial real estate loans increased from $6,271,832 to $7,476,884, increasing the percentage of commercial real estate loans to total loans from 2.82 to 3.30%. These loans consisted of construction and permanent loans secured by mortgages on mid-size commercial real estate. The terms of commercial real estate loans vary from loan to loan but are usually five-year adjustable-rate loans with terms of 20 to 25 years. The loan to value ratio of commercial real estate loans is generally 75% or less.

     Generally, commercial real estate loans involve greater risk to the Bank than do residential loans but usually provide for a higher rate of interest and increased fee income than do residential loans. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the related project and thus may be subject to a great extent to adverse conditions in the real estate market or in the economy generally.


    CONSTRUCTION LOANS

     The Bank offers residential construction loans both to owner-occupants and to persons building residential property. Construction loans are usually offered with fixed rates of interest during construction. Generally, construction loans have terms ranging from six to 12 months at fixed rates over the construction period. Practically all residential construction loans are written so as to become permanent loans at the end of the construction period.

     Construction loans involve greater underwriting and default risks to the Bank than do loans secured by mortgages on existing properties. Loan funds are advanced upon the security of the project under construction, which is more difficult to value prior to the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the total loan funds required to complete a project and the related loan-to-value ratios. Should a default occur which results in foreclosure, the Bank could be negatively impacted in that it would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project.

     The Bank's underwriting criteria are designed to evaluate and minimize the risks of each construction loan. The Bank carefully considers a wide variety of factors before originating a construction loan, including the availability of permanent financing or a takeout commitment to the borrower (which may be provided by the Bank at market rates); the reputation of the borrower and the contractor; independent valuations and reviews of cost estimates; pre-construction sale information; and cash flow projections of the borrower. Inspections of construction sites are made by the Bank on a timely basis to verify progress made to date as a further reinforcement of its conservative lending policy. To reduce the risks inherent in construction lending, the Bank limits the number of properties which can be constructed on a "speculative" or unsold basis by a developer at any one time and generally requires the borrower or its principals to guarantee personally repayment of the loan.

     CONSUMER AND OTHER LOANS

     Federal laws and regulations permit a federally-chartered savings institution to make secured and unsecured consumer loans including home equity loans (loans secured by the equity in the borrower's residence, but not necessarily for the purpose of improvement), home improvement loans (loans secured by a residential second mortgage), loans secured by deposit accounts, educational loans (insured by the State Student Loan Commission of Indiana), and credit card loans (unsecured). The Bank offers all of these types of loans and is currently emphasizing home equity loans to take advantage of the recent changes in the tax laws. These loans are often at adjustable interest rates that generally are higher than the rates offered on mortgage loans.



    LOAN PORTFOLIO CASH FLOWS

     The following table sets forth the estimated cash flows (in thousands) of the Bank's loan portfolio by type of loan at September 30, 1996 The estimated cash flows reflect contractual terms at September 30, 1996 Contractual principal repayments of loans do not necessarily reflect the actual term of the Bank's loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of "due on sale" clauses. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

                                         Cash Flows of Loans
                                      Years Ended September 30
                           -------------------------------------------
                                         1998-    2002 and
                             1997        2001    thereafter    Total
                           --------   --------   ----------  ---------
Type of Loan:
Construction loans --
   residential real estate $ 5,197    $     -    $      -    $  5,197
Real estate loans:
   Mortgage-residential     69,747     42,171      91,849     203,767
   Commercial                3,324      2,601         850       6,775
Installment loans --
   consumer                  8,363      2,240       1,233      11,836
                          ---------   --------   ---------  ----------

         Total             $86,631    $47,012     $93,932    $227,575
                          =========   ========   =========  ==========

     The following table sets forth the estimated cash flows of the Bank's loan portfolio (in thousands) after one year from September 30, 1996, in the categories of fixed rate and adjustable rate.


        Cash Flows of Loans
  October 1, 1997 and thereafter
----------------------------------
    Fixed             Adjustable           Total at September 30, 1996
-----------      -----------------        ------------------------------
  $99,930             $41,014                      $140,944



LOAN PORTFOLIO COMPOSITION

     The following table, sets forth the composition of the Bank's loan portfolio by type of security at the dates indicated. The table includes a reconciliation of total net loans receivable, after consideration of undisbursed portion of loans, deferred loan fees and discounts, and allowance for losses on loans (dollars in thousands).

                                   1996             1995            1994              1993               1992
                           ---------------- ---------------- ----------------- ----------------- -----------------
TYPE OF SECURITY             AMOUNT    %      AMOUNT     %    AMOUNT      %      AMOUNT     %      AMOUNT       %
                           --------- ------ --------- ------ --------- ------- --------- ------- ---------/ ------
Residential:
     Single family units   $207,028   91.0% $203,211   91.2% $195,525   91.7%  $188,135   91.9%  $186,317    92.3%
     2-4 family units         1,234    0.5%    1,008    0.5%    1,006    0.5%       654    0.3%       568     0.3%
     Over 4 family units      2,769    1.2%    1,738    0.8%    1,835    0.9%     1,751    0.9%     1,507     0.7%
Commercial real estate        4,006    1.8%    3,696    1.7%    2,729    1.3%     2,344    1.1%     2,108     1.0%
Land acquisition and
     development                702    0.3%      838    0.4%      438    0.2%       560    0.3%       366     0.2%
Consumer and other loans     10,959    4.8%   11,337    5.1%   10,931    5.1%    10,441    5.1%    10,121     5.0%
Loans on deposits               877    0.4%      901    0.4%      860    0.4%       888    0.4%       883     0.4%
                           --------- ------ --------- ------ --------- ------   -------- ------- ---------- ------
                            227,575  100.0%  222,729  100.0%  213,324  100.0%   204,773  100.0%   201,870   100.0%
                           --------- ------ --------- ------ --------- ------   -------- ------- ---------- ------
Less:
Undisbursed portion
     of loans                 2,717            2,237            1,971              1,763            1,390
Deferred loan fees and
     discounts                  959              916              988                893              779
                           ---------        ---------        ---------          ---------        ---------
                              3,676            3,153            2,959              2,656            2,169
                           ---------        ---------        ---------          ---------        ---------
Total loans receivable      223,899          219,576          210,365            202,117          199,701
Allowance for losses
     on loans                   888              912            1,035              1,025              896
                           ---------        ---------        ---------          ---------        ---------
Net loans                  $223,011         $218,664         $209,330           $201,092         $198,805
                           =========        =========        =========          =========        =========



ORIGINATION, PURCHASE AND SALE OF LOANS AND LOAN CONCENTRATIONS

    The Bank originates residential loans in conformity with standard underwriting criteria to assure maximum eligibility for possible resale in the secondary market. Although the Bank has authority to lend anywhere in the United States, it has confined its loan origination activities primarily in the Bank's service area.

    Loan originations are developed from a number of sources, primarily from referrals from real estate brokers, builders, and existing and walk-in customers. The Bank also utilizes the services of a loan broker located in Fort Wayne, Indiana, who is paid on a commission basis (generally 1% of the loan amount) to originate loans for the Bank.

    The Bank's mortgage loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. Residential and commercial loans ranging up to $200,000 can be approved by the loan committee of the Bank. Loans exceeding $200,000 must be approved by the Bank's Board of Directors. The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate. The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

    The procedure for approval of construction loans is the same as for residential mortgage loans, except that the appraiser evaluates the building plans, construction specifications, and estimates of construction costs. The Bank also evaluates the feasibility of the proposed construction project and the experience and track record of the developer. In addition, all construction loans generally require a commitment from a third-party lender or from the Bank for a permanent long-term loan to replace the construction loan upon completion of construction.

    Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan, and the value of the collateral, if any. Consumer loans must be approved by a consumer loan officer. Consumer loan originations currently are being generated primarily through advertising.

    Currently, it is the Bank's policy to originate both fixed-rate and adjustable-rate loans, providing all such loans are eligible for sale in the secondary market. It is the Bank's intention to hold all originated and purchased loans in its portfolio and not for sale. Generally, the Bank is not active in the secondary market.

The following table shows mortgage and other loan origination, purchase, and repayment activity for the Bank during the periods indicated:

                                                Years Ended September 30
                                    -------------------------------------------
                                       1996           1995           1994
                                    ------------- -------------- --------------
Mortgage loans originated
   for the purpose of:
     Construction-commercial        $    995,000   $          -   $          -
     Construction-residential          6,582,000      7,069,000      3,120,000
     Purchase/refinance-commercial     1,905,000      1,910,000      1,078,000
     Purchase/refinance-residential   51,926,000     41,376,000     52,074,124
Consumer and other loans originated    6,837,000      9,160,000      7,803,000
                                     ------------  -------------  -------------
   Total loans originated             68,245,000     59,515,000     64,075,124
                                     ------------  -------------  -------------
Loans  purchased                               -              -              -
                                     ------------  -------------  -------------
                                      68,245,000     59,515,000     64,075,124
                                     ------------  -------------  -------------
Loan credits:
   Principal repayments               64,146,215     50,315,657     56,189,605
                                     ------------  -------------  -------------
Other:
   Provision for losses on loans           8,824        50,058         23,746
   Amortization of loan fees            (368,362)     (412,144)      (525,064)
   Loan foreclosures, net                111,000       228,000        149,000
                                     ------------  -------------  -------------
                                        (248,538)     (134,086)      (352,318)
                                     ------------  -------------  -------------
     Total credits, net               63,897,677     50,181,571     55,837,287
                                     ------------  -------------  -------------
Net increases in mortgage and other
   loans receivable, net             $ 4,347,323    $ 9,333,429    $ 8,237,837
                                     ============  =============   =============
    INTEREST RATES, POINTS AND FEES

    The Bank realizes interest, point, and fee income from its lending activities. The Bank also realizes income from commitment fees for making commitments to originate loans, from prepayment and late charges, loan fees, application fees, and fees for other miscellaneous services.

    The Bank accounts for loan origination fees in accordance with the Statement of Financial Accounting Standards on Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans ("SFAS No. 91") issued by the Financial Accounting Standards Board (the "FASB"). SFAS No. 91 prohibits the immediate recognition of loan origination fees as revenues and requires that such income (net of certain direct loan origination costs) for each loan be amortized, generally by the interest method, over the estimated life of the loan as an adjustment of yield.

NONPERFORMING ASSETS

    Loans are reviewed on a regular basis and are placed on nonaccrual status when the loans become past due 90 days or more, or when, in the judgment of management, the probability of collection is deemed to be insufficient to warrant further accrual. When a loan is placed on a nonaccrual status, previously accrued but unpaid interest is deducted from interest income. When the Bank is unable to resolve a delinquency satisfactorily within 45 days after the loan is past due, it will undertake foreclosure or other proceedings, as necessary, to minimize any potential loss.

    Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until it is sold. When property is so acquired, it is recorded at the lower of loan balance or fair market value at the date of acquisition. Periodically, real estate owned is reviewed to ensure that net realizable value is not less than carrying value and any allowance resulting therefrom is charged to operations as a provision for loss on real estate owned. All costs incurred in maintaining the property from the date of acquisition are expensed.


    The following table reflects the amount of loans in delinquent status as of the dates indicated (dollars in thousands)::

                                        Loans Delinquent For
             -------------------------------------------------------------------
                       30-59 Days           60-89 Days         90 Days and Over
             ------------------------ -------------------- ---------------------
                          Percent                Percent                Percent
                          of Loan                of Loan                of Loan
            Number Amount Category Number Amount Category Number Amount Category
            ------ ------ -------- ------ ------ -------- ------ ------ --------
Real estate:
 One to four  29  $  861   0.41%     10    $293    0.14%     27  $801     0.33%
 family
Consumer      22     193   1.69%     10      39    0.34%     25   101     0.89%
           ------ ------ -------- ------ ------ -------- ------ ------ --------
   Total      51  $1,054   0.46%     20    $332    0.15%     52  $902     0.35%
           ====== ====== ======== ====== ====== ======== ====== =====  ========



             The following table sets forth the Bank's nonperforming assets at the dates indicated (in thousands)::

                                               At September 30,
                           -----------------------------------------------------
                               1996     1995      1994        1993       1992
                           ---------- -------- ---------- ---------- -----------

Nonaccrual loans           $  814,000 $765,000 $1,020,000 $  866,000 $1,748,000
Loans past due 90 days and
    still accruing             88,000   99,000    49,000      87,000     48,000
                           ----------  ------- ---------- ---------- ----------
                              902,000  864,000  1,069,000    953,000  1,796,000
Real estate owned, net
   of allowance               110,297   46,596    25,316     105,825    277,844
                           ----------  ------- ----------  --------- -----------
Total nonperforming
   assets                  $1,012,297 $910,596 $1,094,316 $1,058,825 $2,073,844
                           ========== ======== ========== ========== ==========


    Consumer loans are placed on nonaccrual generally when the loan exceeds 90 days delinquent or if in the opinion of management the possibility of collecting the loan becomes questionable. Mortgage loans are placed on nonaccrual generally when the loan exceeds 90 days delinquent, however, if the loan is below a 25% loan to value management may at their option decide to accrue interest on the loan since collection of the loan appears highly likely.

    Interest income that would have been recognized for the year ended September 1996, if nonaccrual loans had been current in accordance with their original terms approximated $40,000. Interest income recognized on such loans for the year ended September 30, 1996, approximated $99,000.

     The federal regulations require savings associations to review their assets on a regular basis and to classify them as: special mention; substandard; doubtful and loss. Loans classified as special mention are loans which currently do not expose the Bank to an unusual risk of loss but based on information available require the attention of management. This classification usually includes loans secured by unusual collateral, loans with documentary items which are being addressed by counsel, and relatively large loans where the borrower has had a history of delinquent payments and the collateral has a cashflow shortfall however the borrower has continued to service the debt.

    Loans classified as substandard or doubtful generally represent balances where the borrower has made several late payments and is unable to bring the loan current. Substandard loans generally represent situations where the borrower is attempting to resolve the delinquency in the normal course of business (i.e., sale of the property or infusion of additional capital). Loans classified as doubtful represent situations where the borrower has been unsuccessful in attempts to resolve the delinquency in the normal course of business. Doubtful loans involve a greater degree of uncertainty regarding estimate of loss.

    Loans classified as loss represent situations where the loan is severely delinquent. These loans typically involve extensive bankruptcy proceedings or other unusual circumstances where the debtor contests foreclosure.

    Loans  classified  as  special  mention,  substandard  or  doubtful  do  not necessarily require specific reserves. Individual loan balances may be classified in one or more categories based on management's analysis and estimate of the risk underlying each individual situation.

    In accordance with the federal regulations, Management continually reviews the mix and delinquency status of its loan portfolio and classifies those loans which it deems appropriate.



    As of September 30, 1996 loan balances were classified by the Bank as follows.

             Loss                          $   19,273
             Doubtful                             -0-
             Substandard                      773,562
             Special Mention                  266,348

ALLOWANCE FOR LOSSES ON LOANS AND REAL ESTATE OWNED

    The allowances for loan and real estate owned losses represent amounts available to absorb future losses. Such allowances are based on management's continuing review of the portfolios, historical charge-offs, current economic conditions, and such other factors, which in management's judgment deserve recognition in estimating possible losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowances based on their judgment about the information available to them at the time of their examination. Provisions for losses are charged to earnings to bring the allowances to levels considered necessary by management. Losses are charged to the allowances when considered probable. As of September 30, 1996, the allowances for losses on loans and real estate owned were $887,478 and $-0-respectively. Management believes that the allowances are adequate to absorb known and inherent losses in the portfolio. No assurance can be given, however, that economic conditions which may adversely affect the Bank's markets or other circumstances will not result in future losses in the portfolio.

    The following table presents an allocation of the Bank's allowance for loan losses at the dates indicated and the percentage of loans in each category to total loans (dollars in thousands).

                                                        September 30,
                             ---------------------------------------------------------------------
                                  1996        1995          1994        1993               1992
                             ------------ ------------ ------------ ---------------- -------------
                             Amount    %   Amount    %   Amount    %   Amount    %   Amount    %
                             ------ ------ ------ ------ ------ ------ ------ ------ ------ ------
Balance at end of
period applicable to:
Residential Mortgage Loans    $ 19  91.8%  $ 42   92.2% $   20  92.6% $  177  92.4%  $284    92.3%
Commercial Real Estate Loans     -   3.0%     -    2.0%    140   1.3%    140   1.1%   149     1.0%
Consumer Loans                   -   5.2%    30    5.8%     42   6.1%     15   6.5%    39     6.7%
Unallocated                    868          840            832           693          423
                             ----- ------  ----  ------ ------ ------ ------ ------ -----  -------
Total                         $887 100.0%  $912 100.0% $1,034 100.0% $1,025  100.0%  $895   100.0%
                             ----- ------  ----  ------ ------ ------ ------ ------ -----  -------


     The following table is a summary of activity in the Bank's allowance for loan losses for the periods indicated.

Summary of Loan Loss Experience          Years ended September 30,
                                  ---------------------------------------
(Dollars in Thousands)             1996   1995     1994    1993    1992
                                  ------ ------  ------- ------- -------
Balance of loan loss allowance at
 beginning of year                 $912  $1,034  $1,025  $  895    $708
   Charge-offs
      Residential                     -     153       5       1       1
      Commercial real estate          -       -       -       -       -
      Commercial                      -       -       -       -       -
      Consumer                       55      47      30      45      46
                                 ------- ------- ------- -------  ------
           Total Charge-offs         55     200      35      46      47
                                 ------- ------- ------- -------  ------
   Recoveries
      Residential                     -       -       -       -       -
      Consumer                       21      28      21      22      22
                                  ------ ------- ------- -------  ------
           Total Recoveries          21      28      21      22      22
                                  ------ ------- ------- -------  ------
   Net Charge-offs (Recoveries)      34     172      14      24      25
Provision for loan losses             9      50      23     154     212
                                  ------ ------- ------- -------  ------
Balance of loan loss allowance at
     end of year                   $887  $  912  $1,034  $1,025    $895
                                  ====== ======= ======= =======  ======
Ratio of net charge-offs to average
     loans outstanding            0.02%   0.08%   0.01%   0.02%   0.01%

INVESTMENT ACTIVITIES

    Federal thrift institutions have authority to invest in various types of liquid assets, including United States Treasury obligations and securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds. As a member of the FHLB System, the Bank must maintain minimum levels of liquid assets specified by the OTS which vary from time to time. Subject to various regulatory restrictions, federal thrift institutions may also invest a portion of their assets in certain commercial paper, corporate debt securities and mutual funds whose assets conform to the investments that a federal thrift institution is authorized to make directly. At September 30, 1996, the Bank's ratio of liquid assets to total assets was 15.7%, which exceeds the regulatory requirement.

     The carrying values of the Bank's investment securities, including its liquid assets, as of the dates indicated are presented on the following table.

                                                At September 30,
                                   ----------------------------------------
                                       1996           1995          1994
                                   ------------  ------------  ------------
Interest-bearing deposits and
     certificates of deposit (1)   $ 7,823,900   $ 8,190,942   $         -
U.S. government and federal
     agency securities
     Held to maturity               13,175,118    26,987,247    27,983,373
     Available for sale             20,590,450     6,966,562    10,802,600
Mortgage backed securities
     Held to Maturity                  630,503       794,328       959,619
Stock in FHLB of Indianapolis        2,004,400     1,941,100     1,871,200
Other
     Held to maturity                  455,414     1,158,980     1,012,514
     Available for sale              5,295,565     4,103,300     3,953,220
                                   ------------  ------------  ------------
          Total investments        $49,975,350   $50,142,459   $46,582,526
                                   ============  ============  ============
----------------------------------

(1) In FHLB of Indianapolis at September 30, 1996; In FHLB of Indianapolis ($7,800,686) and insured certificates of deposit ($390,256) at September 30, 1995.


    The  following   table  sets  forth   information   regarding  the  maturity
distribution of investment securities at September 30, 1996 and the weighted average yield on those securities.

                                                                      1996
                                         ----------------------------------------------------------------
                                                Available for Sale                Held to Maturity
                                         ------------------------------ ---------------------------------
                                                            Approximate                      Approximate
                                         Amortized             Fair      Amortized              Fair
Maturity Distribution at September 30:      Cost     Yield    Value        Cost       Yield     Value
                                        ------------ ------ ----------- ------------- -----  ------------
Due in one year or less                 $ 2,932,475  5.09% $ 2,931,213   $ 5,209,172   4.79% $ 5,203,994
Due after one through five years         18,455,266  6.17%  18,295,759     8,130,946   5.42%   7,979,686
Due after five through ten years          4,328,731  7.17%   4,320,827       290,414   6.96%     302,624
Due after ten years                         340,752  7.79%     338,216             -                   -
                                        ------------       ------------ -------------        ------------
                                         26,057,224          25,886,015   13,630,532          13,486,304
Mortgage-backed securities                        -                  -       630,503   8.07%     662,833
                                        $26,057,224         $25,886,015  $14,261,035         $14,149,137
                                        ============       ============= ============        ============




SOURCES OF FUNDS

    GENERAL

     Deposits have traditionally been the primary source of funds of the Bank for use in lending and investment activities. In addition to deposits, the Bank derives funds from loan prepayments and income on earning assets. While income on earning assets is a relatively stable source of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, money market conditions, and levels of competition.

    DEPOSITS

    Deposits are attracted principally from within the Bank's primary market area through the offering of a variety of deposit instruments, including passbook and statement accounts and certificates of deposit ranging in terms from three months to five years. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit and the interest rate. The Bank also offers individual retirement accounts ("IRAs").

    The Bank's policies are designed primarily to attract deposits from local residents rather than to solicit deposits from areas outside its primary market. The Bank does not accept deposits from brokers due to the volatility and rate sensitivity of such deposits. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

    The following table reflects the make-up of the Bank's deposit portfolio by type and weighted average rate paid:

                                                          Weighted
                                                           Average
                                              Balance     Rate Paid
                                           ------------- -----------
Transaction accounts                       $ 24,506,429     1.99%
Savings and money market accounts            43,805,904     3.17%
Certificates of deposit less than $100,000   16,664,414     5.37%
Certificates of deposit over $100,000       149,828,480     5.64%
                                           -------------
                                            234,805,227
Interest payable                                276,213
                                           -------------
                                           $235,081,440
                                           =============


A major determinant of the Bank's average cost of funds is the distribution of the Bank's accounts by interest rate paid. An important indicator of the Bank's stability of lendable funds is the distribution of the Bank's accounts by maturity.

     For information on the various interest rate categories, the amounts of certificate accounts at September 30, 1996 maturing during the next five years and thereafter see the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report.

    The following table lists maturities of certificates of deposits where the balance of the certificate exceeds $100,000 for the periods indicated. None of these certificates were brokered deposits.


                          1996           1995          1994
                     ------------   ------------   ------------
3 months or less     $ 4,717,331    $ 2,199,413    $ 2,197,628
3-6 months             2,116,471      1,677,336      2,234,938
6-12 months            2,904,430      4,336,291      2,628,356
over 12 months         6,926,182      5,795,043      5,421,300
                     ------------   ------------   ------------
Total                $16,664,414    $14,008,083    $12,482,222
                     ============   ============   ============

The following table sets forth certain information as to the Bank's deposit flows at the dates and for the periods indicated:

                                  Years Ended September 30,
                       --------------------------------------------
                           1996            1995           1994
                       -------------  -------------  -------------
Beginning balance      $232,747,018   $226,851,009   $213,590,085
                       -------------  -------------  -------------
New accounts and
additional deposits,
net of withdrawals,      (8,854,488)    (4,706,433)     4,439,931
Interest credited        11,188,910     10,602,442      8,820,993
                       -------------  -------------  -------------
Net increase              2,334,422      5,896,009     13,260,924
                       -------------  -------------  -------------
Ending balance         $235,081,440   $232,747,018   $226,851,009
                       =============  =============  =============

BORROWINGS

    As a member of the FHLB System and the FHLB of Indianapolis, the Bank is eligible to arrange borrowings or advances for various purposes and on various terms. The Bank had no advances at September 30, 1996. As of September 30, 1994, and 1995 the Bank had outstanding advances to the FHLB of Indianapolis of $-0-and $1,000,000 respectively.

    Reverse repurchase agreements, another source of borrowing for the Bank, are retail obligations of the Bank with a maturity of 90 days or less, and are generally secured with specific investment securities owned by the Bank.

    The following tables set forth certain information as to the Bank's borrowings consisting of FHLB of Indianapolis advances and reverse repurchase agreements for the periods and at the dates indicated. Average balances and average interest rates are based on month-end balances.

                                                      Years Ended September 30
                                                  ------------------------------
                                                     1996        1995      1994
                                                  ---------- ---------- --------
Average balance of total borrowings               $  723,000 $  279,000 $176,787
Highest month-end balance of total borrowings      1,000,000  1,000,000  546,960
Weighted average interest rate of total borrowings     5.83%      5.83%    3.95%

                                                           At September 30
                                                  ------------------------------
                                                     1996        1995      1994
                                                  ---------- ---------- --------
Advances from FHLB of Indianapolis                $        - $1,000,000 $      -
Reverse Repurchase agreements                              -          -        -
                                                  ---------- ---------- --------
Total borrowings                                $ $        - $1,000,000 $      -
                                                  ========== ========== ========

Weighted average interest rate                             -      5.83%        -

TRUST DEPARTMENT AND DISCOUNT BROKERAGE SERVICES

    In October 1984, the FHLB of  Indianapolis  granted full trust powers to the
Bank, one of the first savings institutions in Indiana to be granted such powers. As of September 30, 1996, the Bank's trust department assets totaled approximately $39,700,000 including self-directed IRA accounts, and it was offering a variety of trust services including estate planning. As of that date, the trust department was administering approximately 750 trust accounts, including estates, guardianships, revocable and irrevocable trusts, testamentary trusts, and self-directed IRA accounts. The trust department also offers and administers self-directed Individual Retirement Accounts ("IRA's") and Simplified Employee Pension IRA's for small businesses.

NON-BANK SUBSIDIARY

    Peoples Financial Services, Inc. ("PFSI") was organized in 1977 under the laws of the State of Indiana. It is wholly owned by the Bank and conducts a general insurance business within the State of Indiana under the name of Peoples Insurance Agency. During fiscal years ended September 30, 1996 and 1995 PFSI recorded total income of $36,851 and $32,809, respectively, with net income for such periods amounting to $22,411 and $18,190, respectively.

    Since 1985, the Bank also has offered discount brokerage services to its customers. In 1996, this service was moved to the service corporation and was offered through U.S. Clearing Corp. Prior to 1996, another vendor was used. This service also reduces the expenses of securities transactions for the various trust accounts administered by the trust department and provides customers with a convenient and inexpensive means of conducting brokerage transactions.

EMPLOYEES

    As of September 30, 1996 the Bank employed 75 persons on a full time basis and 10 persons on a part time basis. A comprehensive employee benefits program is maintained which provides hospitalization and major medical insurance, retirement income, life insurance and disability insurance which is provided under the Bank's pension program. The Bank also maintains an Employee Stock Ownership Plan for the benefit of its employees which provides for distributions of an employee's vested portions upon retirement, disability, death or termination of employment. The Bank's employees are not represented by any collective bargaining group, and management considers its relations with its employees to be excellent.


                                   REGULATION

GENERAL

     The Company, as a savings and loan holding company, and the Bank, as a federally chartered savings association, are subject to extensive regulation by the OTS. The lending activities and other investments of the Bank must comply with various federal regulatory requirements, and the OTS periodically examines the Bank for compliance with various regulatory requirements and for safe and sound operations. The FDIC also has the authority to conduct examinations. The Bank must file reports with the OTS describing its activities and financial condition and is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors and the deposit insurance funds. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

REGULATION OF THE BANK

     FEDERAL  HOME LOAN BANK  SYSTEM

     The Bank is a member of the FHLB System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Indianapolis, the Bank is required to acquire and hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (i.e., borrowings) from the FHLB of Indianapolis, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Indianapolis stock at September 30, 1996 of $2,004,400.

     The FHLB of Indianapolis serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members secured by certain prescribed collateral in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Indianapolis. Long-term advances may only be made for the purpose of providing funds for residential housing finance. Members must meet standards of community investment or service established by the FHLB of Indianapolis in order to maintain continued access to long-term advances. As of September 30, 1996, the Bank had no advances outstanding. See "Business of the Company--Deposit Activity and Other Sources of Funds" and "--Borrowings."

         LIQUIDITY REQUIREMENTS

     The Bank is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than 5% of its net withdrawable savings deposits plus short-term borrowings. Savings institutions are also required to maintain average daily balances of short-term liquid assets of 1% of the total of their net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements.

         QUALIFIED  THRIFT  LENDER TEST

     The Home Owners' Loan Act (the "HOLA") and OTS regulations require savings institutions to meet a qualified thrift lender ("QTL") test or the definition of a domestic building and loan association in the Internal Revenue Service Code of 1986, as amended. A savings institution that does not meet this requirement must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to meet these requirements, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     To meet the QTL test, an institution's "Qualified Thrift Investments" must total at least 65% of "portfolio assets." Under OTS regulations, portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of, among other things, (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, and (iii) stock in an FHLB or the FHLMC or FNMA. In addition, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. In order to maintain QTL status, the savings institution must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65% on a monthly average basis in nine out of 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired.

     At September 30, 1996, approximately 81.8% of the Bank's portfolio assets were invested in Qualified Thrift Investments, which was in excess of the percentage required to qualify the Company under the QTL test.

         UNIFORM LENDING STANDARDS

     Under OTS regulations, savings institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation and approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators.

     The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits: (i) for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral; (ii) for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%, (iii) for loans for the construction of commercial, multifamily or other nonresidential property, the supervisory limit is 80%; (iv) for loans for the construction of one- to-four family properties, the supervisory limit is 85%; and (v) for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property including nonowner-occupied, one- to-four family property), the limit is 85%. Although no supervisory loan-to-value limit has been established for owner occupied, one- to-four family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

     The Interagency Guidelines state that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits, based on the support provided by other credit factors. The aggregate amount of loans in excess of the supervisory loan-to-value limits, however, should not exceed 100% of total capital and the total of such loans secured by commercial, agricultural, multifamily and other non-one- to-four family residential properties should not exceed 30% of total capital. The supervisory loan-to-value limits do not apply to certain categories of loans including loans insured or guaranteed by the U.S. government and its agencies or by financially capable state, local or municipal governments or agencies, loans backed by the full faith and credit of a state government, loans that are to be sold promptly after origination without recourse to a financially responsible party, loans that are renewed, refinanced or restructured without the advancement of new funds, loans that are renewed, refinanced or restructured in connection with a workout, loans to facilitate sales of real estate acquired by the institution in the ordinary course of collecting a debt previously contracted and loans where the real estate is not the primary collateral.

     Management believes that the Bank's current lending policies conform to the Interagency Guidelines and that the Interagency Guidelines will have no material effect on its lending activities.

         REGULATORY CAPITAL REQUIREMENTS

     Under OTS capital regulations, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8% of risk-weighted assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definition as core capital. See "Prompt Corrective Regulatory Action." The OTS capital regulations define core capital as common stockholders' equity
(including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill," less intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights. Tangible capital is the same as core capital, except that it does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets other than certain purchased mortgage servicing rights.

     The OTS capital rule requires that core and tangible capital be reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible for national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies ("non-includable subsidiaries"). As of September 30, 1996, the Bank had no material investments in or extensions of credit to non-includable subsidiaries.

     Adjusted total assets for purposes of the core and tangible capital requirements are a savings institution's total assets as determined under generally accepted accounting principles, increased by certain goodwill amounts and by a prorated portion of the assets of subsidiaries in which the savings institution holds a minority interest and which are not engaged in activities for which the capital rules require the savings institution to net its debt and equity investments in such subsidiaries against capital, as well as a prorated portion of the assets of other subsidiaries for which netting is not fully required under phase-in rules. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of a savings institution's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill. At September 30, 1996, the Bank's adjusted total assets for purposes of the core and tangible capital requirements were $275 million.

     In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings institution's general loan and lease loss allowances.

     The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight. Mortgage-backed securities that qualify under the Secondary Mortgage Market Enhancement Act, including those issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC, are assigned a 20% risk weight. Single-family first mortgages not more than 90 days past due with loan-to-value ratios under 80%, multi-family mortgages (maximum 36 dwelling units) with loan-to-value ratios under 80% and average annual occupancy rates over 80%, and certain qualifying loans for the construction of one- to four-family residences presold to home purchasers are assigned a risk weight of 50%. Consumer loans, non-qualifying residential construction loans and commercial real estate loans, repossessed assets and assets more than 90 days past due, as well as all other assets not specifically categorized, are assigned a risk weight of 100%. The portion of equity investments not deducted from core or supplementary capital is assigned a 100% risk-weight. OTS capital regulations require savings institutions to maintain minimum total capital, consisting of core capital plus supplemental capital, equal to 8.0% of risk-weighted assets.

     The OTS has recently adopted an amendment to its risk-based capital requirements that requires savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital (the OTS is delaying implementation of this requirement). A savings institution's interest rate risk will be measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than 2% of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

     The OTS will calculate the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital will be based on the institution's Thrift Financial Report filed two quarters earlier. In general, savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are exempt from this interest rate risk component unless the OTS terminates such exemption. Although the Bank qualifies for the exemption, management believes that based on current financial data, the Bank would not be deemed to have more than a normal level of interest rate risk.

     In April 1991, the OTS proposed to amend its core capital requirement to establish a 3% core capital ratio for savings institutions in the strongest financial and managerial condition. For all other savings institutions, the minimum core capital ratio would be 3% plus at least an additional 1 to 2%, determined on a case-by-case basis by the OTS after assessing both the quality of risk management systems and the level of overall risk in each individual savings institution. [The Company does not expect that it will be materially affected by this regulation if adopted in its current form.] In addition to the proposed rule, the OTS has adopted a prompt corrective action rule under which a savings institution that has a core capital ratio of less than 4% would be deemed to be "undercapitalized" and may be subject to certain sanctions. See "--Prompt Corrective Regulatory Action."

     In addition to generally applicable capital standards for savings institutions, the Director of the OTS is authorized to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the Director determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. The Director of the OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the Director to submit and adhere to a plan for increasing capital. Such a directive may be enforced in the same manner as an order issued by the OTS.

     At September 30, 1996, the Bank exceeded all regulatory minimum capital requirements as indicated in the table below.
                                  Dollars in Thousands
                        Actual          Required              Excess
                    Amount    %       Amount     %        Amount     %

Tangible capital   $33,186  12.09%   $4,118     1.5%     $29,068   10.59%
Core capital        33,186  12.09     8,236     3.0       24,950    9.09
Risk-based capital  34,054  25.63    10,630     8.0       23,424   17.63

     Insurance of Deposit Accounts and Special Assessment. The Bank's deposit accounts are insured by the Savings Association Insurance Fund ("SAIF") to a maximum of $100,000 for each insured member (as defined by law and regulation). If an institution has no tangible capital, the FDIC has the authority, should it initiate proceedings to terminate an institution's deposit insurance, to suspend the insurance of any such institution. However, if a savings association has positive capital when it includes qualifying intangible assets, the FDIC cannot suspend deposit insurance unless capital declines materially, the institution fails to enter into and remain in compliance with an approved capital plan, or the institution is operating in an unsafe or unsound manner.

     Regardless of an institution's capital level, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. The FDIC may also prohibit an insured depository institution from engaging in any activity the FDIC determines to pose a serious threat to the SAIF. The management of the Bank is unaware of any practice, condition, or violation that might lead to termination of its deposit insurance.

     The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system, a savings association pays premiums, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase such deposit insurance rates on a semi-annual basis if it determines that such action is necessary to cause the balance in the SAIF to reach or maintain the designated reserve ratio of 1.25% of SAIF-insured deposits. The SAIF was substantially underfunded at June 30, 1996. In addition, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. The Bank's federal deposit insurance premium expense for the year ended September 30, 1996 amounted to approximately $2,000,000, of which $1,500,000 was the special assessment on savings institutions to recapitalize the SAIF, discussed below. By comparison, at September 30, 1996, members of the Bank Insurance Fund ("BIF") were required to pay substantially lower, or virtually no, federal deposit insurance premiums.

     Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately 65.7 basis points per $100 of deposits held on March 31, 1995. The Bank recorded a $1,500,871 pre-tax expense for this assessment at September 30, 1996, and such assessment was payable on November 27, 1996. Beginning January 1, 1997, deposit insurance assessments for SAIF members are expected to be reduced to approximately 6.4 basis points per $100 of deposits on an annual basis through the end of 1999. During this same period, BIF members are expected to be assessed approximately 1.3 basis points per $100 of deposits. Thereafter, assessments for BIF and SAIF members should be the same and the SAIF and BIF may be merged. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank will decline by approximately 72%.

     FEDERAL  RESERVE  SYSTEM

     Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $54.0 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 1996, the Bank met its reserve requirements.

     DIVIDEND RESTRICTIONS

     Under OTS regulations, the Bank is not permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the remaining balance of the liquidation account established for the benefit of certain depositors in connection with the Conversion. In addition, the Bank is required by OTS regulations to give the OTS 30 days' prior notice of any proposed declaration of dividends to the Company.

     OTS regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted, after notice, to make capital distributions during a calendar year in the amount equal to the greater of: (a) 75% of its net income for the previous four quarters; or (b) up to 100% of its net income to date during the calendar year plus an amount that would reduce by 50% its surplus capital ratio at the beginning of the calendar year. A savings institution with total capital in excess of current minimum capital ratio requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period. A savings institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. A Tier 1 Association that has been notified by the OTS that it is in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. In December 1994, the OTS issued a proposal to amend the capital distribution limits. Under that proposal, an institution not owned by a holding company with one of the two highest examination ratings could make a capital distribution without notice to the OTS, if it remains adequately capitalized, as described above, after the distribution is made. Any other institution seeking to make a capital distribution that would not cause the institution to fall below the capital levels to qualify as adequately capitalized, would have to provide notice to the OTS. Except under limited circumstances and with OTS approval, no capital distributions would be permitted if they would cause the institution to become undercapitalized. As of September 30, 1996, the Bank was considered a Tier 1 Association under OTS regulations.

     Despite the above authority, the OTS may prohibit any savings institution from making a capital distribution that would otherwise be permitted by the regulation, if the OTS were to determine that the distribution constituted an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distributions if, after making the distribution, it would have: (1) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. See "--Prompt Corrective Regulatory Action."

     ENFORCEMENT

     Under the Federal Deposit Insurance Act (the "FDI Act"), the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a savings institution. Civil penalties cover a wide range of violations and actions and range up to $25,000 per day unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. Criminal penalties for most financial institution crimes include fines of up to $1.0 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership or conservatorship. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. The FDIC may also take action to terminate deposit insurance.

     TRANSACTIONS   WITH   RELATED   PARTIES

     Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

     Further,  savings institutions are subject to the restrictions contained in
Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder on loans to executive officers and principal stockholders. Under Section 22(h), loans to a director, executive officer and a greater than 10% stockholder of a savings institution and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's lending limit.
Section 22(h) also prohibits the making of loans above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons.
Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Savings institutions are also subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act and Regulation O on loans to executive officers and the restrictions of 12 U.S.C. ss. 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires approval by the board of directors of a depository institution for extension of credit to executive officers of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 (i) prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) prohibits extensions of credit to executive officers, directors and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     PROMPT CORRECTIVE  REGULATORY  ACTION

     The federal banking regulators are required to take prompt corrective action if an institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to become undercapitalized. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") generally is:
(i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A significantly undercapitalized institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution. The senior executive officers of such an institution may not receive bonuses or increases in compensation without prior regulatory approval and the institution is prohibited from making payments of principal or interest on its subordinated debt, with certain exceptions. If an institution's ratio of tangible capital to total assets falls below the "critical capital level" established by the appropriate federal banking regulator, the institution is subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

     The OTS has adopted regulations implementing the prompt corrective action requirements. Under those regulations, the OTS measures a saving institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). A savings institution that is not subject to an order or written directive to meet or maintain a specific capital level is deemed "well-capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is a savings institution that does not meet the definition of well-capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings institution has a composite 1 MACRO rating). An "undercapitalized institution" is a savings institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution is rated a Composite 1 under the OTS examination rating system). A "significantly undercapitalized" institution is defined as a savings institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as a savings institution that has a ratio of core capital to total assets of less than 2.0%. The OTS may reclassify a well-capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any examination rating category. The Bank is classified as "well-capitalized" under the OTS regulations.

     STANDARDS  FOR SAFETY AND  SOUNDNESS

     In July 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In August 1996, guidelines for asset quality and earnings standards were issued. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

     INTERSTATE  BANKING AND  BRANCHING

     In September 1994, the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") became law. Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

     The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.

     The Interstate Act is likely to increase competition in the Bank's market areas especially from larger financial institutions and their holding companies. It is difficult to assess the impact such likely increased competition will have on the Bank's operations.

         COMMUNITY  REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

     The Bank is subject to certain  fair  lending  requirements  and  reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. The OTS has rated the Bank "satisfactory" in complying with its CRA obligations.

     In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. In March 1994, the federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

REGULATION OF THE COMPANY

         GENERAL

     The Company is a unitary savings and loan holding company as defined by the HOLA. As such, the Company is registered with the OTS and is subject to OTS regulation, examination, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof. The Company also is required to file certain reports with, and otherwise comply with, the rules and regulations of the SEC under the federal securities laws.

         ACTIVITIES  RESTRICTIONS

     There are generally no restrictions on the activities of a unitary savings and loan holding company. The broad latitude to engage in activities under current law can be restricted if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company shall also become subject to the activities restrictions applicable to multiple holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "Regulation of the Bank--Qualified Thrift Lender."

     Savings and loan holding companies are the only financial institution holding companies which may engage in any commercial securities and insurance activities. However, congressional legislative proposals that have been introduced or are under consideration would either limit unitary savings and loan holding companies to the same activities as other financial institution holding companies or would permit certain bank holding companies to engage in commercial activities and expanded securities and insurance activities. The Company cannot predict if and in what form these proposals might become law.

     If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by, the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution;
(iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above must also be approved by the OTS prior to being engaged in by a multiple holding company.

         RESTRICTIONS ON  ACQUISITIONS

     Savings and loan holding companies are prohibited from acquiring, without prior approval of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the voting shares of an undercapitalized savings institution pursuant to a "qualified stock issuance" without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the saving and loan holding company's other subsidiaries must have tangible capital of at least 6-1/2% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings institution, and transactions between the savings institution and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

     The OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the FDI Act; or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

     Under the Bank Holding Company Act of 1956, bank holding companies are specifically authorized to acquire control of any savings association. Pursuant to rules promulgated by the Federal Reserve Board, owning, controlling or operating a savings institution is a permissible activity for bank holding companies, if the savings institution engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. A bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings institution plus an annual growth increment. In addition, the transaction must comply with the restrictions on interstate acquisitions of commercial banks under the Bank Holding Company Act of 1956.


                           FEDERAL AND STATE TAXATION


FEDERAL TAXATION

     For federal income tax purposes, the Company reports its income and expenses using the accrual method of accounting and files its federal income tax returns on the basis of a fiscal year ending September 30. The Company and Bank file consolidated federal income tax returns.

    The Company is subject to those rules of federal income taxation generally applicable to corporations. Under present provisions of the Internal Revenue Code ("Code"), however, mutual and stock savings institutions which meet certain definitional tests primarily relating to their assets and the nature of their businesses are permitted to establish a reserve for bad debts and to make annual additions thereto. Such institutions may deduct such additions, within specified formula limits, in arriving at their taxable income.

    A thrift institution must meet an asset test in order to qualify for the bad debt reserve tax rules described below. At least 60% of the amount of the total assets of the institution (at the close of the taxable year in question) must consist of certain assets specified in Section 7701(a)(19) of Code. A thrift institution that ceases to meet the 60% test in a tax year may not deduct any addition to a bad debt reserve under the special rules applicable to thrifts and, if the institution is a "large bank" as defined in Section 585(c)(2) of the Code, generally must include existing reserves in income over a four-year period. At September 30, 1996, in excess of 97% of the Bank's assets qualified under Section 7701(a)(19). Therefore, the Bank was allowed an addition to its tax bad debt reserve. The Bank also is not a "large bank" under Section 585(c)(2) of the Code.

    For purposes of computing the deductible addition to its bad debt reserve, the Bank's loans are separated into "qualifying real property loans" (generally those loans secured by interests in real property) and "nonqualifying loans" (all other loans). The deduction with respect to nonqualifying loans must be computed under the experience method, which allows a deduction for the Bank's actual charge-offs.

    The Bank has generally computed its annual bad debt deductions with respect to qualifying real property loans under the percentage of taxable income method, except for years where the Bank incurred operating losses at which time the experience method was utilized. Under the percentage of taxable income method ("percentage method"), the bad debt deduction for qualifying loans is computed as a percentage of the Bank's taxable income before such deduction, as adjusted for certain items. Thrift institutions are allowed a percentage of taxable income bad debt deduction of 8% of such taxable income. To the extent the 8% deduction exceeds an amount computed on the basis of actual loss experience, such amount will constitute a preference item for purposes of the corporate minimum tax discussed elsewhere herein.

    Under the Code which affects the 1996 fiscal year, the bad debt deduction for qualifying real property loans computed under the percentage method may not exceed the amount necessary to increase the balance in the bad debt reserve accumulated for such loans to an amount equal to 6% of such loans outstanding at the end of the taxable year. On September 30, 1996, the balance of such reserves at the Bank as a percentage of such loans was approximately 4.5%. In addition, the total bad debt deduction for any taxable year with respect to both qualifying real property and nonqualifying loans may not exceed the greater of
(a) the deduction that would be permitted under the experience method, or (b) the amount by which 12% of total deposits at year end exceed the sum of the Bank's surplus, undivided profits, and reserves, as defined for federal income tax purposes, at the beginning of the year. On September 30, 1996, this limitation did not restrict the bad debt reserve deduction of the Bank. The Bank's total bad debt reserve for tax purposes was approximately $9.6 million at September 30, 1996. Based upon 1996 tax law changes, the above criteria will not be of concern in future years.

    To the extent earnings appropriated to a thrift institution's bad debt reserves for qualifying real property loans and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method ("Excess"), and to the extent of the institution's supplemental reserves for losses on loans, such Excess and the supplemental reserve may not, without adverse tax consequences, be utilized for payment of dividends or certain other distributions to a shareholder (including distributions in redemption, dissolution, or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a dividend by a thrift institution to a shareholder is treated as made: first out of the institution's current and post-1951 accumulated earnings and profits; second out of the Excess; third out of the supplemental reserve for losses on loans to the extent thereof; and fourth out of such other accounts as may be proper. In the case of distributions in redemption, dissolution or liquidation, the distribution is deemed to be first out of the Excess, second out of the supplemental reserve for losses on loans, to the extent thereof, then out of earnings and profits, and finally out of other proper accounts. To the extent a distribution by the Bank is deemed paid out of its Excess or supplemental reserve, under these rules, the Excess or supplemental reserve would be reduced and the Bank's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the Excess or supplemental reserve. As of September 30, 1996, the Bank's Excess for tax purposes totaled approximately $9,600,000.

             The Company is subject to an alternative minimum tax. This tax is imposed at a rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments), plus tax preference items, less any available exemption. For alternative minimum tax purposes, special adjustments apply to the NOL deduction, and such NOLs can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds a corporation's regular income tax. The Company has been paying the regular income tax in recent years instead of the alternative minimum tax.

    For taxable years beginning after 1986, corporations, including the Company, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to alternative tax NOLs or the deduction for the environmental tax) over $2 million. The Company incurred approximately $5,000 of this tax for its taxable year ended September 30, 1996.

    Thrifts have generally not established a liability for deferred taxes on the bad debt reserves on their balance sheet. Therefore, if a thrift has to recapture its bad debt reserves because of failure to qualify as a bank, the effect on financial statements, apart from the cash outflow, could be material. The Company has recorded a liability for increases in its tax bad debt reserves from a base year of 1987.

    Due to changes made by the 1996 tax law, the Bank must recapture into taxable income the amount of the tax bad debt reserve in excess of the base year reserve. This additional tax is to be paid over a six year period, with up to a two year deferral if certain tests are met. The Bank has the expected liability currently recorded in its financial statements.

STATE TAXATION

    Effective for fiscal year 1991, the State of Indiana imposed an 8.5% franchise tax on the net income of financial (including thrift) institutions, exempting them from the prior gross income, supplemental net income, and intangibles taxes. Net income for franchise tax purposes constitutes federal taxable income before net operating loss deductions and special deductions, adjusted for certain items, including bad debts.

    Prior to 1991, the State of Indiana imposed a 1.2% gross income tax on thrift institutions. The state also imposed an intangibles tax on thrift institutions located in Indiana. The intangibles tax was based upon the Bank's capital and deposits. The rate was .14%; however, the intangibles tax liability for federally chartered savings institutions was reduced by the gross income and personal property taxes paid. Other applicable state taxes include sales tax, use tax, property tax, and a supplemental net income tax of 4.5% on the difference, generally, between taxable income as defined in the Code and the amount of gross income tax paid.

    The Company's tax returns have not been audited by federal or state authorities in the past ten years.

ITEM 2.  PROPERTIES

    The Bank owns six full-service banking offices located in Avilla, Auburn, Columbia City, Garrett, Kendallville and LaGrange, Indiana.

    The following table provides certain information with respect to the Bank's full-service offices at September 30, 1996.

     Full Service                                         Net Book
     Offices                     Date Opened              Value(1)
     -------------------         -----------              --------
     Main Office, Auburn            1973                  $208,012
     Avilla                         1980                   143,066
     Garrett                        1972                    64,873
     Columbia City                  1971                   144,087
     Kendallville                   1941                   512,579
     LaGrange                       1972                   191,638


(1) Of real estate at September 30, 1996.

    The Bank owns data processing equipment including computers, terminals and communications equipment for record keeping purposes.

    The total net book value of the Bank's premises and equipment at September 30, 1996, was $1,467,764.

ITEM 3.  LEGAL PROCEEDINGS

    There are no material pending legal proceedings to which the Company, the Bank or any subsidiary is a party or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Reference is made to page 2 of the Company's Annual Report to Stockholders, for the year ended September 30, 1996, for the information required by this Item, which is hereby incorporated by reference.


ITEM 6.  SELECTED FINANCIAL DATA

     Reference is made to page 13 of the Company's Annual Report to Stockholders for the year ended September 30, 1996, for the information required by this Item which is hereby incorporated by reference.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Reference is made to pages 6 to 12 of the Company's Annual Report to Stockholders for the year ended September 30, 1996, for the information required by this Item which is hereby incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to pages 14 to 27 of the Company's Annual Report to Stockholders for the year ended September 30, 1996, for the information required by this Item which is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.
                                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Reference is made to pages 2 - 4 of the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders for the information required by this Item which is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Reference is made to pages 6 - 10 of the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders for the information required by this Item which is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Reference is made to pages 2 and 5 of the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders for the information required by this Item which is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Reference is made to pages 5 and 6 of the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders for the information required by this Item which is hereby incorporated by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following consolidated financial statements of Peoples Bancorp and Its Wholly-owned Subsidiary, included in the Annual Report to Stockholders of the registrant for the year ended September 30, 1996, are filed as part of this report:

    1.  Financial Statements

        o  REPORT OF GEO. S. OLIVE & CO. LLC, INDEPENDENT AUDITORS.
        o CONSOLIDATED STATEMENT OF FINANCIAL CONDITION - AS OF SEPTEMBER 30, 1996 AND 1995.
        o CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994.
        o CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994.
        o CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994.
        o  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



    2.  Financial Statement Schedules

     All schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements and notes.


    3.  Exhibits

Exhibit No.   Description of Exhibit
-----------   ----------------------

3.1           Articles of Incorporation of Peoples Bancorp (1)

3.2           Bylaws of Peoples Bancorp (1)

10.2          Employment Agreement of Roger J. Wertenberger (1)

10.2(a)       Amendment No.1 to Employment Agreement of Roger J. Wertenberger(1)

10.4          Amended and Restated Stock Option and Stock Grant Plan (2)

10.5          Employee Stock Ownership Plan (1)

10.5(a)       First Amendment to Employee Stock Ownership Plan (3)

10.5(b)       Second Amendment to Employee Stock Ownership Plan (3)

10.5(c)       Third Amendment to Employee Stock Ownership Plan (3)


Exhibit No.   Description of Exhibit
-----------   ----------------------
10.6          Expense and Tax Sharing Agreement between Peoples Bancorp, Peoples
              Federal Savings Bank of DeKalb County and Peoples Financial
              Services, Inc., dated May 28, 1992 (3)

13            Annual Report to Stockholders

22            Subsidiaries of the Registrant

28            Definitive Proxy Statement for 1996 Annual Meeting

    (1)  Incorporated  by  reference  to Exhibit  bearing the same number in the
Company's   Registration  Statement  of  Form  S-4  (33-37343)  filed  with  the
Securities and Exchange Commission on October 17, 1990.

    (2) Incorporated by reference to Exhibit bearing the same number in the Company's Annual Report on form 10-K for the year ended September 30, 1991.

    (3) Incorporated by reference to Exhibit bearing the same number in the Company's Annual Report on form 10-K for the year ended September 30, 1992.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PEOPLES BANCORP


December 24, 1996                  Roger J. Wertenberger
                                   Chairman of the Board,
                                   Principal Executive Officer,
                                   and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


December 24, 1996                  Roger J. Wertenberger,
                                   Chairman of the Board,
                                   Principal Executive Officer,
                                   and Director

December 24, 1996                  Maurice F. Winkler III,
                                   President, and Director


December 24, 1996                  Robert D. Ball, Director


December 24, 1996                  Jack L. Buttermore, Director


December 24, 1996                  John C. Harvey, Director


December 24, 1996                  Douglas D. Marsh, Director


December 24, 1996                  Lawrence  R. Bowmar, Director


December 24, 1996                  John C. Thrapp, Director

                                  EXHIBIT INDEX


Exhibit No.  Description of Exhibit
-----------  ----------------------

3.1          Articles of Incorporation of Peoples Bancorp (1)

3.2          Bylaws of Peoples Bancorp (1)

10.2         Employment Agreement of Roger J. Wertenberger (1)

10.2(a)      Amendment No. 1 to Employment Agreement of Roger J. Wertenberger(1)

10.4         Amended and Restated Stock Option and Stock Grant Plan (2)

10.5         Employee Stock Ownership Plan (1)

10.5(a)      First Amendment to Employee Stock Ownership Plan (3)

10.5(b)      Second Amendment to Employee Stock Ownership Plan (3)

10.5(c)      Third Amendment to Employee Stock Ownership Plan (3)

10.6 Expense and Tax Sharing Agreement between Peoples Bancorp, Peoples Federal Savings Bank of DeKalb County and Peoples Financial Services, Inc., dated May 28, 1992 (3)

11           Statement Concerning Computation of Per Share Net Income

13           Annual Report to Stockholders

22           Subsidiaries of the Registrant

    (1)  Incorporated  by  reference  to Exhibit  bearing the same number in the
Company's   Registration  Statement  of  Form  S-4  (33-37343)  filed  with  the
Securities and Exchange Commission on October 17, 1990.

    (2) Incorporated by reference to Exhibit bearing the same number in the Company's Annual Report on form 10-K for the year ended September 30, 1991.

    (3) Incorporated by reference to Exhibit bearing the same number in the Company's Annual Report on form 10-K for the year ended September 30, 1992.

                                   EXHIBIT 22



                         SUBSIDIARIES OF THE REGISTRANT


Name of Subsidiary                      State of Incorporation
-------------------------------        -------------------------
Peoples Federal Savings
Bank of DeKalb County                  United States of America

and its subsidiary

Peoples Financial Services Inc.                  Indiana