Form 10-Q
period 1996-12-31
PEOPLES BANCORP
filed 1997-01-23
CIK 869004

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



December 31, 1996                                               Commission
                                                           File Number 000-18991

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


Common stock, par value $1 per share                  2,305,943 shares
------------------------------------                  ----------------
       (Title of class)                        (Outstanding at January 22, 1997)

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY


                                                                           Page
                                                                          Number

Part I   Financial Information:

  Item 1.  Consolidated Financial Statements

                  Consolidated Statement of Financial Condition
                  as of December 31, 1996 and September 30, 1996...............3

                  Consolidated Statement of Operations for the three
                  months ended December 31, 1996 and 1995......................4

                  Consolidated Statement of Changes in Stockholders'
                  Equity for the three months ended December 31, 1996..........5

                  Consolidated Statement of Cash Flows for the
                  three months ended December 31, 1996 and 1995................6

                  Notes to Consolidated Financial Statements.................7-8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................9-14

Part II.     Other Information

   Item 6.   Exhibits and Reports on Form 8-K.................................15

Signatures....................................................................16

                          PART I. FINANCIAL INFORMATION

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                          ASSETS
                                              December 31,         September 30,
                                                  1996                 1996
                                              --------------      --------------
                                              (Unaudited)

Cash                                           $  3,189,708        $  3,207,845
Short-term interest-bearing deposits             15,550,265           7,823,900
                                              --------------       -------------
    Total cash and cash equivalents              18,739,973          11,031,745
Securities available for sale                    22,614,141          25,886,015
Securities held to maturity
 (approximate market value $10,429,801 and
  $13,486,304)                                   10,495,985          13,630,532
Mortgage-backed securities                          590,902             630,503
Loans:
   Loans                                        223,398,970         223,898,729
   Less: Allowance for loan losses                  889,655             887,478
                                              --------------       -------------
     Net loans                                  222,509,315         223,011,251
Premises and equipment                            1,440,916           1,467,764
Federal Home Loan Bank of Indianapolis stock,
     at cost                                      2,004,400           2,004,400
Other assets                                      1,943,727           2,349,640
                                              --------------       -------------
    Total assets                               $280,339,359        $280,011,850
                                              ==============       =============

                             LIABILITIES

NOW and savings deposits                       $ 68,477,087        $ 68,344,163
Certificates of deposit                         165,708,996         166,737,277
Reverse Repurchase Agreements                     2,287,594                   -
Advances by borrowers for taxes and insurance         2,988               3,450
Other liabilities                                   853,870           2,250,195
                                              --------------       -------------
    Total liabilities                           237,330,535         237,335,085
                                              --------------       -------------

                        STOCKHOLDERS' EQUITY

Preferred stock, par value $1;
    Authorized and unissued -- 5,000,000 shares      -                  -
Common stock, par value $1;
    Authorized--7,000,000 shares:
    Issued and outstanding--2,307,973 and
         2,325,494 shares                        2,307,973            2,325,494
Additional paid-in capital                       7,362,589            7,690,289
Retained earnings--substantially restricted     33,359,272           32,762,852
Net unrealized loss on securities available
    for sale                                       (21,010)            (101,870)
                                              -------------        -------------
    Total stockholders' equity                  43,008,824           42,676,765
                                              -------------        -------------
    Total liabilities and stockholders'equity $280,339,359         $280,011,850
                                              =============        =============

See notes to consolidated financial statements.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                               Three months ended
                                                  December 31,
                                      -----------------------------------
                                          1996                   1995
                                       -----------            -----------
Interest Income:
    Loans                              $4,664,664             $4,693,102
    Securities                            499,116                460,571
    Mortgage-backed securities             14,457                 17,648
    Other interest and dividend income    207,206                255,461
                                       -----------            -----------
                                        5,385,443              5,426,782
                                       -----------            -----------
Interest Expense:
     Now and savings deposits             453,109                471,323
     Certificates of deposit            2,337,141              2,369,730
     Short-term borrowings                 21,244                      -
     Federal Home Loan Bank advances            -                 14,695
                                       -----------            -----------
                                        2,811,494              2,855,748
                                       -----------            -----------
Net Interest Income                     2,573,949              2,571,034
     Provision for losses on loans         11,315                (36,502)
                                       -----------            -----------
Net Interest Income After Provision
      for Losses on Loans               2,562,634              2,607,536
                                       -----------            -----------
Other Income:
    Trust income                           13,724                 14,839
    Fees and service charges              110,871                114,238
    Other income                           33,175                 31,628
                                       -----------            -----------
                                          157,770                160,705
                                       -----------            -----------
Other Expense:
    Salaries and employee benefits        633,686                617,079
    Net occupancy expenses                 73,088                 49,200
    Equipment expenses                     44,317                 34,354
    Data processing expense                78,095                 74,480
    Deposit insurance expense             132,992                131,004
    Other expenses                        226,557                217,615
                                       -----------            -----------
                                        1,188,735              1,123,732
                                       -----------            -----------
Income Before Income Tax                1,531,669              1,644,509
     Income tax expense                   587,940                613,300
                                       -----------            -----------
Net Income                             $  943,729             $1,031,209
                                       ===========            ===========

Net Income Per Common Share                 $0.41                  $0.44
Average Common Shares Outstanding       2,312,279              2,362,898

See notes to consolidated financial statements.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)




                              Common Stock                       Retained     Net Unrealized
                         --------------------     Additional     Earnings     Gain (Loss) on
                            Number                  Paid-in   (Substantially    Securities
                          of Shares    Amount       Capital     Restricted)  Available for Sale     Total
                          ---------  -----------  -----------  ------------  ------------------  ------------
Balances, September 30,
1996                      2,325,494  $2,325,494   $7,690,289   $32,762,852      $(101,870)       $42,676,765

Cash dividends
     ($.15 per share)             -           -           -       (347,309)             -           (347,309)

Net change in unrealized
gain (loss) on securities
available for sale                -           -           -              -         80,860             80,860

Repurchase of stock         (17,521)    (17,521)    (327,700)            -              -           (345,221)

Net income for the
    three months ended
    December 31, 1996             -           -           -        943,729              -            943,729
                          ----------  ----------  -----------  ------------   -----------------  ------------

Balances, December 31,
    1996                  2,307,973  $2,307,973   $7,362,589   $33,359,272      $ (21,010)       $43,008,824
                          ========== ===========  ===========  ============   =================  ============

See notes to consolidated financial statements.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Information with respect to the three months ended December 31, 1996 and 1995, and at December 31, 1996 and 1995, is unaudited.)


1.  BASIS OF PRESENTATION

The significant accounting policies followed by Peoples Bancorp (the Company) and its wholly-owned subsidiary, Peoples Federal Savings Bank of DeKalb County, (the Bank), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three months ended December 31, 1996, are not necessarily indicative of those expected for the remainder of the year.


2.  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

The Consolidated Statement of Financial Condition at September 30, 1996, has been taken from the audited consolidated financial statements at that date.


3.  CASH DIVIDEND

A cash dividend of $.15 per common share was declared on November 23, 1996 payable on January 23, 1997, to stockholders of record as of January 2, 1997.


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

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Information with respect to the three months ended December 31, 1996 and 1995, and at December 31, 1996 and 1995, is unaudited.)


5.  COMMITMENTS TO FUND LOANS

    Commitments to fund mortgage loans are as follows:


                         December 31, 1996     September 30, 1996
                      ---------------------- ----------------------
                         Amount      Rate       Amount       Rate
                      ------------  -------  ------------   -------
     Adjustable rate   $  285,250             $  223,000
     Fixed rate         2,435,200    7.67%     4,006,200     8.08%
                      ------------  =======  ------------   =======
                       $2,720,450             $4,229,200
                      ============           ============




6.  STOCK REPURCHASE PLAN

In 1995, the Company's board of directors approved the repurchase of up to 100,000 of the Company's outstanding shares of common stock ("1995 plan"). Such purchases will be made subject to market conditions in the open market or block transactions. At December 31, 1996, the Company has repurchased 62,491 shares of its outstanding stock under the 1995 plan.

7.  RECLASSIFICATIONS

Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Total assets at December 31, 1996 were $280,339,359, an increase of $327,509 from September 30, 1996. The increase is attributable primarily to short term interest-bearing deposits which increased $7,726,365 to $15,550,265. This increase was basically offset by decreases in investment securities and loans.

Total deposits were $234,186,083 at December 31, 1996, a decrease of $895,357 since September 30, 1996.

LIQUIDITY

As calculated for regulatory purposes, liquidity was 16.65% at December 31, 1996 as compared to 15.70% at September 30, 1996. Liquidity and loan repayments should be adequate to meet loan fundings and other obligations and expenditures.

CAPITAL RESOURCES

The following table presents Peoples Federal Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of December 31, 1996

                                     At December 31, 1996
                   --------------------------------------------------------
                    Tangible Capital   Core Capital     Risk-Based Capital
                   ----------------- ----------------  --------------------
                     Amount    %      Amount     %       Amount     % (1)
                   --------- ------- -------- -------  ---------  ---------
Capital Position    $34,061   12.4%  $34,061   12.4%    $34,929    26.3%
Regulatory
  Requirement         4,111    1.5%    8,223    3.0%     10,633     8.0%
Excess Capital
  over Regulatory
  Requirement       $29,950   10.9%  $25,838    9.4%    $24,296    18.3%

(1)  Risk-based capital as a percentage of risk-weighted assets.

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

SUMMARY OF RESULTS OF OPERATIONS

Peoples Bancorp and subsidiary had net income of $943,729 or $.41 per share for the three months ended December 31, 1996, as compared to $1,031,209 or $.44 per share for the same period ended 1995. The decrease was primarily due to lower net interest income.

NET INTEREST INCOME

Net interest income was $2,562,634 for the three months ended December 31, 1996 as compared to $2,607,536 for the same period ended 1995. Interest income decreased $41,339 to $5,385,443 for the three month period primarily due to lower interest rates on loans. The decrease in income was offset by a decrease in interest expense of $44,254 to $2,811,494 for the three month period due to lower prevailing interest rates on deposit accounts. Provision for loan loss increased $47,817 to $11,315 for the three months ended December 31, 1996, reflecting management's continued review of the loan portfolio.

The following table presents average balances and associated rates earned and paid for all interest earning assets and interest bearing liabilities for the three months ended December 31, 1996 and 1995. (dollars in thousands)

                                  1996                         1995
                        --------------------------- ----------------------------
                         Average Interest Effective  Average  Interest Effective
                         Balance   Yield    Rate     Balance   Yield     Rate
                        --------- ------- --------- --------- -------- ---------
Loans                   $227,220  $4,665    8.21%   $222,312  $4,693     8.44%
Securities                36,821     499    5.42%     36,481     461     5.05%
Mortgage-backed
     securities              628      14    8.92%        777      18     9.27%
Other                     13,804     207    6.00%     16,347     255     6.24%
                        --------- -------           --------- --------
Combined                 278,473   5,385    7.74%    275,917   5,427     7.87%
                        --------- -------           --------- --------
NOW and savings
     deposits             68,589     453    2.64%     71,332     471     2.64%
Certificates of deposit  165,213   2,337    5.66%    162,236   2,370     5.84%
Borrowings                 1,804      21    4.66%          -       -        -
Advances from FHLB             -       -       -       1,000      15     5.83%
                        --------- -------           --------- --------
Combined                 235,606   2,811    4.77%    234,568   2,856     4.87%
                        --------- -------           --------- --------
Net interest income/
   interest rate spread           $2,574    2.97%             $2,571     3.00%
                                  ======= =========           ======== =========

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



The following table illustrates the change in net interest income due to changes in rates and average volumes. (dollars in thousands)

                       Three months ended December 31, 1996 vs. 1995
                              Rate       Volume      Total
                            --------   ---------   --------
Loans                        $(130)      $102       $ (28)
Securities                      34          4          38
Mortgage-backed
     securities                  -         (4)         (4)
Other                          (10)       (38)        (48)
                            --------   ---------   --------
Total                         (106)        64         (42)
                            --------   ---------   --------

NOW and savings deposits         -        (18)        (18)
Certificates of deposit        (75)        42         (33)
Short-term borrowings            -        (15)        (15)
Advances from FHLB               -         21          21
                            --------   ---------   --------
Total                          (75)        30         (45)
                            --------   ---------   --------
Net interest income          $ (31)      $ 34        $  3
                            ========   =========   ========



NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE

Non-performing assets at December 31, 1996 and September 30, 1996 are as follows: (dollars in thousands)


                                     December 31    Sept. 30
                                     -----------   ---------
Non-accruing loans                     $621           $814
Loans contractually past due 90 days
     or more other than nonaccruing     204             88
Real estate owned                        74            110
                                      ------        -------
                                       $899         $1,012
                                      ======        =======

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE (CONT'D)

The following table analyzes the allowance for loan and REO losses for the three months ended December 31, 1996 and 1995. (dollars in thousands)


                                  Loans            REO
                             --------------   ---------------
                              1996    1995     1996    1995
                             ------  ------   ------  ------
Balance at 9/30               $887    $912     $ -      $ -
Provision adjustment charged
     (credited) to expense      11     (37)      -        -
Chargeoffs                     (12)    (31)      -        -
Recoveries                       3       8       -        -
                             ------  ------   ------   ------
Balance at 12/31              $889    $852     $-       $ -
                             ======  ======   ======   ======



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

Management continually reviews the mix and delinquency status of its loan portfolio and classifies those loans which it deems appropriate. As of December 31, 1996, asset balances and the corresponding allocation of the provision for loan losses were as follows: (dollars in thousands)

                             Asset    Allocation of
                            Balance     Reserve
                          ----------  ------------
       Loss                $     21       $ 21
       Doubtful                   -          -
       Substandard              591        118
       Unclassified         279,727        750
                          ----------  ------------
                           $280,339       $889
                          ==========  ============

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


Balance at end of period      December 31          December 31
                            ----------------    -----------------
     applicable to:              1996                 1995
                            ----------------    -----------------
Residential Mortgage Loans   $  -     92.7%      $  -     92.1%
Commercial Real Estate Loans    -      2.1%         -      2.5%
Commercial and Other Loans      -        -          -        -
Consumer Loans                 21      5.2%        12      5.4%
Unallocated                   868                 840
                            ------  --------    ------  --------
Total                        $889    100.0%      $852    100.0%
                            ======  ========    ======  ========

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


NON-INTEREST INCOME

The Company's non-interest income was virtually unchanged at $157,770 for the three months ended December 31, 1996 as compared to $160,705 for 1995.

NON-INTEREST EXPENSE

Total non-interest expense for the three months ended December 31 , 1996 was $1,188,735 as compared to $1,123,732 for 1995. The $65,000 increase was made up of small increases in salaries and employee benefits, net occupancy expenses, equipment expenses, and other miscellaneous expenses.

INCOME TAXES

Income taxes decreased $25,360 to $587,940 for the three months ended December 31, 1996 due to lower pretax income this year versus last.

                           PART II. OTHER INFORMATION

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY


Item 6.  Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended December 31, 1996.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                                   SIGNATURES



Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the

Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                                     PEOPLES BANCORP
                                                      (REGISTRANT)




Date:  January 22, 1997                             Maurice F. Winkler III
                                           President and Chief Operating Officer



Date:  January 22, 1997                             Deborah K. Stanger
                                      Vice President and Chief Financial Officer