Form 10-Q
period 1997-03-31
PEOPLES BANCORP
filed 1997-04-14
CIK 869004

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                                                                Commission
March 31, 1997                                             File Number 000-18991
--------------                                             ---------------------

                                 PEOPLES BANCORP
                             212 WEST SEVENTH STREET
                                AUBURN, IN 46706



         Indiana                                                 35-1811284
         -------                                                 ----------
State or other jurisdiction of                                (IRS Employer
incorporation or organization)                            Identification Number)


Registrant's telephone number, including area code:                (219)925-2500
                                                                   -------------

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


Common stock, par value $1 per share                        2,279,328
------------------------------------                        ---------
    (Title of class)                          (Outstanding at April 14, 1997)

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY


Page

Number

Part I   Financial Information:

  Item 1.  Consolidated Financial Statements

                  Consolidated Statement of Financial Condition
                  as of March 31, 1997 and September 30, 1996..................3

                  Consolidated Statement of Income for the three
                  and six months ended March 31, 1997 and 1996.................4

                  Consolidated Statement of Changes in Stockholders'
                  Equity for the six months ended March 31, 1997...............5

                  Consolidated Statement of Cash Flows for the
                  six months ended March 31, 1997 and 1996.....................6

                  Notes to Consolidated Financial Statements.................7-8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................9-14

Part II.     Other Information

   Item 6.   Exhibits and Reports on Form 8-K.................................15

Signatures....................................................................16

                          PART I. FINANCIAL INFORMATION

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                          ASSETS
                                                       March 31,  September 30,
                                                         1997           1996
                                                     ------------- ------------
                                                     (Unaudited)

Cash                                                 $  3,042,832  $  3,207,845
Short-term interest-bearing deposits                   20,640,040     7,823,900
                                                       ------------- ----------
    Total cash and cash equivalents                    23,682,872    11,031,745
Securities available for sale                          21,565,818    25,886,015
Securities held to maturity
   (approximate market value $8,319,033 and $13,486,304)8,469,030    13,630,532
Mortgage-backed securities                                558,943       630,503
Loans:
     Loans                                            224,352,650   223,898,729
     Less: Allowance for loan losses                      872,922       887,478
                                                     ------------- ------------
     Net loans                                        223,479,728   223,011,251
Premises and equipment                                  1,636,948     1,467,764
Federal Home Loan Bank of Indianapolis stock, at cost   2,004,400     2,004,400
Other assets                                            1,844,660     2,349,640
                                                     ------------- ------------
    Total assets                                     $283,242,399  $280,011,850
                                                     ============= ============

                             LIABILITIES

NOW and savings deposits                             $ 70,090,589  $ 68,344,163
Certificates of deposit                               166,540,857   166,737,277
Reverse Repurchase Agreements                           2,319,471             -
Advances by borrowers for taxes and insurance               2,943         3,450
Other liabilities                                       1,289,309     2,250,195
                                                     ------------- ------------
    Total liabilities                                 240,243,169   237,335,085
                                                     ------------- ------------

                       STOCKHOLDERS' EQUITY

Preferred stock, par value $1;
    Authorized and unissued -- 5,000,000 shares
common stock, par value $1;
    Authorized--7,000,000 shares:
    Issued and outstanding--2,279,328 and
         2,325,494 shares                               2,279,328     2,325,494
Additional paid-in capital                              6,796,362     7,690,289
Retained earnings--substantially restricted            34,052,134    32,762,852
Net unrealized loss on securities available for sal      (128,594)     (101,870)
                                                     ------------- ------------
    Total stockholders' equity                         42,999,230    42,676,765
                                                     ------------- ------------
    Total liabilities and stockholders' equity       $283,242,399  $280,011,850
                                                     ============= ============

See notes to consolidated financial statements.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                       Three months ended     Six months ended
                                            March 31,             March 31,
                                    -------------------------------------------------
                                       1997         1996        1997      1996
                                    ----------- ----------- ----------- -------------
Interest Income:
  Loans                             $4,558,538  $4,770,134  $ 9,223,202  $ 9,463,236
  Securities                           465,339     424,061      964,455      884,632
  Mortgage-backed securities            13,651      16,843       28,108       34,491
  Other interest and dividend income   291,590     300,156      498,796      555,617
                                    ----------- ----------- ------------ ------------
                                     5,329,118   5,511,194   10,714,561   10,937,976
                                    ----------- ----------- ------------ ------------

Interest Expense:
  Now and savings deposits             474,120     458,153      927,229      929,476
  Certificates of deposit            2,301,052   2,328,234    4,638,193    4,697,964
  Short-term borrowings                 27,962           -       49,206            -
  Federal Home Loan Bank advances            -      14,535            -       29,230
                                    ----------- ----------- ------------ ------------
                                     2,803,134   2,800,922    5,614,628    5,656,670
                                    ----------- ----------- ------------ ------------
Net Interest Income                  2,525,984   2,710,272    5,099,933    5,281,306
  Provision for losses on loans           (485)     34,739       10,830       (1,763)
                                    ----------- ----------- ------------ ------------
Net Interest Income After Provision
  for Losses on Loans                2,526,469   2,675,533    5,089,103    5,283,069
                                    ----------- ----------- ------------ ------------

Other Income:
  Trust income                          13,840      21,391       27,564       36,230
  Fees and service charges             102,411     109,242      213,282      223,480
  Other income                          41,216      35,941       74,391       67,568
                                    ----------- ----------- ------------ ------------
                                       157,467     166,574      315,237      327,278
                                    ----------- ----------- ------------ ------------

Other Expense:
  Salaries and employee benefits       552,049     524,243   1,185,735     1,141,322
  Net occupancy expenses                77,693      82,168     150,781       131,368
  Equipment expenses                    57,590      42,837     101,907        77,191
  Data processing expense               81,127      79,556     159,222       154,036
  Deposit insurance expense              8,376     132,467     141,368       263,471
  Other expenses                       225,260     282,117     451,817       499,731
                                    ----------- ----------- ------------ ------------
                                     1,002,095   1,143,388    2,190,830    2,267,119
                                    ----------- ----------- ------------ ------------
Income Before Income Tax             1,681,841   1,698,719    3,213,510    3,343,228
  Income tax expense                   647,080     626,900    1,235,020    1,240,200
                                    ----------- ----------- ------------ ------------
Net Income                          $1,034,761  $1,071,819  $ 1,978,490  $ 2,103,028
                                    =========== =========== ============ ============

Net Income Per Common Share              $0.45       $0.45        $0.86        $0.89
Average Common Shares Outstanding    2,296,275   2,365,398    2,304,348    2,364,136

See notes to consolidated financial statements.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)




                                Common Stock                     Retained      Net Unrealized
                           ----------------------  Additional    Earnings      Gain (Loss) on
                             Number                  Paid-in  (Substantially    Securities
                           of Shares    Amount       Capital    Restricted)   Available for Sale    Total
                           ---------- ----------- ----------- --------------- ------------------ ------------
Balances, September 30,
1996                       2,325,494  $2,325,494  $7,690,289   $32,762,852       $(101,870)      $42,676,765

Cash dividends
 ($.30 per share)                  -           -           -      (689,208)              -          (689,208)

Net change in unrealized
gain (loss) on securities
available for sale                 -           -           -             -         (26,724)          (26,724)

Repurchase of stock          (46,166)    (46,166)   (893,927)            -               -          (940,093)

Net income for the
    six months ended
    March 31, 1997                 -           -           -     1,978,490               -         1,978,490
                           ---------- ----------- ----------- ---------------  ----------------- ------------
Balances, March 31,
    1997                   2,279,328  $2,279,328  $6,796,362   $34,052,134       $(128,594)      $42,999,230
                           ========== =========== =========== ===============  ================= ============

See notes to consolidated financial statements.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                        Six months ended
                                                           March 31,
                                                  ---------------------------
                                                     1997            1996
                                                  ------------   ------------

Operating Activities:
  Net income                                      $ 1,978,490    $ 2,103,028
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Provision for loan losses                          10,830         (1,763)
    Depreciation and amortization                     121,445         99,098
    Amortization of premiums and discounts on
      investment securities                           (29,104)         7,837
    Amortization of deferred loan fees               (138,842)      (189,982)
  Change in:
    Interest receivable                               293,987          4,144
    Interest payable                                   (8,560)          (845)
  Other adjustments:                                 (745,744)      (106,014)
                                                  ------------   ------------
   Net cash provided by operating activities        1,482,502      1,915,503
                                                  ------------   ------------

Investing Activities:
  Purchases of investment securities               (1,966,406)    (6,012,861)
  Proceeds from maturities of investment
    securities                                     11,423,571     14,016,786
  Payments on mortgage-backed securities               72,767         80,576
  Net change in loans                                (340,465)     1,255,108
  Purchases of premises and equipment                (290,629)       (28,987)
  Proceeds from sales of real estate owned             28,500         20,000
                                                  ------------   ------------
   Net cash used by investing activities            8,927,338      9,330,622
                                                  ------------   ------------

Financing Activities:
  Net change in:
     NOW and savings accounts                       1,740,321       (889,136)
     Certificates of deposit                         (179,852)     3,857,242
     Short-term borrowings                          2,310,626              -
  Net change in advances by borrowers for
     taxes and insurance                                 (507)        54,171
  Cash dividends                                     (689,208)      (615,001)
  Excercise of stock options                                -         17,000
  Repurchase of common stock                         (940,093)      (198,774)
                                                  ------------   ------------
   Net cash provided by financing activities        2,241,287      2,225,502
                                                  ------------   ------------
Net Change in Cash and Cash Equivalents            12,651,127     13,471,627
Cash and Cash Equivalents, Beginning of Period     11,031,745     11,961,442
                                                  ------------   ------------
Cash and Cash Equivalents, End of Period          $23,682,872    $25,433,069
                                                  ============   ============

Additional Cash Flows and Supplementary Information:
   Interest paid                                  $ 5,614,714    $ 5,657,271
   Income tax paid                                    306,300      1,251,900

See notes to consolidated financial statements.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (Information with respect to the three and six months ended March 31, 1997 and 1996, and at March 31, 1997 and 1996, is unaudited.)


1.  BASIS OF PRESENTATION

The significant accounting policies followed by Peoples Bancorp (the Company) and its wholly-owned subsidiary, Peoples Federal Savings Bank of DeKalb County, (the Bank), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the six months ended March 31, 1997, are not necessarily indicative of those expected for the remainder of the year.


2.  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

The Consolidated Statement of Financial Condition at September 30, 1996, has been taken from the audited consolidated financial statements at that date.

3.  CASH DIVIDEND

A cash dividend of $.15 per common share was declared on February 22, 1997, payable on April 22, 1997, to stockholders of record as of April 1, 1997.

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

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (Information with respect to the three and six months ended March 31, 1997 and 1996, and at March 31, 1997 and 1996, is unaudited.)


5.  COMMITMENTS TO FUND LOANS

Commitments to fund mortgage loans are as follows:


                             March 31, 1997        September 30, 1996
                          --------------------   ---------------------
                             Amount     Rate       Amount     Rate
                          ------------ -------   ----------- ---------
     Adjustable rate       $   63,500             $  223,000
     Fixed rate             7,234,750   7.65%      4,006,200  8.08%
                          ------------ =======   ----------- =========
                           $7,298,250             $4,229,200
                          ============           ===========


6.  STOCK REPURCHASE PLAN

100,000 of the Company's outstanding shares of common stock ("1995 plan"). Such purchases will be made subject to market conditions in the open market or block transactions. At March 31, 1997, the Company has repurchased 91,104 shares of its outstanding stock under the 1995 plan.

7.  RECLASSIFICATIONS

Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Total assets at March 31, 1997 were $283,242,399, an increase of $3,230,549 from September 30, 1996. The increase is attributable primarily to short term interest-bearing deposits which increased $12,816,140 to $20,640,040. This increase was partially offset by decreases in investment securities.

Total deposits were $236,631,446 at March 31, 1997, an increase of $1,550,006 since September 30, 1996.

LIQUIDITY

As calculated for regulatory purposes, liquidity was 16.67% at March 31, 1997 as compared to 15.70% at September 30, 1996. Liquidity and loan repayments should be adequate to meet loan fundings and other obligations and expenditures.

CAPITAL RESOURCES

The following table presents Peoples Federal Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of March 31, 1997.


                                         At March 31, 1997
                  --------------------------------------------------------------
                   Tangible Capital       Core Capital      Risk-Based Capital
                  ------------------ ------------------ ------------------------
                    Amount     %       Amount     %       Amount      %      (1)
                  --------- -------- --------- -------- --------- --------------
Capital Position  $35,036    12.6%    $35,036    12.6%   $35,904      26.8%
Regulatory
 Requirement       4,157     1.5%      8,314      3.0%    10,721       8.0%
Excess Capital
  over Regulatory
  Requirement     $30,879    11.1%    $26,722     9.6%   $25,183      18.8%

(1)  Risk-based capital as a percentage of risk-weighted assets.

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

SUMMARY OF RESULTS OF OPERATIONS

Peoples Bancorp and subsidiary had net income of $1,978,490 or $.86 per share for the six months ended March 31, 1997, and $1,034,761 or $.45 per share for the three months ended March 31, 1997 as compared to $2,103,128 or $.89 per share and $1,071,819 or $.45 per share for the same periods ended 1996. The decrease was primarily due to lower net interest income.

NET INTEREST INCOME

Net interest income was $5,089,103 for the six months and $2,526,469 for the three months ended March 31, 1997 as compared to $5,283,069 and $2,675,533 for the same periods ended 1996. Interest income decreased $182,076 and $223,415 to $5,329,118 and $10,714,561 for the three and six month periods primarily due to lower interest rates on loans. The decrease in income was partially offset by a decrease in interest expense of $42,042 to $5,614,628 for the six month period due to a combination of lower prevailing interest rates on certificate of deposit accounts and higher volumes of these accounts. Provision for loan loss decreased $35,224 to a net recovery of $485 for the six months ended March 31, 1997, reflecting management's continued review of the loan portfolio.

The following table presents average balances and associated rates earned and paid for all interest earning assets and interest bearing liabilities for the six months ended March 31, 1997 and 1996. (dollars in thousands)

                                    1997                            1996
                      ------------------------------- -------------------------------
                       Average    Interest  Effective  Average   Interest  Effective
                       Balance     Yield      Rate     Balance    Yield      Rate
                      ---------- ---------- --------- ---------- --------- ----------
Loans                  $226,993  $ 9,223      8.13%    $222,131  $ 9,463      8.52%
Securities               33,889      964      5.69%      34,535      885      5.13%
Mortgage-backed
     securities             605       28      9.26%         759       34      8.96%
Other                    17,347      499      5.75%      18,733      556      5.94%
                      ---------- ----------           ---------- ---------
Combined                278,834   10,714      7.68%     276,158   10,938      7.92%
                      ---------- ----------           ---------- ---------
NOW and savings
     deposits            68,779      927     2.70%      70,522      930       2.64%
Certificates of deposit 165,445    4,638      5.61%     162,972    4,698      5.77%
Borrowings                2,044       49     4.79%           -        -          -
Advances from FHLB            -        -        -        1,000       29       5.80%
                      ---------- ----------           ---------- ---------
Combined               $236,268    5,614      4.75%    $234,494    5,657      4.82%
                      ---------- ----------           ---------- ---------
Net interest income/
   interest rate spread          $ 5,100      2.93%              $ 5,281      3.10%
                                 ========== =========            ========= ==========


                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


The following table illustrates the change in net interest income due to changes in rates and average volumes. (dollars in thousands)

                         Six months ended March 31, 1997 vs. 1996
                               Rate         Volume       Total
                           ------------   ----------   ---------
Loans                          $(443)       $203        $(240)
Securities                        96         (17)          79
Mortgage-backed
     securities                    1          (7)          (6)
Other                            (18)        (39)         (57)
                           ------------   ----------   ---------
Total                           (364)        140         (224)
                           ------------   ----------   ---------

NOW and savings deposits          21         (24)          (3)
Certificates of deposit         (131)         71          (60)
Short-term borrowings              -          49           49
Advances from FHLB                 -         (29)         (29)
                           ------------   ----------   ---------
Total                           (110)         67          (43)
                           ------------   ----------   ---------
Net interest income            $(254)       $ 73        $(181)
                           ============   ==========   =========



NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE

Non-performing  assets at March 31, 1997 and  September 30, 1996 are as follows:
(dollars in thousands)


                                       March 31,1997   September 30, 1996
                                        -----------    ------------------
Non-accruing loans                          $809            $  814
Loans contractually past due 90 days
     or more other than nonaccruing           63                88
Real estate owned                             74               110
                                        -----------       ----------
                                            $946            $1,012
                                        ===========       ==========

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE (CONT'D)

The following table analyzes the allowance for loan and REO losses for the six months ended March 31, 1997 and 1996. (dollars in thousands)


                                    Loans             REO
                              ---------------   ------------------
                               1997     1996     1997       1996
                              ------  -------   -------   --------
Balance at 9/30                $887    $912      $  -      $   -
Provision adjustment charged
     (credited) to expense       11      (2)        -          -
Chargeoffs                      (36)    (33)        -          -
Recoveries                       11      13         -          -
                              ------  -------   -------   --------
Balance at 3/31                $873    $890      $  -      $   -
                              ======  =======   =======   ========



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

Management continually reviews the mix and delinquency status of its loan portfolio and classifies those loans which it deems appropriate. As of March 31, 1997, asset balances and the corresponding allocation of the provision for loan losses were as follows: (dollars in thousands)

                              Asset      Allocation of
                             Balance       Reserve
                          ------------   ------------
       Loss                 $      5        $  5
       Doubtful                    -          -
       Substandard               749         150
       Unclassified          282,488         718
                          ------------   ------------
                            $283,242        $873
                          ============   ============

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


Balance at end of period          March 31,          March 31,
                              -----------------  ------------------
     applicable to:                 1997               1996
                              -----------------  ------------------
Residential Mortgage Loans     $  -     92.7%     $  -      92.6%
Commercial Real Estate Loans      -      2.1%        -       2.2%
Commercial and Other Loans        -        -         -         -
Consumer Loans                    5      5.2%       22       5.2%
Unallocated                     868                868
                              ------- ---------  ------- ----------
Total                          $873    100.0%     $890     100.0%
                              ======= =========  ======= ==========

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


NON-INTEREST INCOME

The Company's non-interest income declined slightly to $157,467 and $315,237 as compared to $166,574 and $327,278 for the three and six months ended March 31, 1997 as compared to 1996. The decrease was caused by lower trust fees this year versus last.

NON-INTEREST EXPENSE

Total non-interest expense for the three and six months ended March 31 , 1997 was $1,002,095 and $2,190,830 as compared to $1,143,388 and $2,267,119 for 1996.
The decrease was due to decreased deposit insurance expense due to the September 30, 1996 recapitalization of the SAIF insurance fund, partially offset by small increases in salaries and employee benefits, net occupancy expenses, and equipment expenses.

INCOME TAXES

Income taxes for the six months ended March 31, 1997 were $1,235,020, virtually unchanged from the 1996 figure of $1,240,200.

                           PART II. OTHER INFORMATION

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY


Item 6.  Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 1997.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                                   SIGNATURES



Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the

Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                                     PEOPLES BANCORP
                                                      (REGISTRANT)




Date:  April 14, 1997                             Maurice F. Winkler III
                                          President and Chief Operating Officer



Date:  April 14, 1997                             Deborah K. Stanger
                                      Vice President and Chief Financial Officer