Form 10-Q
period 1997-06-30
PEOPLES BANCORP
filed 1997-07-16
CIK 869004

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



June 30, 1997                                                   Commission
                                                           File Number 000-18991

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


Common stock, par value $1 per share                     2,273,748 shares
            (Title of class)                      (Outstanding at July 15, 1997)

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                                                                           Page
                                                                          Number

Part I   Financial Information:

  Item 1.  Consolidated Financial Statements

             Consolidated Statement of Financial Condition
             as of June 30, 1997 and September 30,1996.........................3

             Consolidated Statement of Income for the three
             and nine months ended June 30, 1997 and 1996......................4

             Consolidated Statement of Changes in Stockholders'
             Equity for the nine months ended June 30, 1997....................5

             Consolidated Statement of Cash Flows for the
             nine months ended June 30, 1997 and 1996..........................6

             Notes to Consolidated Financial Statements......................7-8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................9-14

Part II.     Other Information

   Item 6.   Exhibits and Reports on Form 8-K.................................15

Signatures....................................................................16

                          PART I. FINANCIAL INFORMATION

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                     ASSETS
                                                    June 30,      September 30,
                                                      1997            1996
                                                 -------------   -------------
                                                   (Unaudited)

Cash                                             $  3,613,079    $  3,207,845
Short-term interest-bearing deposits               11,359,055       7,823,900
                                                 -------------   -------------
    Total cash and cash equivalents                14,972,134      11,031,745
Interest-bearing deposits                             975,000               -
Securities available for sale                      27,786,138      25,886,015
Securities held to maturity
   (approximate market value $8,385,504
    and $13,486,304)                                8,472,153      13,630,532
Mortgage-backed securities                            528,012         630,503
Loans:
     Loans                                        229,818,837     223,898,729
     Less: Allowance for loan losses                  878,794         887,478
                                                 -------------   -------------
     Net loans                                    228,940,043     223,011,251
Premises and equipment                              1,657,853       1,467,764
Federal Home Loan Bank of Indianapolis stock,
    at cost                                         2,062,200       2,004,400
Other assets                                        2,170,567       2,349,640
                                                 -------------   -------------
    Total assets                                 $287,564,100    $280,011,850
                                                 =============   =============

                             LIABILITIES

NOW and savings deposits                         $ 71,258,712    $ 68,344,163
Certificates of deposit                           168,506,518     166,737,277
Reverse Repurchase Agreements                       2,845,045               -
Advances by borrowers for taxes and insurance           2,518           3,450
Other liabilities                                   1,228,584       2,250,195
                                                 -------------   -------------
    Total liabilities                             243,841,377     237,335,085
                                                 -------------   -------------

                        STOCKHOLDERS' EQUITY

Preferred stock, par value $1;
    Authorized and unissued -- 5,000,000 shares            -                -
Common stock, par value $1;
    Authorized--7,000,000 shares:
    Issued and outstanding--2,274,028 and
         2,325,494 shares                           2,274,028       2,325,494
Additional paid-in capital                          6,685,497       7,690,289
Retained earnings--substantially restricted        34,804,505      32,762,852
Net unrealized loss on securities available for sale  (41,307)       (101,870)
                                                 -------------   -------------
    Total stockholders' equity                     43,722,723      42,676,765
                                                 -------------   -------------
    Total liabilities and stockholders' equity   $287,564,100    $280,011,850
                                                 =============   =============

See notes to consolidated financial statements.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                         Three months ended        Nine months ended
                                              June 30,                  June 30,
                                      ----------------------- -------------------------
                                         1997        1996        1997         1996
                                      ----------- ----------- ------------ ------------
Interest Income:
  Loans                               $4,740,015  $4,587,754  $13,963,217  $14,050,990
  Securities                             511,219     526,617    1,475,674    1,411,249
  Mortgage-backed securities              13,038      15,890       41,146       50,381
  Other interest and dividend income     297,832     298,367      796,628      853,984
                                      ----------- ----------- ------------ ------------
                                       5,562,104   5,428,628   16,276,665   16,366,604
                                      ----------- ----------- ------------ ------------
Interest Expense:
  Now and savings deposits               501,397     458,265    1,428,626    1,387,741
  Certificates of deposit              2,342,740   2,296,285    6,980,933    6,994,249
  Short-term borrowings                   30,015         539       79,221          539
  Federal Home Loan Bank advances              -      13,681            -       42,911
                                      ----------- ----------- ------------ ------------
                                       2,874,152   2,768,770    8,488,780    8,425,440
                                      ----------- ----------- ------------ ------------
Net Interest Income                    2,687,952   2,659,858    7,787,885    7,941,164
  Provision for losses on loans           22,700      17,925       33,530       16,162
                                      ----------- ----------- ------------ ------------
Net Interest Income After Provision
   for Losses on Loans                 2,665,252   2,641,933    7,754,355    7,925,002
                                      ----------- ----------- ------------ ------------
Other Income:
  Trust income                            12,726      13,860       40,290       50,090
  Fees and service charges               111,051     107,874      324,333      331,354
  Other income                            26,823      30,921      101,214       98,489
                                      ----------- ----------- ------------ ------------
                                         150,600     152,655      465,837      479,933
                                      ----------- ----------- ------------ ------------

Other Expense:
  Salaries and employee benefits         602,862     593,971    1,788,597    1,735,293
  Net occupancy expenses                  69,837      53,639      220,618      185,007
  Equipment expenses                      29,443      33,928      131,350      111,119
  Data processing expense                 48,732      74,951      207,954      228,987
  Deposit insurance expense               37,703     133,545      179,071      397,016
  Other expenses                         256,692     194,246      708,509      693,978
                                      ----------- ----------- ------------ ------------
                                       1,045,269   1,084,280    3,236,099    3,351,400
                                      ----------- ----------- ------------ ------------
Income Before Income Tax               1,770,583   1,710,308    4,984,093    5,053,535
  Income tax expense                     677,480     683,150    1,912,500    1,923,350
                                      ----------- ----------- ------------ ------------
Net Income                            $1,093,103  $1,027,158  $ 3,071,593  $ 3,130,185
                                      =========== =========== ============ ============

Net Income Per Common Share                $0.48       $0.44       $1.33         $1.33
Average Common Shares Outstanding      2,296,275   2,348,071   2,304,348     2,358,792

See notes to consolidated financial statements.


                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)




                                 Common Stock                    Retained        Net Unrealized
                           ----------------------  Additional    Earnings        Gain (Loss) on
                             Number                 Paid-in    (Substantially      Securities
                           of Shares    Amount      Capital     Restricted)    Available for Sale     Total
                           ---------- ----------- ------------ --------------- ------------------ --------------
Balances, September 30,
1996                       2,325,494  $2,325,494  $7,690,289    $32,762,852        $(101,870)       $42,676,765

Cash dividends
     ($.45 per share)              -           -           -     (1,029,940)               -         (1,029,940)

Net change in unrealized
gain (loss) on securities
available for sale                 -           -           -              -           60,563             60,563

Repurchase of stock          (51,466)    (51,466) (1,004,792)             -                -         (1,056,258)

Net income for the
    nine months ended
    June 30, 1997                  -           -           -      3,071,593                -          3,071,593
                           ---------- ----------- ------------  -------------- ------------------ ---------------
Balances, June 30,
    1997                   2,274,028  $2,274,028  $6,685,497     $34,804,505        $(41,307)       $43,722,723
                           ========== =========== ============  ============== ================== ===============

See notes to consolidated financial statements.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                         Nine months ended
                                                             June 30,
                                                  ------------------------------
                                                       1997            1996
                                                  --------------  --------------

Operating Activities:
  Net income                                       $ 3,071,593     $ 3,130,185
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Provision for loan losses                           33,530          16,162
    Depreciation and amortization                      151,646         147,024
    Amortization of premiums and discounts on
      investment securities                            (46,633)          5,336
    Amortization of deferred loan fees                (211,556)       (301,020)
  Change in:
    Interest receivable                                145,886        (213,549)
    Interest payable                                   (28,304)         (6,416)
  Other adjustments:                                  (857,596)         97,327
                                                  --------------  -------------
   Net cash provided by operating activities         2,258,566       2,875,049
                                                  --------------  -------------

Investing Activities:
  Purchases of interest-bearing deposits              (975,000)              -
  Purchases of investment securities               (10,021,120)    (18,205,537)
  Proceeds from maturities of investment
    securities                                      13,423,571      17,436,429
  Payments on mortgage-backed securities               104,301         129,316
  Net change in loans                               (5,933,520)     (2,262,050)
  Purchases of premises and equipment                 (348,235)        (29,583)
  Proceeds from sales of real estate owned              28,500          42,499
  Purchase of Federal Home Loan Bank stock             (57,800)        (63,300)
                                                  --------------  -------------
   Net cash used by investing activities            (3,779,303)     (2,952,226)
                                                  --------------  -------------

Financing Activities:
  Net change in:
     NOW and savings accounts                        2,909,177      (2,247,994)
     Certificates of deposit                         1,804,046       2,903,695
     Short-term borrowings                           2,836,200           8,289
     Payments on advances from Federal Home Loan Bank        -      (1,000,000)
  Net change in advances by borrowers for
     taxes and insurance                                  (932)        (77,054)
  Cash dividends                                    (1,031,107)       (946,046)
  Exercise of stock options                                 -          17,000
  Repurchase of common stock                        (1,056,258)       (396,066)
                                                  --------------  -------------
   Net cash provided by financing activities         5,461,126      (1,738,176)
                                                  --------------  -------------
Net Change in Cash and Cash Equivalents              3,940,389      (1,815,353)
Cash and Cash Equivalents, Beginning of Period      11,031,745      11,961,442
                                                  --------------  -------------
Cash and Cash Equivalents, End of Period           $14,972,134     $10,146,089
                                                  ==============  =============

Additional Cash Flows and Supplementary Information:
   Interest paid                                   $ 8,508,610     $ 8,429,585
   Income tax paid                                     853,063       1,508,800

See notes to consolidated financial statements.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (Information with respect to the three and nine months ended June 30, 1997 and 1996, and at June 30, 1997 and 1996, is unaudited.)


1.  BASIS OF PRESENTATION

The significant accounting policies followed by Peoples Bancorp (the Company) and its wholly-owned subsidiary, Peoples Federal Savings Bank of DeKalb County, (the Bank), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the nine months ended June 30, 1997, are not necessarily indicative of those expected for the remainder of the year.

2.  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

The Consolidated Statement of Financial Condition at September 30, 1996, has been taken from the audited consolidated financial statements at that date.

3.  CASH DIVIDEND

A cash dividend of $.15 per common share was declared on June 18, 1997, payable on July 23, 1997, to stockholders of record as of July 3, 1997.

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

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (Information with respect to the three and nine months ended June 30, 1997 and 1996, and at June 30, 1997 and 1996, is unaudited.)


5.  COMMITMENTS TO FUND LOANS

Commitments to fund mortgage loans are as follows:

                          June 30, 1997          September 30, 1996
                     ----------------------  ------------------------
                        Amount     Rate          Amount      Rate
                     ----------- ----------   ------------ ----------

     Adjustable rate $  201,675                $  223,000
     Fixed rate       5,055,100    7.74%        4,006,200    8.08%
                     ----------- ==========   ------------ ==========
                     $5,256,775                $4,229,200
                     ===========             =============




6.  STOCK REPURCHASE PLAN

On May 17, 1997, the Company's board of directors authorized the repurchase of up to 160,000 of the Company's outstanding shares of common stock . Such purchases will be made subject to market conditions in the open market or privately negotiated transactions. At June 30, 1997, the Company has repurchased 4,400 shares of its outstanding stock under this plan.
7.  RECLASSIFICATIONS

Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Total assets at June 30, 1997 were $287,564,100, an increase of $7,552,250 from September 30, 1996. The increase is attributable primarily to loans which increased $5,928,792 to $228,940,043. Short-term interest-bearing deposits also increased $3,535,155 to $11,359,055. These increases were partially offset by a slight decrease in investment securities.

Total deposits were $239,765,230 at June 30, 1997, an increase of $4,683,790 since September 30, 1996.

LIQUIDITY

As calculated for regulatory purposes, liquidity was 15.50% at June 30, 1997 as compared to 15.70% at September 30, 1996. Liquidity and loan repayments should be adequate to meet loan fundings and other obligations and expenditures.

CAPITAL RESOURCES

The following table presents Peoples Federal Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of June 30, 1997.

                                       At June 30, 1997
                   -------------------------------------------------------
                   Tangible Capital   Core Capital     Risk-Based Capital
                   ---------------- --------------- ----------------------
                    Amount    %      Amount    %     Amount     %   (1)
                   -------- ------- -------- ------ -------- -------------

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

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

SUMMARY OF RESULTS OF OPERATIONS

Peoples Bancorp and subsidiary had net income of $3,071,593 or $1.33 per share for the nine months ended June 30, 1997, and $1,093,103 or $.48 per share for the three months ended June 30, 1997 as compared to $3,130,185 or $1.33 per share and $1,027,158 or $.44 per share for the same periods ended 1996. The decrease for the nine month period was primarily due to lower net interest income, partially offset by lower expenses. The increase for the three month period was due to higher net interest income combined with lower expenses.

NET INTEREST INCOME

Net interest income was $7,754,355 for the nine months and $2,665,252 for the three months ended June 30, 1997 as compared to $7,925,002 and $2,641,933 for the same periods ended 1996. Interest income decreased $89,939 to $16,276,665 for the nine month period primarily due to lower interest rates on loans. Interest income increased $133,476 to $5,562,104 for the three month period due to higher loan volumes. Interest expense increased $105,382 and $63,340 to $2,874,152 and $8,488,780 for the three and nine month periods primarily due to higher deposit volumes. Provision for loan loss increased $17,368 to $33,530 for the nine months ended June 30, 1997, reflecting management's continued review of the loan portfolio.

The following table presents average balances and associated rates earned and paid for all interest earning assets and interest bearing liabilities for the nine months ended June 30, 1997 and 1996. (dollars in thousands)

                                 1997                          1996
                    ------------------------------- ----------------------------
                     Average   Interest  Effective   Average  Interest Effective
                     Balance    Yield      Rate      Balance    Yield     Rate
                    ---------- --------- ---------- --------- -------- ---------
Loans               $228,416   $13,963     8.15%    $224,370  $14,051    8.35%
Securities            33,727     1,476     5.84%      35,103    1,411    5.36%
Mortgage-backed
     securities          587        41     9.31%         740       50    9.01%
Other                 17,613       797     6.03%      18,396      854    6.19%
                    ---------- ---------            --------- --------
Combined             280,343    16,277     7.74%     278,609   16,366    7.83%
                    ---------- ---------            --------- --------
NOW and savings
     deposits         69,514     1,429     2.74%      70,275    1,388    2.63%
Certificates of
     deposit         165,830     6,981     5.61%     163,423    6,994    5.71%
Borrowings             3,570        79     2.95%           -        -    -
Advances from FHLB         -        -         -        1,000       43    5.73%
                    ---------- ---------            --------- --------
Combined             238,914     8,489     4.74%     234,698    8,425    4.79%
                    ---------- ---------            --------- --------
Net interest income/
   interest rate spread        $ 7,788     3.00%              $ 7,941    3.04%
                               ========= ==========           ======== =========

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


The following table illustrates the change in net interest income due to changes in rates and average volumes. (dollars in thousands)

                           Nine months ended June 30, 1997 vs. 1996
                             Rate          Volume           Total
                          ------------   ------------    ----------
Loans                       $(434)          $346           $ (88)
Securities                    151            (86)             65
Mortgage-backed
     securities                 -             (9)             (9)
Other                         (16)           (42)            (58)
                          ------------   ------------    ----------
Total                        (299)           209             (90)
                          ------------   ------------    ----------

NOW and savings deposits       65            (24)             41
Certificates of deposit      (156)           143             (13)
Short-term borrowings           -             79              79
Advances from FHLB              -            (43)            (43)
                          ------------   ------------    ----------
Total                         (91)           155              64
                          ------------   ------------    ----------
Net interest income         $(208)          $ 54           $(154)
                          ============   ============    ==========



NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE

Non-performing  assets at June 30, 1997 and  September  30, 1996 are as follows:
(dollars in thousands)

                                       June 30,1997    September 30, 1996
Non-accruing loans                        $614               $814
Loans contractually past due 90 days
     or more other than nonaccruing         68                 88
Real estate owned                          257                110
                                       -------------     ------------
                                          $939             $1,012
                                       =============     ============

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE (CONT'D)

The following table analyzes the allowance for loan and REO losses for the nine months ended June 30, 1997 and 1996. (dollars in thousands)

                                      Loans                    REO
                              ----------------------   -------------------
                                 1997         1996       1997      1996
                              ---------   ----------   -------   ---------
Balance at 9/30                 $887        $912         $-       $ -
Provision adjustment charged
     (credited) to expense        34          16          -        11
Chargeoffs                       (61)        (50)         -       (11)
Recoveries                        19          16          -         -
                              ---------   ----------   -------   ---------
Balance at 3/31                 $879        $894         $-      $  -
                              =========   ==========   =======   =========


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

Management continually reviews the mix and delinquency status of its loan portfolio and classifies those loans which it deems appropriate. As of June 30, 1997, asset balances and the corresponding allocation of the provision for loan losses were as follows: (dollars in thousands)

                              Asset      Allocation of
                             Balance        Reserve
                          ------------  --------------
       Loss                       4          $  4
       Doubtful                   -             -
       Substandard              843           169
       Unclassified         286,717           706
                          ------------  --------------
                           $287,564          $879
                          ============  ==============

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


                                 June 30,               June 30,
Balance at end of period     -------------------   ------------------
     applicable to:               1997                    1996
                             -------------------   ------------------
Residential Mortgage Loans     $  -     92.5%        $  -     92.8%
Commercial Real Estate Loans      -      2.1%           -      2.1%
Commercial and Other Loans        -        -            -        -
Consumer Loans                    4      5.4%          26      5.1%
Unallocated                     875                   868
                             ------- ----------   --------- ---------
Total                          $879    100.0%        $894    100.0%
                             ======= ==========   ========= =========

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


NON-INTEREST INCOME

The Company's non-interest income declined slightly to $150,600 and $465,837 as compared to $152,655 and $479,933 for the three and nine months ended June 30, 1997 as compared to 1996. The decrease was primarily caused by lower trust fees this year versus last.

NON-INTEREST EXPENSE

Total non-interest expense for the three and nine months ended June 30 , 1997 was $1,045,269 and $3,236,099 as compared to $1,084,280 and $3,351,400 for 1996.
The decrease was due to decreased deposit insurance expense due to the September 30, 1996 recapitalization of the SAIF insurance fund, partially offset by small increases in salaries and employee benefits, net occupancy expenses, and equipment expenses.

INCOME TAXES

Income taxes for the nine months ended June 30, 1997 were $1,912,500, virtually unchanged from the 1996 figure of $1,923,350.

                           PART II. OTHER INFORMATION

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY


Item 6.  Reports on Form 8-K

One report on Form 8-K was filed during the three months ended June 30, 1997. This 8-K reported the adoption of a stock repurchase plan and was filed on June 3, 1997.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                                   SIGNATURES



Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the

Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                                     PEOPLES BANCORP
                                                      (REGISTRANT)




Date:  July 15, 1997                                Maurice F. Winkler III
                                           President and Chief Operating Officer



Date:  July 15, 1997                                    Deborah K. Stanger
                                      Vice President and Chief Financial Officer