Form 10-K
period 1997-09-30
PEOPLES BANCORP
filed 1997-12-29
CIK 869004

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

     For Annual and Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 For the fiscal year ended September 30, 1997

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

                         Commission File Number 0-18991

                                 PEOPLES BANCORP
             (Exact name of registrant as specified in its charter)

        INDIANA                                                35-1811284
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                         Identification Number)

212 West 7th Street, Auburn, Indiana                                    46706
------------------------------------                                    -----
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (219) 925-2500
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act

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

     Aggregate market value of voting stock held by non-affiliates of the registrant, as of December 26, 1997: $72,968,495.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 26, 1997:

           3,390,953 shares of Common Stock, par value $1.00 per share

                      Documents Incorporated by Reference:

        Portions of the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (Part III) and the Annual Report to Stockholders for the year ended September 30, 1997 (Parts II and IV).


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

      The Bank was founded in 1925 and chartered by the Federal Home Loan Bank Board ("FHLBB"), now the Office of Thrift Supervision ("OTS"), in 1937. Since that time, the Bank has been a member of the Federal Home Loan Bank System
("FHLB System") and the Federal Home Loan Bank of Indianapolis ("FHLB of Indianapolis"), and its savings accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF"), as administered by the Federal Deposit Insurance Corporation (the "FDIC").

      The Company is a unitary savings and loan holding company subject to regulation by the OTS. The Company's securities are registered with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Company is subject to the information, proxy solicitation, insider trading, and other restrictions and requirements of the Exchange Act.

         In May, 1997, the Board authorized a stock repurchase program. Purchases of up to 240,000 shares may be made in open market or in privately negotiated transactions. As of September 30, 1997, the Company had repurchased 25,656 shares.

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


The Thrift Industry

      Thrift institutions are financial intermediaries which historically have accepted savings deposits from the general public and, to a lesser extent, borrowed funds from outside sources and invested those deposits and funds primarily in loans secured by first mortgage liens on residential and other types of real estate. Such institutions may also invest their funds in various types of short- and long-term securities. The deposits of thrift institutions are insured by the SAIF as administered by the FDIC, and these institutions are subject to extensive regulations. These regulations govern, among other things, the lending and other investment powers of thrift institutions, including the terms of mortgage instruments these institutions are permitted to utilize, the types of deposits they are permitted to accept, and reserve requirements.

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

Earnings

      The Bank's earnings depend primarily on the spread between income from lending activities and, to a lesser extent, investment activities, and the cost of money, that is the difference between income from interest-earning assets such as loans and investments, and interest paid on interest-bearing liabilities such as deposits and borrowings. The Bank typically engages in long-term mortgage lending at fixed rates of interest, generally for periods of up to 30 years, while accepting deposits for considerably shorter periods.

      Generally,   rapidly   rising   interest   rates   cause   the   cost   of
interest-bearing liabilities to increase more rapidly than yields on interest-earning assets, thereby adversely affecting the earnings of many thrift institutions. While the industry has received expanded lending and borrowing powers in recent years permitting different types of investments and mortgage loans, including those with floating or adjustable rates and those with shorter terms, earnings and operations are still highly influenced by levels of interest rates and financial market conditions and by substantial investments in long-term mortgage loans.

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

Interest Rate and Volume of Interest-Related Assets and Liabilities

     Both changes in rate and changes in the composition of the Bank's interest-earning assets and interest-bearing liabilities can have a significant effect on net interest income.

      For information regarding the total dollar amount of interest income from interest-earning assets, the average yields, the amount of interest expense from interest-bearing liabilities and the average rate, net interest income, interest rate spread, and the net yield on interest-earning assets, refer to page 8 of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1997 Annual Report, incorporated herein by reference.

      For information regarding the combined weighted average effective interest rate earned by the Bank on its loan portfolio and investments, the combined weighted average effective cost of the Bank's deposits and borrowings, the interest rate spread of the Bank, and the net yield on combined monthly weighted average interest-earning assets of the Bank on its loan portfolio and investments for the fiscal years ending September 30, 1997, 1996, and 1995 refer to page 6 of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1997 Annual Report incorporated herein by reference.

      For information concerning the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Bank's interest income and expense during the fiscal years ending September 30, 1997, 1996, and 1995 refer to page 9 of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1997 Annual Report incorporated herein by reference.

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

Lending Activities

    General

    The Bank has attempted to emphasize investments in adjustable-rate residential mortgages and consumer loans in its market area. In order to lessen its risk from interest rate fluctuations, the Bank emphasizes the origination of interest rate sensitive loan products, such as one year adjustable-rate mortgage loans, and prime plus equity loans.

    Residential Mortgage Loans

    A substantial portion of the Bank's lending activity involves the origination of loans secured by residential real estate, consisting of single-family dwelling units. The Bank also lends on the security of mid-size multifamily dwelling units. The residential mortgage loans included in the Bank's portfolio are primarily conventional fixed-rate loans with a maturity of up to 30 years.

    The Bank also offers adjustable-rate mortgage loans. Currently, these loans generally have interest rates which adjust (up or down) every year. Currently in effect is a maximum adjustment of 6% over the life of these loans with a maximum adjustment of 2% during any given year. Adjustments are based upon an index established at the time the commitment is issued by the Bank. The index used for most loans is tied to the applicable United States Treasury security index. While the addition of adjustable-rate mortgage loans will better enable the Bank to maintain a positive spread during periods of high interest rates, it is not expected that adjustments in interest rates on adjustable-rate mortgages will match precisely changes in the Bank's cost of funds. The majority of the adjustable rate mortgages originated by the Bank have limitations on the amount (generally 6%) and frequency of interest rate changes.

    During the fiscal year ended September 30, 1997, the Bank originated $62,904,000 of residential loans of which $60,126,065 were five- to 30-year fixed-rate mortgages and $2,777,935 were adjustable-rate loans. The rates offered on the Bank's adjustable-rate residential mortgage loans are generally competitive with the rates offered by other thrift institutions in the Bank's market area and are based upon the Bank's cost of funds and the rate of return the Bank can receive on comparable investments. Fixed-rate loans are originated only under terms and conditions and using documentation which would permit their sale in the secondary market and at rates which are generally competitive with rates offered by other financial institutions in the Bank's market area.

    Set  forth  below  are  the  amounts  and   percentages  of  fixed-rate  and
adjustable-rate loans (which include consumer loans) in the Bank's portfolio at September 30, 1997, 1996, and 1995 (in thousands).

                             September 30,
--------------------------------------------------------------------------------
        1997                   1996                  1995
----------------------- --------------------- ----------------------------------
  Fixed    Adjustable   Fixed     Adjustable    Fixed      Adjustable
--------- ------------ --------- ------------ ----------- ----------------
 $180,631   $59,025    $154,416     $73,159    $133,508      $89,221
   75.4%     24.6%       67.9%       32.1%         59.9%       40.1%


    The terms of the residential loans originated by the Bank range from one to 30 years. Experience during recent years reveals that as a result of prepayments in connection with refinancings and sales of the underlying properties, residential loans generally remain outstanding for periods substantially shorter than maturity of the loan contracts. At September 30, 1997, the average contractual maturity of the Bank's portfolio of fixed-rate loans was 11 years and 4 months, and 19 years and 4 months with respect to its portfolio of adjustable-rate loans.

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

    Commercial Real Estate Loans

    Federal laws and regulations permit a federally-chartered savings institution to make commercial real estate loans. From September 30, 1996, to
September 30, 1997, commercial real estate loans increased from $7,476,884 to $7,850,076, with the percentage of commercial real estate loans to total loans remaining at 3.30%. These loans consisted of construction and permanent loans secured by mortgages on mid-size commercial real estate. The terms of commercial real estate loans vary from loan to loan but are usually five-year adjustable-rate loans with terms of 20 to 25 years. The loan-to-value ratio of commercial real estate loans is generally 75% or less.

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

    Loan Portfolio Cash Flows

     The following table sets forth the estimated maturity of the Bank's loan portfolio by type of loan at September 30, 1997. The estimated maturity reflects contractual terms at September 30, 1997. Contractual principal repayments of loans do not necessarily reflect the actual term of the Bank's loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of "due on sale" clauses. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.
                                   Years Ended September 30
                            -----------------------------------------
                                      1999-     2003 and
                             1998     2002      thereafter    Total
                            -------  --------  ------------ ---------
                                        (In thousands)
Type of Loan:
Construction loans --
   residential real estate $ 5,197   $     -    $      -    $  5,197
Real estate loans:
   Mortgage-residential     57,995    45,860     110,786     214,641
   Commercial                3,325     3,375         382       7,082
Installment loans --
   consumer                  8,701     2,776       1,259      12,736
                           --------  --------  -----------  ---------

         Total             $75,218   $52,011    $112,427    $239,656
                           ========  ========  ===========  =========


    The following table sets forth the estimated maturity of the Bank's loan portfolio on and after one year from September 30, 1997, in the categories of fixed rate and adjustable rate.


        Cash Flows of Loans
   October 1, 1998 and thereafter
---------------------------------
     Fixed         Adjustable           Total at September 30, 1997
----------------  ---------------    --------------------------------
      $112,840       $51,598                   $164,438

Loan Portfolio Composition

     The following table sets forth the composition of the Bank's loan portfolio by type of security at the dates indicated. The table includes a reconciliation of total net loans receivable, after consideration of undisbursed portion of loans, deferred loan fees and discounts, and allowance for losses on loans.


                                 1997                1996               1995                1994            1993
                         ------------------- ------------------ ------------------ ----------------- ----------------
TYPE OF SECURITY           AMOUNT       %      AMOUNT    %        AMOUNT     %       AMOUNT    %       AMOUNT    %
                         ----------- ------- --------- -------- --------- -------- -------- -------- -------- -------
                                                                (Dollars in thousands)
Residential:
     Single family units   $217,528   90.8%  $207,028   91.0%   $203,211   91.2%  $195,525   91.7%   $188,135   91.9%
     2-4 family units         1,541    0.6%     1,234    0.5%      1,008    0.4%     1,006    0.5%        654    0.3%
     Over 4 family units      2,813    1.2%     2,769    1.2%      1,738    0.8%     1,835    0.8%      1,751    0.9%
Commercial real estate        4,269    1.8%     4,006    1.8%      3,696    1.7%     2,729    1.3%      2,344    1.1%
Land acquisition and
     development                769    0.3%       702    0.3%        838    0.4%       438    0.2%        560    0.3%
Consumer and other loans     11,915    5.0%    10,959    4.8%     11,337    5.1%    10,931    5.1%     10,441    5.1%
Loans on deposits               821    0.3%       877    0.4%        901    0.4%       860    0.4%        888    0.4%
                         ----------- ------- --------- -------  --------- ------  --------- ------   --------- ------
                            239,656  100.0%   227,575  100.0%    222,729  100.0%   213,324  100.0%    204,773  100.0%
                         ----------- ------- --------- -------  --------- ------  --------- ------   --------- ------
Less:
Undisbursed portion
     of loans                 2,444            2,717               2,237             1,971              1,762
Deferred loan fees and
     discounts                1,070              959                 916               988                893
                         -----------        ---------           ---------         ----------         ---------
                              3,514            3,676               3,153             2,959              2,655
                         -----------        ---------           ---------         ----------         ---------
Total loans receivable      236,142          223,899             219,576           210,365            202,118
Allowance for losses
     on loans                   887              888                 912             1,035              1,025
                         -----------       ----------           ---------         ----------         ---------
Net loans                  $235,255         $223,011            $218,664          $209,330           $201,093
                         ===========       ==========           =========         ==========         =========


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

The following table shows mortgage and other loan origination, purchase, and repayment activity for the Bank during the periods indicated:

                                              Years Ended September 30
                                       --------------------------------------
                                          1997          1996          1995
                                       ----------    ----------   -----------
                                             (Dollars in thousands)
Mortgage loans originated
   for the purpose of:
     Construction-commercial            $    -        $   995      $      -
     Construction-residential             9,120         6,582         7,069
     Purchase/refinance-commercial          618         1,905         1,910
     Purchase/refinance-residential      53,374        51,926        41,376
Consumer and other loans originated       9,462         6,837         9,160
                                       ----------    ----------   -----------
   Total loans originated                72,574        68,245        59,515
                                       ----------    ----------   -----------
Loans  purchased                              -            -            -
                                       ----------    ----------   -----------
                                         72,574        68,245        59,515
                                       ----------    ----------   -----------
   Principal repayments                  60,368        64,146        50,316
                                      ----------    ----------   -----------
Other:
   Provision for losses on loans             50             9            50
   Amortization of loan fees               (271)         (368)         (412)
   Loan foreclosures, net                   183           111           228
                                       ----------    ----------   -----------
                                            (38)         (248)         (134)
                                       ----------    ----------   -----------
     Total credits, net                   60,330        63,898        50,182
                                       ----------    ----------   -----------
Net increases in mortgage and other
   loans receivable, net                $12,244        $ 4,347       $ 9,333
                                       ==========    ==========   ============



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

Nonperforming Assets

    Loans are reviewed on a regular basis and are generally placed on nonaccrual status when the loans become past due 90 days or more, or when, in the judgment of management, the probability of collection is deemed to be insufficient to warrant further accrual. When a loan is placed on a nonaccrual status, previously accrued but unpaid interest is deducted from interest income. When the Bank is unable to resolve a delinquency satisfactorily within 45 days after the loan is past due, it will undertake foreclosure or other proceedings, as necessary, to minimize any potential loss.

     Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until it is sold. When property is so acquired, it is recorded at the lower of loan balance or fair market value at the date of acquisition. Periodically, real estate owned is reviewed to ensure that net realizable value is not less than carrying value, and any allowance resulting therefrom is charged to operations as a provision for loss on real estate owned. All costs incurred in maintaining the property from the date of acquisition are expensed.

    The following table reflects the amount of loans in delinquent status as of the dates indicated:

                                               Loans Delinquent For
             ----------------------------------------------------------------------------
                        30-59 Days                60-89 Days        90 Days and Over
             --------------------------- ----------------------- ------------------------
                               Percent                  Percent                 Percent
                               of Loan                  of Loan                 of Loan
              Number  Amount  Category   Number Amount Category  Number  Amount Category
             ------- -------- ---------- ------ ------ --------- ------ ------ ---------
                                 (Dollars in thousands)
Real estate:
  One to four  31     $1,187    0.54%      8     $298    0.14%    30     $671     0.31%
   family
Consumer       18        192    1.51%      9       74    0.58%    14       94     0.74%
              ====  ==========           ====  =======           ====  ========
   Total       49     $1,379    0.58%     17     $372    0.16%    44     $765     0.32%
              ====  ==========           ====  =======           ====  ========



             The following table sets forth the Bank's nonperforming assets at the dates indicated:

                                        At September 30,
                           ------------------------------------------
                            1997    1996    1995    1994      1993
                           ------ ------- -------  -------- ---------
                                   (Dollars in thousands)
Nonaccrual loans            $658    $814    $765   $1,020     $866
Loans past due 90 days and
    still accruing            64      88      99       49       87
                           ------ ------- ------- -------- ----------
                             722     902     864    1,069      953
Real estate owned, net
   of allowance                -     110      47       25      106
                           ------ ------- ------- -------- ----------
Total nonperforming
   assets                   $722  $1,012    $911   $1,094    $1,059
                           ====== ======= ======= ======== ==========

     Consumer loans are placed on nonaccrual generally when the loan exceeds 90 days delinquent, or if in the opinion of management, the possibility of
collecting  the  loan  becomes  questionable.   Mortgage  loans  are  placed  on
nonaccrual generally when the loan exceeds 90 days delinquent; however, if the loan is below a 25% loan-to-value, management may at their option decide to accrue interest on the loan since collection of the loan appears highly likely.

    Interest income that would have been recognized for the year ended September 1997, if nonaccrual loans had been current in accordance with their original terms, approximated $38,000. Interest income recognized on such loans for the year ended September 30, 1997, approximated $25,000.

     The federal regulations require savings associations to review their assets on a regular basis and to classify them as: special mention; substandard; doubtful and loss. Loans classified as special mention are loans which currently do not expose the Bank to an unusual risk of loss but based on information available require the attention of management. This classification usually includes loans secured by unusual collateral, loans with documentary items which are being addressed by counsel, and relatively large loans where the borrower has had a history of delinquent payments and the collateral has a cashflow shortfall, however, the borrower has continued to service the debt.

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

    As of September 30, 1997, loan balances were classified by the Bank as follows:

             Loss                          $   11,567
             Doubtful                             -0-
             Substandard                      808,459
             Special Mention                  605,383

Allowance for Losses on Loans and Real Estate Owned

    The allowances for loan and real estate owned losses represent amounts available to absorb inherent losses in the loan portfolio. Such allowances are based on management's continuing review of the portfolios, historical charge-offs, current economic conditions, and such other factors, which in management's judgment deserve recognition in estimating possible losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowances based on their judgment about the information available to them at the time of their examination. Provisions for losses are charged to earnings to bring the allowances to levels considered necessary by management. Losses are charged to the allowances when considered probable. As of September 30, 1997, the allowances for losses on loans and real estate owned were $886,567 and $-0- respectively. Management believes that the allowances are adequate to absorb known and inherent losses in the portfolio. No assurance can be given, however, that economic conditions which may adversely affect the Bank's markets or other circumstances will not result in additions to the allowance for loan losses.

The following table presents an allocation of the Bank's allowance for loan losses at the dates indicated and the percentage of loans in each category to total loans.

                                                           September 30,
                              ----------------------------------------------------------------------------
                                   1997           1996            1995           1994           1993
                              ----------------------------------------------------------------------------
                               Amount    %   Amount    %      Amount   %    Amount    %    Amount   %
                              ----------------------------------------------------------------------------
                                          (Dollars in thousands)
                              ----------------------------------------------------------------------------
Balance at end of
period applicable to:
Residential Mortgage Loans     $  9    91.7%   $ 19   91.8%   $ 42   92.2%   $ 20   92.6%  $ 177   92.4%
Commercial Real Estate Loans      -     3.0%      -    3.0%      -    2.0%    140    1.3%    140    1.1%
Consumer Loans                    2     5.3%      -    5.2%     30    5.8%     42    6.1%     15    6.5%
Unallocated                     875             868            840            832            693
                             -----------------------------------------------------------------------------

Total                         $ 886   100.0%   $887  100.0%   $912  100.0% $1,034  100.0% $1,025  100.0%
                             -----------------------------------------------------------------------------

     The following table is a summary of activity in the Bank's allowance for loan losses for the periods indicated.

Summary of Loan Loss Experience             Years ended September 30,
                                    ------------------------------------------
(Dollars in Thousands)               1997   1996    1995    1994     1993
                                    ------ ------ -------- -------- ----------
Balance of loan loss allowance at
 beginning of year                   $887   $912   $1,034   $1,025     $895
 Charge-offs
    Residential                         -      -      153        5        1
    Commercial real estate              -      -        -        -        -
    Commercial                          -      -        -        -        -
    Consumer                           84     55       47       30       45
                                    ------ ------ -------- -------- ----------
         Total Charge-offs             84     55      200       35       46
                                   ------- ------ -------- -------- ----------

  Recoveries
    Residential                         -      -        -        -        -
    Consumer                           33     21       28       21       22
                                    ------ ------ -------- -------- ----------
         Total Recoveries              33     21       28       21       22
                                    ------ ------ -------- -------- ----------

    Net Charge-offs (Recoveries)       51     34      172       14       24
Provision for loan losses              50      9       50       23      154
                                    ------ ------ -------- -------- ----------
Balance of loan loss allowance at
     end of year                     $886   $887   $  912   $1,034   $1,025
                                    ====== ====== ======== ======== ==========

Ratio of net charge-offs to average
     loans outstanding              0.02%   0.02%   0.08%    0.01%    0.02%

Investment Activities

    Federal thrift institutions have authority to invest in various types of liquid assets, including United States Treasury obligations and securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds. As a member of the FHLB System, the Bank must maintain minimum levels of liquid assets specified by the OTS which vary from time to time. Subject to various regulatory restrictions, federal thrift institutions may also invest a portion of their assets in certain commercial paper, corporate debt securities and mutual funds whose assets conform to the investments that a federal thrift institution is authorized to make directly. At September 30, 1997, the Bank's ratio of liquid assets to total assets was 13.0%, which exceeds the regulatory requirement.

                                                 At September 30,
                                  -------------------------------------------
                                       1997           1996          1995
                                  -------------  ------------- --------------
Interest-bearing deposits and
     certificates of deposit (1)   $ 8,714,990    $ 7,823,900    $ 8,190,942
U.S. government and federal
     agency securities
     Held to maturity                8,000,000     13,175,118     26,987,247
     Available for sale             19,822,410     20,590,450      6,966,562
Mortgage backed securities
     Held to Maturity                  498,823        630,503        794,328
Stock in FHLB of Indianapolis        2,062,200      2,004,400      1,941,100
Other
     Held to maturity                  757,855        455,414      1,158,980
     Available for sale              8,645,390      5,295,565      4,103,300
                                  -------------  -------------  -------------

          Total investments        $48,501,668    $49,975,350    $50,142,459
                                  =============  =============  =============

----------------------------------

     (1)In FHLB of Indianapolis ($7,738,990) and insured certficates of deposit ($976,000) at September 30, 1997; in FHLB of Indianapolis at September 30, 1996; in FHLB of Indianapolis ($7,800,686) and insured certificates of deposit ($390,256) at September 30, 1995.

     The  following  table  sets  forth   information   regarding  the  maturity
distribution of investment securities at September 30, 1997, and the weighted average yield on those securities.

                                                          At September 30, 1997
                                    ----------------------------------------------------------------------
                                          Available for Sale                  Held to Maturity
                                    ---------------------------------- -----------------------------------
                                                Weighted  Approximate               Weighted  Approximate
                                      Amortized  Average     Fair      Amortized    Average      Fair
Maturity Distribution at September 30:  Cost     Yield       Value       Cost        Yield       Value
                                    ------------ ------ ------------- ------------- -------- -------------
Due in one year or less             $ 3,321,375   5.60%  $ 3,326,153    $2,075,000   5.37%    $2,065,967
Due after one through five years     14,787,543   5.79%   14,823,974     6,290,000   5.36%     6,266,561
Due after five through ten years      5,658,899   7.08%    5,681,031       367,855   5.93%       382,524
Due after ten years                   2,015,504   7.70%    2,072,688        25,000   6.50%        25,000
                                   -------------        ------------- -------------          -------------
                                     25,783,321           25,903,846     8,757,855             8,740,052
Mortgage-backed securities                    -      -             -       498,823   9.58%       523,035
Marketable equity securities          2,563,954            2,563,954             -                     -
                                   -------------       -------------- -------------          -------------
                                    $28,347,275         $28,467,800     $9,256,678            $9,263,087
                                   =============       ============== =============          =============



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

    Deposits

    Deposits are attracted principally from within the Bank's primary market area through the offering of a variety of deposit instruments, including passbook and statement accounts and certificates of deposit ranging in terms from three months to five years. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit and the interest rate. The Bank also offers individual retirement accounts ("IRA's").

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

    For information on the various interest rate categories, the amounts of certificate accounts at September 30, 1997, maturing during the next five years and thereafter see the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report.

    The following table lists maturities of certificates of deposits where the balance of the certificate exceeds $100,000 for the periods indicated. None of these certificates were brokered deposits.

                       At September 30, 1997
                      ----------------------
3 months or less           $ 5,598,526
3-6 months                   2,815,865
6-12 months                  5,704,785
over 12 months               3,247,415
                         --------------
Total                      $17,366,591
                         ==============

Borrowings

    As a member of the FHLB System and the FHLB of Indianapolis, the Bank is eligible to arrange borrowings or advances for various purposes and on various terms. The Bank had no advances at September 30, 1997. As of September 30, 1996, and 1995 the Bank had outstanding advances to the FHLB of Indianapolis of -0-and $1,000,000 respectively.

    Reverse repurchase agreements, another source of borrowing for the Bank, are retail obligations of the Bank with a maturity of 90 days or less, and are generally secured with specific investment securities owned by the Bank.

    The following tables set forth certain information as to the Bank's short-term borrowings consisting of FHLB of Indianapolis advances and reverse repurchase agreements for the periods and at the dates indicated. Average balances and average interest rates are based on month-end balances.

                                                   Years Ended September 30
                                                --------------------------------
                                                   1997      1996       1995
                                                 ---------- --------- ----------
Average balance of total borrowings..............$2,412,000 $  723,000 $ 279,000
Highest month-end balance of total borrowings...  3,292,639  1,000,000 1,000,000
Weighted average interest rate of total borrowings   4.85%      5.83%     5.83%

                                                        At September 30
                                                  ------------------------------
                                                     1997      1996     1995
                                                  ---------- ------- -----------
Advances from FHLB of Indianapolis............... $        -    $ -   $1,000,000
Reverse Repurchase agreements..................... 3,162,400      -            -
                                                  ----------- ------ -----------
Total borrowings..................................$3,162,400.   $ -   $1,000,000
                                                  =========== ====== ===========

Weighted average interest rate.................       5.31%       -      5.83%


Trust Department and Discount Brokerage Services

    In October 1984, the FHLB of  Indianapolis  granted full trust powers to the
Bank, one of the first savings institutions in Indiana to be granted such powers. As of September 30, 1997, the Bank's trust department assets totaled approximately $43,699,000 including self-directed IRA accounts, and it was offering a variety of trust services including estate planning. As of that date, the trust department was administering approximately 765 trust accounts, including estates, guardianships, revocable and irrevocable trusts, testamentary trusts, and self-directed IRA accounts. The trust department also offers and administers self-directed Individual Retirement Accounts ("IRA's") and Simplified Employee Pension IRA's for small businesses.

Non-Bank Subsidiary

    Peoples Financial Services, Inc. ("PFSI") was organized in 1977 under the laws of the State of Indiana. It is wholly owned by the Bank and conducts a general insurance business within the State of Indiana under the name of Peoples Insurance Agency. During fiscal years ended September 30, 1997 and 1996, PFSI recorded total income of $41,094 and $36,851, respectively, with net income for such periods amounting to $15,538 and $13,411, respectively.

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

Employees

    As of September 30, 1997, the Bank employed 78 persons on a full-time basis and 8 persons on a part-time basis. A comprehensive employee benefits program is maintained which provides hospitalization and major medical insurance, retirement income, life insurance and disability insurance which is provided under the Bank's pension program. The Bank also maintains an Employee Stock Ownership Plan for the benefit of its employees which provides for distributions of an employee's vested portions upon retirement, disability, death or termination of employment. The Bank's employees are not represented by any collective bargaining group, and management considers its relations with its employees to be excellent.



                                   REGULATION

General

         The Company, as a savings and loan holding company, and the Bank, as a federally chartered savings association, are subject to extensive regulation by the OTS. The lending activities and other investments of the Bank must comply with various federal regulatory requirements, and the OTS periodically examines the Bank for compliance with various regulatory requirements and for safe and sound operations. The FDIC also has the authority to conduct examinations. The Bank must file reports with the OTS describing its activities and financial condition and is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors and the deposit insurance funds and not for the protection of stockholders of the Company. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

         In recent years, significant legislative proposals and reforms affecting the financial services industry have been discussed and evaluated by Congress. Such proposals include legislation to revise the Glass-Steagall Act, the Bank Holding Company Act of 1956, as amended, and the Home Owners' Loan Act, as amended, to expand permissible activities for banks, principally to facilitate the convergence of commercial and investment banking. Certain proposals also sought to expand insurance activities of banks and to eliminate the thrift charter. In addition, certain proposals seek to limit the powers of unitary savings and loan holding companies. It is unclear whether any of these proposals, or any form of them, will be introduced in the current Congress and become law. Consequently, it is not possible to determine what effect, if any, they may have on the Company and the Bank.

Regulation of the Company

         General. The Company is a unitary savings and loan holding company as defined by the HOLA. As such, the Company is registered with the OTS and is subject to OTS regulation, examination, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof. The Company also is required to file certain reports with, and otherwise comply with, the rules and regulations of the SEC under the federal securities laws.

         Activities Restrictions. There are generally no restrictions on the activities of a unitary savings and loan holding company. The broad latitude to engage in activities under current law can be restricted if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company shall also become subject to the activities restrictions applicable to multiple holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "Regulation of the Bank--Qualified Thrift Lender."

         Restrictions on Acquisitions. Savings and loan holding companies are prohibited from acquiring, without prior approval of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the voting shares of an undercapitalized savings institution pursuant to a "qualified stock issuance" without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the saving and loan holding company's other subsidiaries must have tangible capital of at least 6-1/2% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings institution, and transactions between the savings institution and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.


Regulation of the Bank

         Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Indianapolis, the Bank is required to acquire and hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (i.e., borrowings) from the FHLB of Indianapolis, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Indianapolis stock at September 30, 1997, of $2,062,200.

         The FHLB of Indianapolis serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members secured by certain prescribed collateral in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Indianapolis. Long-term advances may only be made for the purpose of providing funds for residential housing finance. Members must meet standards of community investment or service established by the FHLB of Indianapolis in order to maintain continued access to long-term advances. As of September 30, 1997, the Bank had no advances outstanding. See "Business of the Company--Deposit Activity and Other Sources of Funds" and "--Borrowings."

         Liquidity Requirements. The Bank is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than 4% of its net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements.

     Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a "domestic building and loan association" in section 7701 of the Internal Revenue Code of 1986, as amended (the "Code"). If the Bank maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association, it will continue to enjoy full borrowing privileges from the FHLB. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of September 30, 1997, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

         Uniform Lending Standards. Under OTS regulations, savings institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation and approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators.

     The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits: (i) for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral; (ii) for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%, (iii) for loans for the construction of commercial, multifamily or other nonresidential property, the supervisory limit is 80%; (iv) for loans for the construction of one to four-family properties, the supervisory limit is 85%; and (v) for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property including nonowner-occupied, one to four-family property), the limit is 85%. Although no supervisory loan-to-value limit has been established for owner occupied, one to four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

     The Interagency Guidelines state that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits, based on the support provided by other credit factors. The aggregate amount of loans in excess of the supervisory loan-to-value limits, however, should not exceed 100% of total capital and the total of such loans secured by commercial, agricultural, multifamily and other non-one to four-family residential properties should not exceed 30% of total capital. The supervisory loan-to-value limits do not apply to certain categories of loans including loans insured or guaranteed by the U.S. government and its agencies or by financially capable state, local or municipal governments or agencies, loans backed by the full faith and credit of a state government, loans that are to be sold promptly after origination without recourse to a financially responsible party, loans that are renewed, refinanced or restructured without the advancement of new funds, loans that are renewed, refinanced or restructured in connection with a workout, loans to facilitate sales of real estate acquired by the institution in the ordinary course of collecting a debt previously contracted and loans where the real estate is not the primary collateral

     Management believes that the Bank's current lending policies conform to the Interagency Guidelines and that the Interagency Guidelines will have no material effect on its lending activities.

     Regulatory Capital Requirements. Under OTS capital regulations, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8% of risk-weighted assets. In addition, OTS regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system).

     The OTS has adopted an amendment to its risk-based capital requirements that requires savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital (the OTS is delaying implementation of this requirement). A savings institution's interest rate risk will be measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than 2% of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

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

     At September 30, 1997, the Bank exceeded all regulatory minimum capital requirements as indicated in the table below.

                                      Dollars in Thousands
                           Actual              Required              Excess
                       Amount     %       Amount     %           Amount     %

Tangible capital      $34,080    12.00%   $4,261     1.5%       $29,819   10.50%
Core capital           34,080    12.00     8,523     3.0         25,557    9.00
Risk-based capital     34,955    24.67    11,334     8.0         23,621   16.67


     Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to the maximum amount permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution's primary regulator.

     The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of December 31, 1995, SAIF members paid within a range of 23 cents to 31 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), the FDIC imposed a special assessment on SAIF members to capitalize the SAIF at the designated reserve level of 1.25% as of October 1, 1996. Based on the Bank's deposits as of March 31, 1995, the date for measuring the amount of the special assessment pursuant to the Act, at September 30, 1997, the Bank recorded a pretax expense of $1,500,871 and paid such special assessment on November 27, 1996 to recapitalize the SAIF.

     Pursuant to the Act, the Bank pays, in addition to its normal deposit insurance premium as a member of the SAIF ranging from 0 to 27 basis points as of October 1, 1996, an amount equal to approximately 6.4 basis points toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Bank Insurance Fund ("BIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 1.3 basis points. Under the Act, the FDIC also is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Act also provides for the merging of the BIF and the SAIF by January 1, 1999, provided there are no financial institutions still chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $54.0 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 1997, the Bank met its reserve requirements.

     Dividend Restrictions. Under OTS regulations, the Bank is not permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the remaining balance of the liquidation account established for the benefit of certain depositors in connection with the conversion of the Bank from the mutual to stock form of organization. In addition, the Bank is required by OTS regulations to give the OTS 30 days' prior notice of any proposed declaration of dividends to the Company.

     OTS regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted, after notice, to make capital distributions during a calendar year in the amount equal to the greater of: (a) 75% of its net income for the previous four quarters; or (b) up to 100% of its net income to date during the calendar year plus an amount that would reduce by 50% its surplus capital ratio at the beginning of the calendar year. A savings institution with total capital in excess of current minimum capital ratio requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period. A savings institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. A Tier 1 Association that has been notified by the OTS that it is in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. Except under limited circumstances and with OTS approval, no capital distributions would be permitted if they would cause the institution to become undercapitalized. As of September 30, 1997, the Bank was considered a Tier 1 Association under OTS regulations.

     Despite the above authority, the OTS may prohibit any savings institution from making a capital distribution that would otherwise be permitted by the regulation, if the OTS were to determine that the distribution constituted an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distributions if, after making the distribution, it would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. See "--Prompt Corrective Regulatory Action."

     Affiliate Restrictions. Transactions between a savings association and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association's holding company and companies that are under common control with the savings association.

     In general, Sections 23A and 23B and OTS regulations issued in connection therewith limit the extent to which a savings association or its subsidiaries may engage in certain "covered transactions" with affiliates to an amount equal to 10% of the association's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings association and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate.

     In addition, under the OTS regulations, a savings association may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies; a savings association may not purchase or invest in securities of an affiliate other than shares of a subsidiary; a savings association and its subsidiaries may not purchase a low-quality asset from an affiliate; and covered transactions and certain other transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each loan or extension of credit by a savings association to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

     The OTS regulation generally excludes all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the OTS or the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") decides to treat such subsidiaries as affiliates. The regulation also requires savings associations to make and retain records that reflect affiliate transactions in reasonable detail, and provides that certain classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

     Prompt Corrective Action. The prompt corrective action regulation of the OTS requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings bank that falls within certain undercapitalized capital categories specified in the regulation.

     The regulation establishes five categories of capital classification: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the risk-based capital, leverage capital, and tangible capital ratios are used to determine an institution's capital classification. At September 30, 1997, the Bank met the capital requirements of a "well capitalized" institution under applicable OTS regulations.

     In general, the prompt corrective action regulation prohibits an insured depository institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition, adequately capitalized institutions may accept Brokered Deposits only with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits.
Undercapitalized institutions may not accept, renew, or roll-over Brokered Deposits.

     If the OTS determines that an institution is in an unsafe or unsound condition, or if the institution is deemed to be engaging in an unsafe and unsound practice, the OTS may, if the institution is well capitalized, reclassify it as adequately capitalized; if the institution is adequately capitalized but not well capitalized, require it to comply with restrictions applicable to undercapitalized institutions; and, if the institution is undercapitalized, require it to comply with certain restrictions applicable to significantly undercapitalized institutions.

     Community Reinvestment Act and Fair Lending Developments. The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A savings association may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities.

     A savings association's compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a holding company applies for approval to acquire another financial institution or financial institution holding company, the OTS will review the assessment of each subsidiary savings association of the applicant; and such records may be the basis for denying the application. In February, 1997, the OTS rated the Bank "satisfactory" in complying with its CRA obligations.

     Year 2000 Compliance. In May 1997, the Federal Financial Institutions Examination Council issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding Year 2000 project management awareness. It is expected that unless financial institutions address the technology issues relating to the coming of the year 2000, there will be major disruptions in the operations of financial institutions. The statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the year 2000 problem. The federal banking agencies intend to conduct year 2000 compliance examinations, and the failure to implement a year 2000 program may be seen by the federal banking agencies as an unsafe and unsound banking practice. In addition, federal banking agencies will be taking into account year 2000 compliance programs when analyzing applications and may deny an application based on year 2000 related issues.

Item 2.  Properties


     The Bank owns six full-service banking offices located in Avilla, Auburn, Columbia City, Garrett, Kendallville and LaGrange, Indiana.

    The following table provides certain information with respect to the Bank's full-service offices at September 30, 1997.
                                    Full Service              Net Book
       Offices                       Date Opened              Value(1)
       ----------                    -----------              --------
       Main Office, Auburn            1973                   $177,520
       Avilla                         1980                    131,852
       Garrett                        1972                     59,178
       Columbia City                  1971                    139,929
       Kendallville                   1941                    495,246
       LaGrange                       1972                    180,881


(1) Of real estate at September 30, 1997.

    The Bank owns data processing equipment including computers, terminals and communications equipment for record keeping purposes. The estimated costs to make this equipment year 2000 compliant, are not expected to be material.

     The total net book value of the Bank's premises and equipment at September 30, 1997, was $1,712,774.

Item 3.  Legal Proceedings

    There are no material pending legal proceedings to which the Company, the Bank or any subsidiary is a party or to which any of their property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

    Not Applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    Reference is made to page 2 of the Company's Annual Report to Stockholders, for the year ended September 30, 1997, for the information required by this Item, which is hereby incorporated by reference.


Item 6.  Selected Financial Data

    Reference is made to page 12 of the Company's Annual Report to Stockholders for the year ended September 30, 1997, for the information required by this Item which is hereby incorporated by reference.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Reference is made to pages 6 to 11 of the Company's Annual Report to Stockholders for the year ended September 30, 1997, for the information required by this Item which is hereby incorporated by reference.



Item 8.  Financial Statements and Supplementary Data


    Reference is made to pages 13 to 26 of the Company's Annual Report to Stockholders for the year ended September 30, 1997, for the information required by this Item which is hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

    None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

    Reference is made to pages 2 - 4 of the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders for the information required by this Item which is hereby incorporated by reference.

Item 11.  Executive Compensation

    Reference is made to pages 6 - 10 of the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders for the information required by this Item which is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Reference is made to pages 2 and 5 of the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders for the information required by this Item which is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

    Reference is made to pages 5 and 6 of the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders for the information required by this Item which is hereby incorporated by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

    (a) The following consolidated financial statements of Peoples Bancorp and Its Wholly-owned Subsidiary, included in the Annual Report to Stockholders of the registrant for the year ended September 30, 1997, are filed as part of this report:

         1.  Financial Statements

    o  REPORT OF GEO. S. OLIVE & CO. LLC, INDEPENDENT AUDITORS.
    o CONSOLIDATED STATEMENT OF FINANCIAL CONDITION - AS OF SEPTEMBER 30, 1997, AND 1996.
    o CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995.
    o CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995.
    o CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995.
    o  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


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

23          Consent of Auditors

27          Financial Data Schedule (4)

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

    (4)  For electronic filing purposes only.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PEOPLES BANCORP

December 29, 1997                       Roger J. Wertenberger
                                        Chairman of the Board,
                                        Principal Executive Officer,
                                        and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


December 29, 1997                       Roger J. Wertenberger,
                                        Chairman of the Board,
                                        Principal Executive Officer,
                                        and Director


December 29, 1997                       Maurice F. Winkler III,
                                        President, and Director

December 29, 1997                       Robert D. Ball, Director


December 29, 1997                       Jack L. Buttermore, Director


December 29, 1997                       John C. Harvey, Director


December 29, 1997                       Douglas D. Marsh, Director


December 29, 1997                       Lawrence  R. Bowmar, Director


December 29, 1997                       John C. Thrapp, Director

                                   EXHIBIT 22



                         SUBSIDIARIES OF THE REGISTRANT


Name of Subsidiary                       State of Incorporation
--------------------------------       -------------------------
Peoples Federal Savings
Bank of DeKalb County                  United States of America

and its subsidiary

Peoples Financial Services Inc.                  Indiana