Form 10-Q
period 1997-12-31
PEOPLES BANCORP
filed 1998-01-21
CIK 869004

16

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



December 31, 1997                                              Commission
                                                           File Number 000-18991

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


Common stock, par value $1 per share                  3,381,484 shares
------------------------------------                  ----------------
         (Title of class)                      (Outstanding at January 19, 1998)

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY


Page

Number

Part I   Financial Information:

  Item 1.  Consolidated Financial Statements

              Consolidated Statement of Financial Condition
              as of December 31, 1997 and September 30, 1997...................3

              Consolidated Statement of Income for the three
              months ended December 31, 1997 and 1996..........................4

              Consolidated Statement of Changes in Stockholders'
              Equity for the three months ended December 31, 1997 .............5

              Consolidated Statement of Cash Flows for the
              three months ended December 31, 1997 and 1996....................6

              Notes to Consolidated Financial Statements.....................7-8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................9-14

Part II.     Other Information

   Item 6.   Exhibits and Reports on Form 8-K.................................15

Signatures....................................................................16

                          PART I. FINANCIAL INFORMATION

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                          ASSETS
                                                     December 31,  September 30,
                                                         1997           1997
                                                     ------------- -------------
                                                     Unaudited)

Cash                                                  $ 2,369,527    $ 2,993,154
Short-term interest-bearing deposits                    3,977,613      7,738,990
                                                     ------------   ------------
    Total cash and cash equivalents                     6,347,140     10,732,144
Interest-bearing deposits                               2,696,000        976,000
Securities available for sale                          28,356,294     28,467,800
Securities held to maturity
 (approximate market value $8,974,827 and $8,740,052)   8,986,099      8,757,855
Mortgage-backed securities                                465,681        498,823
Loans:
     Loans                                            242,551,741    236,142,236
     Less: Allowance for loan losses                      899,881        886,567
                                                     ------------   ------------
     Net loans                                        241,651,860    235,255,669
Premises and equipment                                  1,712,140      1,712,774
Federal Home Loan Bank of Indianapolis stock, at cost   2,062,200      2,062,200
Other assets                                            2,013,233      2,138,330
                                                     ------------   ------------
    Total assets                                     $294,290,647   $290,601,595
                                                     ============   ============

                             LIABILITIES

NOW and savings deposits                             $ 71,331,033   $ 70,539,511
Certificates of deposit                               172,195,536    171,250,628
Reverse Repurchase Agreements                           4,154,311      3,162,400
Advances by borrowers for taxes and insurance               2,625          1,591
Other liabilities                                       1,686,896      1,349,295
                                                     ------------  -------------
    Total liabilities                                 249,370,401    246,303,425
                                                     ------------  -------------

                        STOCKHOLDERS' EQUITY

Preferred stock, par value $1;
    Authorized and unissued -- 5,000,000 shares                 -              -
Common stock, par value $1;
    Authorized--7,000,000 shares:
    Issued and outstanding--3,390,934 and
         3,391,986 shares                               3,390,934      3,391,986
Additional paid-in capital                              5,240,818      5,263,589
Retained earnings--substantially restricted            36,225,475     35,573,293
Net unrealized loss on securities available for sale       63,019         69,302
                                                     ------------  -------------
    Total stockholders' equity                         44,920,246     44,298,170
                                                     ------------  -------------
    Total liabilities and stockholders' equity       $294,290,647   $290,601,595
                                                     ============  =============

See notes to consolidated financial statements.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                       Three months ended
                                                          December 31,
                                                -------------------------------
                                                    1997             1996
                                                -------------    --------------
Interest Income:
    Loans                                        $ 4,914,655       $ 4,664,664
    Securities                                       498,034           499,116
    Mortgage-backed securities                        11,501            14,457
    Other interest and dividend income               219,673           207,206
                                                -------------    --------------
                                                   5,643,863         5,385,443
                                                -------------    --------------
Interest Expense:
     Now and savings deposits                        516,787           453,109
     Certificates of deposit                       2,445,742         2,337,141
     Short-term borrowings                            42,225            21,244
     Federal Home Loan Bank advances                       -                 -
                                                -------------    --------------
                                                   3,004,754         2,811,494
                                                -------------    --------------
Net Interest Income                                2,639,109         2,573,949
     Provision for losses on loans                     5,121            11,315
                                                -------------    --------------
Net Interest Income After Provision
      for Losses on Loans                          2,633,988         2,562,634
                                                -------------    --------------
Other Income:
    Trust income                                      16,858            13,724
    Fees and service charges                         111,670           110,871
    Other income                                      30,123            33,175
                                                -------------    --------------
                                                     158,651           157,770
                                                -------------    --------------
Other Expense:
    Salaries and employee benefits                   630,640           633,686
    Net occupancy expenses                            68,956            73,088
    Equipment expenses                                59,539            44,317
    Data processing expense                           77,731            78,095
    Deposit insurance expense                         37,579           132,992
    Other expenses                                   263,676           226,557
                                                -------------    --------------
                                                   1,138,121         1,188,735
                                                -------------    --------------
Income Before Income Tax                           1,654,518         1,531,669
     Income tax expense                              629,330           587,940
                                                -------------    --------------
Net Income                                       $ 1,025,188         $ 943,729
                                                =============    ==============

Net Income Per Common Share                            $0.30             $0.27
Average Common Shares Outstanding                  3,391,460         3,468,419

See notes to consolidated financial statements.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                                    Retained    Net Unrealized
                                  Common Stock        Additional    Earnings    Gain (Loss) on
                            ------------------------
                              Number                   Paid-in    Substantially   Securities
                            of Shares      Amount      Capital     Restricted)  Available for Sale       Total
                            ----------- ------------  ----------- ------------- ------------------- --------------
Balances, September 30,
1997                         3,391,986   $3,391,986   $5,263,589   $35,573,293      $69,302          $44,298,170

Cash dividends
     ($.11 per share)                -            -            -      (373,006)           -             (373,006)

Net change in unrealized
gain (loss) on securities
available for sale                   -            -            -             -       (6,283)              (6,283)

Repurchase of stock             (1,052)      (1,052)     (22,771)            -            -              (23,823)

Net income for the
    three months ended
    December 31, 1997                -            -            -     1,025,188            -            1,025,188
                            ----------- ------------ ------------ ------------- -------------    ----------------
Balances, December 31,1997   3,390,934   $3,390,934   $5,240,818   $36,225,475      $63,019          $44,920,246
                            =========== ============ ============ ============= =============    ================

See notes to consolidated financial statements.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                      Three months ended
                                                         December 31,
                                                  -----------------------------
                                                       1997           1996
                                                  --------------  -------------
Operating Activities:
  Net income                                        $1,025,188      $1,031,209
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Provision for loan losses                            5,121         (36,502)
    Depreciation and amortization                       69,594          49,057
    Amortization of premiums and discounts on
      investment securities                            (74,707)          4,178
    Amortization of deferred loan fees                 (77,251)        (92,714)
  Change in:
    Interest receivable                                  1,607          27,208
    Interest payable                                    (4,778)          7,707
  Other adjustments:                                   533,790         196,208
                                                   ------------   -------------
         Net cash provided by operating activities   1,478,564       1,186,351
                                                  ------------   -------------
Investing Activities:
  Purchases of interest-bearing deposits            (2,070,000)              -
  Proceeds from maturities of interest-bearing
  deposits                                             350,000               -
  Purchases of investment securities                (2,051,728)       (250,080)
  Proceeds from maturities of investment
    securities                                       2,000,000       6,401,786
  Payments on mortgage-backed securities                33,544          47,724
  Net change in loans                               (6,409,226)        203,357
  Purchases of premises and equipment                  (68,960)        (19,669)
  Proceeds from sales of real estate owned                   -          20,000
                                                   ------------   -------------
         Net cash used by investing activities      (8,216,370)      6,403,118
                                                   ------------   -------------
Financing Activities:
  Net change in:
     NOW and savings accounts                          791,306         242,394
     Certificates of deposit                           954,186       1,728,064
     Short-term borrowings                             991,911               -
  Net change in advances by borrowers for
     taxes and insurance                                 1,034          29,518
  Cash dividends                                      (361,812)       (307,177)
  Repurchase of common stock                           (23,823)              -
                                                   ------------   -------------
         Net cash provided by financing activities   2,352,802       1,692,799
                                                   ------------   -------------
Net Change in Cash and Cash Equivalents             (4,385,004)      9,282,268
Cash and Cash Equivalents, Beginning of Period      10,732,144      11,961,442
                                                   ------------   -------------
Cash and Cash Equivalents, End of Period            $6,347,140     $21,243,710
                                                   ============   =============
Additional Cash Flows and Supplementary Information:
   Interest paid                                    $3,009,532      $2,848,041
   Income tax paid                                     174,414         151,600

See notes to consolidated financial statements.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Information with respect to the three months ended December 31, 1997 and 1996, and at December 31, 1997 and 1996, is unaudited.)


1.  BASIS OF PRESENTATION

The significant accounting policies followed by Peoples Bancorp (the Company) and its wholly-owned subsidiary, Peoples Federal Savings Bank of DeKalb County, (the Bank), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three months ended December 31, 1997, are not necessarily indicative of those expected for the remainder of the year.


2.  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

The Consolidated Statement of Financial Condition at September 30, 1997, has been taken from the audited consolidated financial statements at that date.


3.  CASH DIVIDEND

A cash dividend of $.11 per common share was declared on December 16, 1997, payable on January 22, 1998, to stockholders of record as of January 2, 1998.

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

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Information with respect to the three months ended December 31, 1997 and 1996, and at December 31, 1997 and 1996, is unaudited.)


5.  COMMITMENTS TO FUND LOANS

Commitments to fund mortgage loans are as follows:


                       December 31, 1997       September 30, 1997
                     ----------------------  -----------------------
                       Amount       Rate       Amount        Rate
                     ------------ ---------  ------------  ---------
     Adjustable rate  $  175,000              $  114,000
     Fixed rate        5,594,325    7.40%      5,364,570      7.66%
                     ------------ =========  ------------  =========
                      $5,769,325              $5,478,570
                     ============            ============



6.  STOCK REPURCHASE PLAN

On May 17, 1997, the Company's board of directors authorized the repurchase of up to 240,000 of the Company's outstanding shares of common stock . Such purchases will be made subject to market conditions in the open market or privately negotiated transactions. At December 31, 1997, the Company has repurchased 26,675 shares of its outstanding stock under this plan.

7.  RECLASSIFICATIONS

Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Total assets at December 31, 1997 were $294,290,647, an increase of $3,689,052 from September 30, 1997. The increase is attributable primarily to loans which increased $6,396,191 to $241,651,860, and interest-bearing time deposits which increased $1,700,000 to $2,696,000. These increases were partially offset by a decrease in short-term interest-bearing deposits.

Total deposits were $243,526,569 at December 31, 1997, an increase of $1,736,430 since September 30, 1997.

LIQUIDITY

As calculated for regulatory purposes, liquidity was 13.53% at December 31, 1997 as compared to 13.00% at September 30, 1997. Liquidity and loan repayments should be adequate to meet loan fundings and other obligations and expenditures.

CAPITAL RESOURCES

The following table presents Peoples Federal Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of December 31, 1997.


                                      At December 31, 1997
                  ------------------------------------------------------------
                   Tangible Capital     Core Capital       Risk-Based Capital
                  -------------------  -----------------  --------------------
                   Amount        %        Amount    %       Amount      %  (1)
                  ---------- --------  ---------- ------  --------- ----------

Capital Position    $35,073    12.2%    $35,073   12.2%    $35,948    24.8%
Regulatory
  Requirement         4,311     1.5%      8,622    3.0%     11,604     8.0%
Excess Capital
  over Regulatory
  Requirement       $30,762    10.7%    $26,451    9.2%    $24,344    16.8%

(1)  Risk-based capital as a percentage of risk-weighted assets.

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

SUMMARY OF RESULTS OF OPERATIONS

Peoples Bancorp and subsidiary had net income of $1,025,188 or $0.30 per share for the three months ended December 31, 1997 as compared to $943,729 or $0.27 per share for the same period ended 1996. The increase was primarily due to higher net interest income combined with lower expenses.

NET INTEREST INCOME

Net interest income was $2,633,988 for the three months ended December 31, 1997 as compared to $2,562,634 for the same period ended 1996. Interest income increased $258,420 to $5,643,863 for the three months primarily due to higher volumes of loans. Interest expense increased $193,260 to $3,004,754 for the three months primarily due to higher deposit volumes. Provision for loan loss decreased $6,194 to $5,121 for the three months ended December 31, 1997, reflecting management's continued review of the loan portfolio.

The following table presents average balances and associated rates earned and paid for all interest earning assets and interest bearing liabilities for the three months ended December 31, 1997 and 1996. (dollars in thousands)

                                    1997                       1996
                       ------------------------------ --------------------------
                       Average   Interest Effective  Average  Interest Effective
                       Balance    Yield     Rate     Balance    Yield    Rate
                       --------- -------- --------- ---------- -------- --------
Loans                  $238,282   $4,915    8.25%    $227,220   $4,665    8.21%
Securities               37,923      543    5.73%      36,821      499    5.42%
Mortgage-backed
     securities             481       11    9.15%         628       14    8.92%
Other                     9,722      175    7.20%      13,804      207    6.00%
                       --------- --------            ---------- --------
Combined                286,408    5,644    7.88%     278,473    5,385    7.74%
                       ---------- --------            ---------- --------
NOW and savings
     deposits            71,934      517    2.87%      68,589      453    2.64%
Certificates of deposit 171,936    2,446    5.69%     165,213    2,337    5.66%
Borrowings                3,491       42    4.81%       1,804       21    4.66%
                       --------- --------            ---------- --------
Combined                247,361    3,005    4.86%     235,606    2,811    4.77%
                       --------- --------           ---------- --------
Net interest income/
   interest rate spread           $2,639    3.02%               $2,574    2.97%
                                 ========   =====              ========   =====

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


The following table illustrates the change in net interest income due to changes in rates and average volumes. (dollars in thousands)

                  Three months ended December 31, 1997 vs. 1996
                          Rate       Volume    Total
                        --------   --------- ---------
Loans                     $ 12       $ 238     $ 250
Securities                  21         (22)       (1)
Mortgage-backed
     securities              -          (3)       (3)
Other                       34         (22)       12
                        -------   ---------  --------
Total                       67         191       258
                        -------   ---------  --------

NOW and savings deposits    41          23        64
Certificates of deposit     12          96       108
Short-term borrowings        1          20        21
                        -------   ---------  --------
Total                       54         139       193
                        -------   ---------  --------
Net interest income       $ 13        $ 52      $ 65
                        ========   ========= =========



NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE

Non-performing assets at December 31, 1997 and September 30, 1997 are as follows: (dollars in thousands)


                                      December 31, 1997     September 30, 1997
Non-accruing loans                          $ 566                $ 658
Loans contractually past due 90 days
     or more other than nonaccruing           134                   64
Real estate owned                              73                    -
                                        ----------             --------
                                            $ 773                $ 722
                                        ==========             ========

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE (CONT'D)

The following table analyzes the allowance for loan and REO losses for the three months ended December 31, 1997 and 1996. (dollars in thousands)


                                    Loans               REO
                              -----------------   -----------------
                                1997     1996      1997     1996
                              -------- --------   -------  --------
Balance at 9/30                $ 887    $ 887        $ -       $ -
Provision adjustment charged
     (credited) to expense         5       11          -         -
Chargeoffs                        (5)     (12)         -         -
Recoveries                        13        3          -         -
                              -------  -------   --------  --------
Balance at 12/31               $ 900    $ 889        $ -       $ -
                              =======  =======   ========  ========




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

Management continually reviews the mix and delinquency status of its loan portfolio and classifies those loans which it deems appropriate. As of December 31, 1997, asset balances and the corresponding allocation of the provision for loan losses were as follows: (dollars in thousands)

                                Asset         Allocation of
                               Balance            Reserve
                          ----------------     ------------
       Loss                          $ 25             $ 25
       Doubtful                         -                -
       Substandard                    802              160
       Unclassified               293,464              715
                          ----------------     ------------
                                $ 294,291            $ 900
                          ================     ============

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

Balance at end of period
  applicable to:                  1997                 1996
                            -------------------- -----------------
Residential Mortgage Loans    $ 16       92.4%    $  -      92.7%
Commercial Real Estate Loans     -        2.0%       -       2.1%
Commercial and Other Loans       -          -        -         -
Consumer Loans                   9        5.6%      21       5.2%
Unallocated                    875                 868
                            --------  ---------- ------  ---------
Total                         $900       100.0%   $889     100.0%
                            ========  ========== ======  =========

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


NON-INTEREST INCOME

The Company's non-interest income remained basically unchanged at $158,651 as compared to $157,770 for the same period one year ago.

NON-INTEREST EXPENSE

Total non-interest expense for the three months ended December 31 , 1997 was $1,138,121 as compared to $1,188,735 for 1996. The decrease was due to decreased deposit insurance expense due to the September 30, 1996 recapitalization of the SAIF insurance fund, partially offset by small increases in equipment expenses, and other miscellaneous expenses.

INCOME TAXES

Income taxes for the three months ended December 31, 1997 were $629,330, as compared to $587,940 for a year ago. The higher tax figure this year is a result of higher pretax income.

                           PART II. OTHER INFORMATION

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY


Item 6.  Reports on Form 8-K

One report on Form 8-K was filed during the three months ended December 31, 1997. This 8-K reported the stock split effective November 24, 1997 and was reported on October 16, 1997.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                                   SIGNATURES



Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the

Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                                     PEOPLES BANCORP
                                                      (REGISTRANT)




Date: January 19, 1997                              Maurice F. Winkler III
                                           President and Chief Operating Officer



Date:  January 19, 1997                            Deborah K. Stanger
                                      Vice President and Chief Financial Officer