Form 10-Q/A
period 1997-12-31
PEOPLES BANCORP
filed 1998-04-15
CIK 869004

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

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                       Three months ended
                                                          December 31,
                                                -------------------------------
                                                    1997             1996
                                                -------------    --------------
Interest Income:
    Loans                                        $ 4,914,655       $ 4,664,664
    Securities                                       498,034           499,116
    Mortgage-backed securities                        11,501            14,457
    Other interest and dividend income               219,673           207,206
                                                -------------    --------------
                                                   5,643,863         5,385,443
                                                -------------    --------------
Interest Expense:
     Now and savings deposits                        516,787           453,109
     Certificates of deposit                       2,445,742         2,337,141
     Short-term borrowings                            42,225            21,244
     Federal Home Loan Bank advances                       -                 -
                                                -------------    --------------
                                                   3,004,754         2,811,494
                                                -------------    --------------
Net Interest Income                                2,639,109         2,573,949
     Provision for losses on loans                     5,121            11,315
                                                -------------    --------------
Net Interest Income After Provision
      for Losses on Loans                          2,633,988         2,562,634
                                                -------------    --------------
Other Income:
    Trust income                                      16,858            13,724
    Fees and service charges                         111,670           110,871
    Other income                                      30,123            33,175
                                                -------------    --------------
                                                     158,651           157,770
                                                -------------    --------------
Other Expense:
    Salaries and employee benefits                   630,640           633,686
    Net occupancy expenses                            68,956            73,088
    Equipment expenses                                59,539            44,317
    Data processing expense                           77,731            78,095
    Deposit insurance expense                         37,579           132,992
    Other expenses                                   263,676           226,557
                                                -------------    --------------
                                                   1,138,121         1,188,735
                                                -------------    --------------
Income Before Income Tax                           1,654,518         1,531,669
     Income tax expense                              629,330           587,940
                                                -------------    --------------
Net Income                                       $ 1,025,188         $ 943,729
                                                =============    ==============

Basic Income Per Common Share                          $0.30             $0.27
Diluted Income Per Common Share                        $0.30             $0.27
Average Common Shares Outstanding                  3,391,460         3,468,419

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