Form 10-Q
period 1998-03-31
PEOPLES BANCORP
filed 1998-04-20
CIK 869004

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



March 31, 1998                                            Commission File Number
                                                                 000-18991

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


Common stock, par value $1 per share                     3,377,665 shares
------------------------------------                     ----------------
    (Title of class)                             (Outstanding at April 14, 1998)

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                                                                           Page
                                                                          Number

Part I   Financial Information:

  Item 1.  Consolidated Financial Statements

           Consolidated Statement of Financial Condition
           as of March 31, 1998 and September 30, 1997.........................3

           Consolidated Statement of Income for the three
           and six months ended March 31, 1998 and 1997........................4

           Consolidated  Statement of Changes in Stockholders' Equity for
           the six months ended March 31, 1998.................................5

           Consolidated Statement of Cash Flows for the
           six months ended March 31, 1998 and 1997............................6

           Notes to Consolidated Financial Statements........................7-8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................9-14

Part II.     Other Information

   Item 6.   Exhibits and Reports on Form 8-K.................................15

Signatures....................................................................16

                          PART I. FINANCIAL INFORMATION

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                          ASSETS
                                                      March 31,    September 30,
                                                        1998            1997
                                                    ----------------------------
                                                     (Unaudited)

Cash                                                 $  2,768,383  $  2,993,154
Short-term interest-bearing deposits                    7,451,999     7,738,990
                                                    -------------- -------------
    Total cash and cash equivalents                    10,220,382    10,732,144
Interest-bearing deposits                               3,737,041       976,000
Securities available for sale                          27,646,811    28,467,800
Securities held to maturity
 (approximate market value $7,137,878 and $8,740,052)   7,139,315     8,757,855
Mortgage-backed securities                                437,285       498,823
Loans:
     Loans                                            246,044,213   236,142,236
     Less: Allowance for loan losses                      894,181       886,567
                                                    -------------- -------------
     Net loans                                        245,150,032   235,255,669
Premises and equipment                                  2,332,616     1,712,774
Federal Home Loan Bank of Indianapolis stock, at cost   2,062,200     2,062,200
Other assets                                            1,925,739     2,138,330
                                                    -------------- -------------
    Total assets                                     $300,651,421  $290,601,595
                                                    ============== =============

                            LIABILITIES

NOW and savings deposits                            $ 74,857,620   $ 70,539,511
Certificates of deposit                              174,926,734    171,250,628
Reverse Repurchase Agreements                          4,118,478      3,162,400
Advances by borrowers for taxes and insurance              2,431          1,591
Other liabilities                                      1,382,123      1,349,295
                                                    ------------- --------------
    Total liabilities                                255,287,386    246,303,425
                                                    ------------- --------------

                       STOCKHOLDERS' EQUITY

Preferred stock, par value $1;
    Authorized and unissued -- 5,000,000 shares                -              -
Common stock, par value $1;
    Authorized--7,000,000 shares:
    Issued and outstanding--3,377,665 and
         3,391,986 shares                              3,377,665      3,391,986
Additional paid-in capital                             4,958,006      5,263,589
Retained earnings--substantially restricted           36,974,199     35,573,293
Net unrealized loss on securities available for sale      54,166         69,302
                                                    ------------- --------------
    Total stockholders' equity                        45,364,036     44,298,170
                                                    ------------- --------------
    Total liabilities and stockholders' equity      $300,651,422   $290,601,595
                                                    ============= ==============

See notes to consolidated financial statements.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                     Three months ended     Six months ended
                                         March 31,               March 31,
                                   --------------------- --------------------
                                      1998       1997       1998        1997
                                   ---------- ---------- ----------- --------
Interest Income:
  Loans                            $5,028,576 $4,558,538 $ 9,943,231 $ 9,223,202
  Securities                          457,795    465,339     955,829     964,455
  Mortgage-backed securities           11,266     13,651      22,767      28,108
  Other interest and dividend income  227,598    291,590     447,271     498,796
                                   ---------- ---------- ----------- -----------
                                    5,725,235  5,329,118  11,369,098  10,714,561
                                   ---------- ---------- ----------- -----------
Interest Expense:
  Now and savings deposits            510,080    474,120   1,026,867     927,229
  Certificates of deposit           2,406,497  2,301,052   4,852,239   4,638,193
  Short-term borrowings                50,448     27,962      92,673      49,206
                                   ---------- ---------- ----------- -----------
                                    2,967,025  2,803,134   5,971,779   5,614,628
                                   ---------- ---------- ----------- -----------
Net Interest Income                 2,758,210  2,525,984   5,397,319   5,099,933
  Provision for losses on loans         2,542       (485)      7,663      10,830
                                   ---------- ---------- ----------- -----------
Net Interest Income After Provision
   for Losses on Loans              2,755,668  2,526,469   5,389,656   5,089,103
                                   ---------- ---------- ----------- -----------

Other Income:
  Trust income                         28,897     13,840      45,755      27,564
  Fees and service charges            106,426    102,411     218,096     213,282
  Other income                         41,789     41,216      71,912      74,391
                                   ---------- ---------- ----------- -----------
                                      177,112    157,467     335,763     315,237
                                   ---------- ---------- ----------- -----------

Other Expense:
 Salaries and employee benefits       563,071    552,049   1,193,711   1,185,735
 Net occupancy expenses                82,284     77,693     151,240     150,781
 Equipment expenses                    88,776     57,590     148,315     101,907
 Data processing expense               83,245     81,127     160,976     159,222
 Deposit insurance expense             37,616      8,376      75,195     141,368
 Other expenses                       257,308    225,260     520,984     451,817
                                   ---------- ---------- ----------- -----------
                                    1,112,300  1,002,095   2,250,421   2,190,830
                                   ---------- ---------- ----------- -----------
Income Before Income Tax            1,820,480  1,681,841   3,474,998   3,213,510
  Income tax expense                  700,215    647,080   1,329,545   1,235,020
                                   ---------- ---------- ----------- -----------
Net Income                         $1,120,265 $1,034,761 $ 2,145,453 $ 1,978,490
                                   ========== ========== =========== ===========

Basic Income Per Common Share           $0.33     $0.27       $0.63        $0.57
Diluted Income Per Common Share         $0.33     $0.27       $0.63        $0.57
Average Common Shares Outstanding   3,382,787 3,444,413   3,386,446    3,456,522

See notes to consolidated financial statements.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                              Retained       Net Unrealized
                                Common Stock      Additional  Earnings       Gain (Loss) on
                            --------------------
                              Number               Paid-in  (Substantially     Securities
                            of Shares   Amount     Capital    Restricted)    Available for Sale    Total
                            --------- ---------- ---------- ---------------- ------------------ ------------
Balances, September 30,
1997                        3,391,986 $3,391,986 $5,263,589  $35,573,293       $69,302          $44,298,170

Cash dividends
     ($.22 per share)               -          -          -     (744,547)            -             (744,547)

Net change in unrealized
gain (loss) on securities
available for sale                  -          -          -            -       (15,136)             (15,136)

Repurchase of stock           (14,321)   (14,321)  (305,583)           -             -             (319,904)

Net income for the
    six months ended
    March 31, 1998                  -          -          -    2,145,453             -            2,145,453
                           ---------- ---------- ---------- --------------- --------------      ------------

Balances, March 31,
    1998                    3,377,665 $3,377,665 $4,958,006  $36,974,199       $54,166          $45,364,036
                           ========== ========== ========== =============== ==============      ============

See notes to consolidated financial statements.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                           Six months ended
                                                              March 31,
                                                  ------------------------------
                                                       1998            1997
                                                  --------------  --------------
Operating Activities:
 Net income                                         $ 2,145,453    $ 1,978,490
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for loan losses                              7,663          10,830
  Depreciation and amortization                        148,887         121,445
  Amortization of premiums and discounts
    investment securities                              (89,848)        (29,104)
  Amortization of deferred loan fees                  (184,568)       (138,842)
 Change in:
  Interest receivable                                   50,416         293,987
  Interest payable                                      45,669          (8,560)
 Other adjustments:                                     178,597       (745,744)
                                                  --------------  --------------
 Net cash provided by operating activities            2,302,269      1,482,502
                                                  --------------  --------------

Investing Activities:
 Purchases of interest-bearing deposits              (4,857,041)             -
 Proceeds from maturities of interest-bearing
   deposits                                           2,096,000              -
 Purchases of investment securities                  (4,067,539)     1,966,406)
 Proceeds from maturities of investment
   securities                                         6,625,000     11,423,571
 Payments on mortgage-backed securities                  62,744         72,767
 Net change in loans                                 (9,802,623)      (340,465)
 Purchases of premises and equipment                   (768,729)      (290,629)
 Proceeds from sales of real estate owned                41,853         28,500
                                                  --------------  --------------
 Net cash used by investing activities              (10,670,335)     8,927,338
                                                  --------------  --------------

Financing Activities:
 Net change in:
  NOW and savings accounts                            4,315,125      1,740,321
  Certificates of deposit                             3,639,121       (179,852)
  Short-term borrowings                                 956,078      2,310,626
 Net change in advances by borrowers for
   taxes and insurance                                      840           (507)
 Cash dividends                                        (734,926)      (689,208)
 Repurchase of common stock                            (319,934)      (940,093)
                                                  --------------  --------------
 Net cash provided by financing activities            7,856,304      2,241,287
                                                  --------------  --------------
Net Change in Cash and Cash Equivalents                 (511,762)    12,651,127
Cash and Cash Equivalents, Beginning of Period        10,732,144     11,031,745
                                                  --------------- --------------
Cash and Cash Equivalents, End of Period             $10,220,382   $ 23,682,872
                                                  =============== ==============

Additional Cash Flows and Supplementary Information
   Interest paid                                     $ 5,926,110     $ 5,614,714
   Income tax paid                                     1,292,907         306,300

See notes to consolidated financial statements

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (Information with respect to the three and six months ended March 31, 1998 and 1997, and at March 31, 1998 and 1997, is unaudited.)


1.  BASIS OF PRESENTATION

The significant accounting policies followed by Peoples Bancorp (the Company) and its wholly-owned subsidiary, Peoples Federal Savings Bank of DeKalb County, (the Bank), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three and six months ended March 31, 1998, are not necessarily indicative of those expected for the remainder of the year.


2.  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

The Consolidated Statement of Financial Condition at September 30, 1997, has been taken from the audited consolidated financial statements at that date.


3.  CASH DIVIDEND

A cash dividend of $.11 per common share was declared on February 17, 1998, payable on April 23, 1998, to stockholders of record as of April 1, 1998.

4.  EARNINGS PER COMMON SHARE

Basic earnings per share have been computed based on the average common shares outstanding during, and the earnings for, the periods presented. Diluted earnings per share were calculated as if outstanding stock options at March 31, 1997 had been exercised, and the exercise price used to repurchase stock at the then current market price. The resulting number of shares was used to calculate the diluted earnings per share, which did not differ from the basic earnings per share number. There are no outstanding potentially dilutive stock equivalents at March 31, 1998.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Information with respect to the three months ended December 31, 1997 and 1996, and at December 31, 1997 and 1996, is unaudited.)


5.  COMMITMENTS TO FUND LOANS

Commitments to fund mortgage loans are as follows:

                         March 31, 1998          September 30, 1997
                     -----------------------  -------------------------
                        Amount       Rate        Amount      Rate
                     -------------  --------  -----------   ------

     Adjustable rate   $  120,000              $  114,000
     Fixed rate         9,788,750    7.18%      5,364,570    7.66%
                     -------------  ========  ------------  =======
                       $9,908,750              $5,478,570
                     =============            ============




6.  STOCK REPURCHASE PLAN

On May 17, 1997, the Company's board of directors authorized the repurchase of up to 240,000 of the Company's outstanding shares of common stock . Such purchases will be made subject to market conditions in the open market or privately negotiated transactions. At March 31, 1998, the Company has repurchased 39,944 shares of its outstanding stock under this plan.

7.  RECLASSIFICATIONS

Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Total assets at March 31, 1998 were $300,651,421, an increase of $10,049,826 from September 30, 1997. The increase is attributable primarily to loans which increased $9,894,363 to $245,150,032, and interest-bearing time deposits which increased $2,761,041 to $3,737,041. These increases were partially offset by decreases in investment securities.

Total deposits were $249,784,354 at March 31, 1998, an increase of $7,994,215 since September 30, 1997.

LIQUIDITY

As calculated for regulatory purposes, liquidity was 12.89% at March 31, 1998 as compared to 13.00% at September 30, 1997. Liquidity and loan repayments should be adequate to meet loan fundings and other obligations and expenditures.

CAPITAL RESOURCES

The following table presents Peoples Federal Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of March 31, 1998.


                                     At March 31, 1998
                 -------------------------------------------------------
                      Core Capital              Risk-Based Capital
                 ------------------------  -----------------------------
                   Amount           %         Amount            %    (1)
                 ------------   ---------  --------------   ------------

Capital Position     $36,123      12.3%     $ 36,998         25.5%
Regulatory
  Requirement         11,765       4.0%       11,610          8.0%
Excess Capital
  over Regulatory
  Requirement        $24,358       8.3%     $ 25,388         17.5%

(1)  Risk-based capital as a percentage of risk-weighted assets.

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

SUMMARY OF RESULTS OF OPERATIONS

Peoples Bancorp and subsidiary had net income of $1,120,265 and $2,145,453 or $0.33 and $0.63 per share for the three and six months ended March 31, 1998 as compared to $1,034,761 and $1,978,490 or $0.27 and $0.57 per share for the same period ended 1997. The increase was primarily due to higher net interest income combined with lower expenses.

NET INTEREST INCOME

Net interest income was $2,755,668 for the three months and $5,389,656 for the six months ended March 31, 1997 as compared to $2,526,469 and $5,089,103 for the same period ended 1997. Interest income increased $396,117 and $654,537 to $5,725,235 and $11,369,098 for the three and six months primarily due to higher volumes of loans. Interest expense increased $163,891 and $357,151 to $2,967,025 and $5,971,779 for the three and six months primarily due to higher deposit volumes. Provision for loan loss decreased $3,167 to $7,663 for the six months ended March 31, 1998, reflecting management's continued review of the loan portfolio.

The following table presents average balances and associated rates earned and paid for all interest earning assets and interest bearing liabilities for the six months ended March 31, 1998 and 1997. (dollars in thousands)

                              1998                            1997
                -------------------------------- -------------------------------
                 Average    Interest   Effective  Average   Interest  Effective
                 Balance      Yield      Rate     Balance     Yield     Rate
                ----------- -------- ----------- ---------- --------- ----------
Loans            $244,131    $9,943     8.15%     $226,993   $9,223      8.13%
Securities         33,184       956     5.76%       33,889      965      5.70%
Mortgage-backed
     securities       471        23     9.77%          605       28      9.26%
Other              13,278       447     6.73%       17,347      499      5.75%
                ----------- --------             ---------- ---------
Combined          291,064    11,369     7.81%      278,834   10,715      7.69%
                ----------- --------             ---------- ---------
NOW and savings
     deposits      72,209     1,027     2.84%       68,836      927      2.69%
Certificates of
     deposit      171,689     4,852     5.65%      165,445    4,638      5.61%
Borrowings          3,761        93     4.95%        2,025       50      4.94%
                ----------- --------             ---------- ---------
Combined          247,659     5,972     4.82%      236,306    5,615      4.75%
                ----------- --------             ---------- ---------
Net interest income/
   interest rate spread      $5,397     2.99%                $5,100      2.94%
                            ========  =========             =========  =========

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


The following table illustrates the change in net interest income due to changes in rates and average volumes. (dollars in thousands)

                    Six months ended March 31, 1998 vs. 1997
                           Rate    Vol       Total
                         -------  --------  -------
Loans                     $ 23     $697      $720
Securities                  11      (20)       (9)
Mortgage-backed
     securities              1       (6)       (5)
Other                       77     (129)      (52)
                         ------   -------   -------
Total                      112      542       654
                         ------   -------   -------

NOW and savings deposits    54       46       100
Certificates of deposit     34      180       214
Short-term borrowings        -       43        43
                         ------   -------   -------
Total                       88      269       357
                         ------   -------   -------
Net interest income       $ 24     $273      $297
                         ======   =======   =======

NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE

Non-performing  assets at March 31, 1998 and  September 30, 1997 are as follows:
(dollars in thousands)

                                    March 31, 1998    September 30, 1997
Non-accruing loans                      $529              $658
Loans contractually past due 90 days
     or more other than nonaccruing       59                64
Real estate owned                         31                 -
                                       -------           -------
                                        $619              $722
                                       =======           =======

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE (CONT'D)

The following table analyzes the allowance for loan and REO losses for the six months ended March 31, 1998 and 1997. (dollars in thousands)

                                   Loans           REO
                              --------------- ---------------
                               1998    1997    1998    1997
                              ------- ------- ------- -------
Balance at 9/30                $887    $887     $-     $ -
Provision adjustment charged
     (credited) to expense        8      11      6       -
Chargeoffs                      (19)    (36)     -       -
Recoveries                       18      11      -       -
                              ------- ------- ------- -------
Balance at 12/31               $894    $873     $6     $ -
                              ======= ======= ======= =======


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

Management continually reviews the mix and delinquency status of its loan portfolio and classifies those loans which it deems appropriate. As of March 31, 1998, asset balances and the corresponding allocation of the provision for loan losses were as follows: (dollars in thousands)

                             Asset        Allocation of
                            Balance         Reserve
                          -----------     ------------
       Loss                $     25            $ 25
       Doubtful                   -               -
       Substandard              685             137
       Unclassified         299,941             732
                          -----------     ------------
                           $300,651            $894
                          ===========     ============

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

The following table presents an allocation of the Bank's allowance for loan losses at the dates indicated and the percentage of loans in each category to total loans. (dollars in thousands)


Balance at end of period      March 31,1998    March 31, 1997
                            ----------------- ----------------
     applicable to:

Residential Mortgage Loans   $ 15     92.5%    $  -    92.7%
Commercial Real Estate Loans    -      2.1%       -     2.1%
Commercial and Other Loans      -        -        -     -
Consumer Loans                  4      5.4%       5     5.2%
Unallocated                   875               868
                            ------- --------- ------ --------
Total                        $894    100.0%    $873   100.0%
                            ======= ========= ====== ========

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


NON-INTEREST INCOME

The Company's non-interest income increased slightly to $177,112 and $335,763 as compared to $157,467 and $315,237 for the same periods one year ago. The increase was attributable to higher trust income.

NON-INTEREST EXPENSE

Total non-interest expense for the six months ended March 31, 1998 was $2,250,421 as compared to $2,190,830 for 1997. The increase was due to increased equipment expenses due to the addition of new mortgage loan processing software, and other computer upgrades being undertaken in anticipation of the year 2000, and increases in trust expense and NOW department expense due to software upgrades which necessitate higher support fees. These increases were partially offset by lower deposit insurance premiums due to the September 30, 1996 recapitalization of the SAIF insurance fund, and the resulting lower premiums on insured deposits.


INCOME TAXES

Income taxes for the six months ended March 31, 1998 were $1,329,545, as compared to $1,235,020 for a year ago. The higher tax figure this year is a result of higher pretax income.

                           PART II. OTHER INFORMATION

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY


Item 6.  Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 1998.

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




Date: April 15, 1998                               Maurice F. Winkler III
                                           President and Chief Operating Officer



Date:  April 15,1998                              Deborah K. Stanger
                                      Vice President and Chief Financial Officer