Form 10-K/A
period 1997-09-30
PEOPLES BANCORP
filed 1998-04-29
CIK 869004

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

     Quantitative and Qualitative Disclosures about Market Risks. Since the assets of Peoples Federal, primarily long-term, fixed rate loans, reprice much more slowly than its liabilities, Peoples Federal is at risk of losing value and income in a period of rising interest rates. Due to the lack of customer demand for adjustable rate loans in the current market, approximately 75% of Peoples Federal's loan portfolio is made up of fixed rate loans. The Bank attempts to mitigate the risks of this long-term portfolio by limiting the maturities to 15 years. The Bank also has emphasized the origination of consumer loans and adjustable rate or balloon rate mortgage loans.

     The OTS performs an analysis of Peoples Federal's interest rate risk on a quarterly basis, based on information reported to them in schedule CMR. The results of this analysis at September 30, 1997 are presented in the following table. (dollars in thousands)
  Change            Net Portfolio Value              NPV as % of PV of Assets
           ---------------------------------------  ---------------------------
  in Rates  $ Amount     $ Change      % Change       NPV Ratio        Change
---------- ------------- ------------  ------------ --------------  -----------
+400 bp      22,411       (21,410)          -49%          8.39%      -651 bp
+300 bp      28,240       (15,581)          -36%         10.29%      -460 bp
+200 bp      34,003        (9,818)          -22%         12.08%     -282 bp
+100 bp      39,396        (4,425)          -10%         13.66%     -123 bp
   0 bp      43,821                                      14.90%
-100 bp      46,396         2,574             6%         15.55%       +66 bp
-200 bp      47,503         3,682             8%         15.78%       +88 bp
-300 bp      48,959         5,138            12%          6.09%      +120 bp
-400 bp      51,640         7,819            18%         16.73%      +184 bp


    This chart illustrates, for example, that a 200 basis point (2%) increase in interest rates would result in a $9.8 million (or 36%) decrease in the net portfolio value of Peoples Federal's assets. This hypothetical increase in interest rates would also result in a 282 basis point (or 2.82%) decrease in the ratio of the net portfolio value to the present value of Peoples Federal's assets.

    As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table.

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


December 29, 1997                       Roger J. Wertenberger,
                                        Chairman of the Board,
                                        Principal Executive Officer,
                                        and Director


December 29, 1997                       Maurice F. Winkler III,
                                        President, and Director

December 29, 1997                       Deborah K. Stanger,
                                        Vice President-Chief Financial Officer

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