Form 10-Q
period 1998-06-30
PEOPLES BANCORP
filed 1998-07-21
CIK 869004

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



June 30, 1998                                                   Commission
                                                           File Number 000-18991

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


Common stock, par value $1 per share                      3,375,165 shares
------------------------------------                      ----------------
      (Title of class)                            (Outstanding at July 21, 1998)

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY


                                                                           Page
                                                                          Number

Part I   Financial Information:

  Item 1.  Consolidated Financial Statements

            Consolidated Statement of Financial Condition
            as of June 30, 1998 and September 30, 1997.........................3

            Consolidated Statement of Income for the three
            and nine months ended June 30, 1998 and 1997.......................4

            Consolidated  Statement of Changes in Stockholders' Equity for
            the nine months ended June 30, 1998................................5

            Consolidated Statement of Cash Flows for the
            nine months ended June 30, 1998 and 1997...........................6

            Notes to Consolidated Financial Statements.......................7-8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................9-14

Part II.     Other Information

   Item 6.   Exhibits and Reports on Form 8-K.................................15

Signatures....................................................................16

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                         ASSETS
                                                    June 30,      September 30,
                                                      1998             1997
                                                 ---------------- --------------
                                                   (Unaudited)

Cash                                                 $ 5,157,102     $ 2,993,154
Short-term interest-bearing deposits                           -       7,738,990
                                                 ---------------- --------------
    Total cash and cash equivalents                    5,157,102      10,732,144
Interest-bearing deposits                              2,475,041         976,000
Securities available for sale                         27,550,480      28,467,800
Securities held to maturity
   (approximate market value $7,150,847 and
     $8,740,052                                        7,142,613       8,757,855
Mortgage-backed securities                               402,687         498,823
Loans:
     Loans                                           255,831,382     236,142,236
     Less: Allowance for loan losses                     922,023         886,567
                                                 ---------------- --------------
     Net loans                                       254,909,359     235,255,669
Premises and equipment                                 2,442,723       1,712,774
Federal Home Loan Bank of Indianapolis stock, at cost  2,217,700       2,062,200
Other assets                                           2,021,813       2,138,330
                                                 ---------------- --------------
    Total assets                                    $304,319,518    $290,601,595
                                                 ================ ==============

                           LIABILITIES

NOW and savings deposits                            $ 76,904,517    $ 70,539,511
Certificates of deposit                              172,149,749     171,250,628
Reverse Repurchase Agreements                          4,315,007       3,162,400
Federal Home Loan Bank advances                        4,000,000               -
Advances by borrowers for taxes and insurance              1,777           1,591
Other liabilities                                      1,403,297       1,349,295
                                                 ---------------- --------------
    Total liabilities                                258,774,347     246,303,425
                                                 ---------------- --------------

                       STOCKHOLDERS' EQUITY

Preferred stock, par value $1;
    Authorized and unissued -- 5,000,000 shars                 -               -
Common stock, par value $1;
    Authorized--7,000,000 shares:
    Issued and outstanding--3,356,699 and
         3,391,986 shares                              3,356,699       3,391,986
Additional paid-in capital                             4,515,984       5,263,589
Retained earnings--substantially restricted           37,610,644      35,573,293
Net unrealized loss on securities available for sale      61,844          69,302
                                                 ---------------- --------------
    Total stockholders' equity                        45,545,171      44,298,170
                                                 ---------------- --------------
    Total liabilities and stockholders' equit       $304,319,518    $290,601,595
                                                 ================ ==============

See notes to consolidated financial statement.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                     Three months ended       Nine months ended
                                          June 30,                June 30,
                                  ----------------------------------------------
                                      1998      1997         1998         1997
                                  ---------- ----------- ------------ ----------
Interest Income:
 Loans                            $5,076,684 $4,740,015  $15,019,915 $13,963,217
 Securities                          588,997    511,219    1,544,826   1,475,674
 Mortgage-backed securities           10,387     13,038       33,154      41,146
 Other interest and dividend income  102,596    297,832      549,867     796,628
                                  ----------- ---------- ------------ ----------
                                   5,778,664  5,562,104   17,147,762  16,276,665
                                  ----------- ---------- ------------ ----------
Interest Expense:
  Now and savings deposits           541,666    501,397    1,568,533   1,428,626
  Certificates of deposit          2,409,587  2,342,740    7,261,826   6,980,933
  Short-term borrowings               54,910     30,015      147,583      79,221
  Federal Home Loan Bank Advances     28,886          -       28,886           -
                                  ----------- ---------- ------------ ----------
                                   3,035,049  2,874,152    9,006,828   8,488,780
                                  ----------- ---------- ------------ ----------
Net Interest Income                2,743,615  2,687,952    8,140,934   7,787,885
  Provision for losses on loans       34,253     22,700       41,916      33,530
                                  ----------- ---------- ------------ ----------
Net Interest Income After Provision
   for Losses on Loans             2,709,362  2,665,252    8,099,018   7,754,355
                                  ----------- ---------- ------------ ----------
Other Income:
 Trust income                         20,044     12,726       65,799      40,290
 Fees and service charges            121,532    111,051      339,628     324,333
 Other income                         25,899     26,823       97,811     101,214
                                  ----------- ---------- ------------ ----------
                                     167,475    150,600      503,238     465,837
                                  ----------- ---------- ------------ ----------
Other Expense:
 Salaries and employee benefits      650,514    602,862    1,844,225   1,788,597
 Net occupancy expenses               80,927     69,837      232,167     220,618
 Equipment expenses                  103,733     29,443      252,048     131,350
 Data processing expense             131,946     48,732      292,922     207,954
 Deposit insurance expense            37,463     37,703      112,658     179,071
 Other expenses                      248,490    256,692      769,474     708,509
                                  ----------- ---------- ------------ ----------
                                   1,253,073  1,045,269    3,503,494   3,236,099
                                  ----------- ---------- ------------ ----------
Income Before Income Tax           1,623,764  1,770,583    5,098,762   4,984,093
  Income tax expense                 618,080    677,480    1,947,625   1,912,500
                                  ----------- ---------- ------------ ----------
Net Income                        $1,005,684  $1,093,103  $3,151,137  $3,071,593
                                  =========== ========== ============ ==========

Basic Income Per Common Share         $0.30      $0.32        $0.92       $0.89
Diluted Income Per Common Share       $0.30      $0.32        $0.92       $0.89
Average Common Shares Outstanding  3,368,281  3,444,413    3,424,951   3,456,522

See notes to consolidated financial statements.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                                 Retained     Net Unrealized
                               Common Stock        Additional    Earnings     Gain (Loss) on
                         ------------------------
                           Number                   Paid-in    (Substantially   Securities
                         of Shares     Amount       Capital      Restricted)  Available for Sale    Total
                         ----------- ------------ ------------ -------------- ------------------ -------------
Balances, September 30,
1997                      3,391,986   $3,391,986   $5,263,589    $35,573,293       $69,302        $44,298,170

Cash dividends
     ($.33 per share)             -            -            -     (1,113,786)            -         (1,113,786)

Net change in unrealized
gain (loss) on securities
available for sale                -            -            -              -        (7,458)            (7,458)

Repurchase of stock         (35,287)     (35,287)    (747,605)             -             -           (782,892)

Net income for the
    nine months ended
    June 30, 1998                 -            -            -      3,151,137             -          3,151,137
                         ----------- ------------ ------------  -------------  ----------------- -------------
Balances, June 30,
    1998                  3,356,699   $3,356,699   $4,515,984    $37,610,644       $61,844        $45,545,171
                         =========== ============ ============  =============  ================= =============

See notes to consolidated financial statements.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                            Nine months ended
                                                                June 30,
                                                      --------------------------
                                                          1998          1997
                                                      ------------- ------------
Operating Activities:
  Net income                                           $3,151,137    $3,071,593
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Provision for loan losses                              41,916        33,530
    Depreciation and amortization                         311,359       151,646
    Amortization of premiums and discounts on
      investment securities                              (104,055)      (46,633)
    Amortization of deferred loan fees                   (283,496)     (211,556)
  Change in:
    Interest receivable                                    31,891       145,886
    Interest payable                                       57,736       (28,304)
  Other adjustments:                                       38,726      (857,596)
                                                     ------------- -------------
         Net cash provided by operating activities      3,245,214     2,258,566
                                                     ------------- -------------
Investing Activities:
  Purchases of interest-bearing deposits               (5,425,041)     (975,000)
  Proceeds from maturities of interest-bearing deposits 3,926,000             -
  Purchases of investment securities                   (7,007,549)  (10,021,120)
  Proceeds from maturities of investment
    securities                                          9,685,000    13,423,571
  Payments on mortgage-backed securities                   97,945       104,301
  Net change in loans                                 (19,497,275)   (5,933,520)
  Purchases of premises and equipment                  (1,041,308)     (348,235)
  Proceeds from sales of real estate owned                115,026        28,500
  Purchase of Federal Home Loan Bank stock               (155,500)      (57,800)
                                                     ------------- -------------
         Net cash used by investing activities        (19,302,702)   (3,779,303)
                                                     ------------- -------------
Financing Activities:
  Net change in:
     NOW and savings accounts                           6,363,806     2,909,177
     Certificates of deposit                              855,238     1,804,046
     Short-term borrowings                              1,152,607     2,836,200
     FHLB advances                                      4,000,000             -
  Net change in advances by borrowers for
     taxes and insurance                                      186          (932)
  Cash dividends                                       (1,106,469)   (1,031,107)
  Repurchase of common stock                             (782,922)   (1,056,258)
                                                     ------------- ------------
         Net cash provided by financing activities     10,482,446     5,461,126
                                                     ------------- -------------
Net Change in Cash and Cash Equivalents                (5,575,042)    3,940,389
Cash and Cash Equivalents, Beginning of Period         10,732,144    11,031,745
                                                     ------------- -------------
Cash and Cash Equivalents, End of Period              $ 5,157,102   $14,972,134
                                                     ============= =============

Additional Cash Flows and Supplementary Information:
   Interest paid                                      $ 8,949,092   $ 8,508,610
   Income tax paid                                      1,930,382     1,156,300

See notes to consolidated financial statements.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (Information with respect to the three and nine months ended June 30, 1998 and 1997, and at June 30, 1998 and 1997, is unaudited.)


1.  BASIS OF PRESENTATION

The significant accounting policies followed by Peoples Bancorp (the Company) and its wholly-owned subsidiary, Peoples Federal Savings Bank of DeKalb County, (the Bank), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three and nine months ended June 30, 1998, are not necessarily indicative of those expected for the remainder of the year.


2.  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

The Consolidated Statement of Financial Condition at September 30, 1997, has been taken from the audited consolidated financial statements at that date.


3.  CASH DIVIDEND

A cash dividend of $.11 per common share was declared on June 9, 1998, payable on July 23, 1998, to stockholders of record as of July 1, 1998.


4.  EARNINGS PER COMMON SHARE

Basic earnings per share have been computed based on the average common shares outstanding during, and the earnings for, the periods presented. Diluted earnings per share were calculated as if outstanding stock options at June 30, 1997 had been exercised, and the exercise price used to repurchase stock at the then current market price. The resulting number of shares was used to calculate the diluted earnings per share, which did not differ from the basic earnings per share number. There are no outstanding potentially dilutive stock equivalents at June 30, 1998.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (Information with respect to the three and nine months ended June 30, 1998 and 1997, and at June 30, 1998 and 1997, is unaudited.)


5.  COMMITMENTS TO FUND LOANS

Commitments to fund mortgage loans are as follows:


                             June 30, 1998       September 30, 1997
                          --------------------  -----------------------
                            Amount       Rate       Amount       Rate
                          ------------ -------  ------------- ---------

     Adjustable rate       $3,994,500             $  114,000
     Fixed rate             5,900,000    7.32%     5,364,570      7.66%
                          ------------ =======   ------------   ========
                           $9,894,500             $5,478,570
                          ============           ============


6.  STOCK REPURCHASE PLAN

On May 17, 1997, the Company's board of directors authorized the repurchase of up to 240,000 of the Company's outstanding shares of common stock . Such purchases will be made subject to market conditions in the open market or privately negotiated transactions. At June 30, 1998, the Company has repurchased 60,910 shares of its outstanding stock under this plan.

7.  RECLASSIFICATIONS

Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Total assets at June 30, 1998 were $304,319,518, an increase of $13,717,923 from September 30, 1997. The increase is attributable primarily to loans which increased $19,653,690 to $254,909,359, and interest-bearing time deposits which increased $1,499,041 to $2,475,041. These increases were partially offset by decreases in investment securities and short-term interest-bearing deposits.

Total deposits were $249,054,266 at June 30, 1998, an increase of $7,264,127 since September 30, 1997.

LIQUIDITY

As calculated for regulatory purposes, liquidity was 11.03% at June 30, 1998 as compared to 13.00% at September 30, 1997. Liquidity and loan repayments should be adequate to meet loan fundings and other obligations and expenditures.

CAPITAL RESOURCES

The following table presents Peoples Federal Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of June 30, 1998.


                                At June 30, 1998
                  ---------------------------------------------
                      Core Capital         Risk-Based Capital
                  -------------------  ------------------------
                   Amount      %         Amount        %      (1)
                  --------- ---------  ---------- -------------

Capital Position   $37,049    12.5%     $37,944      24.7%
Regulatory
  Requirement       11,897     4.0%      12,288       8.0%
Excess Capital
  over Regulatory
  Requirement      $25,152     8.5%     $25,656      16.7%

(1)  Risk-based capital as a percentage of risk-weighted assets.

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

SUMMARY OF RESULTS OF OPERATIONS

Peoples Bancorp and subsidiary had net income of $1,005,684 and $3,151,137 or $0.30 and $0.92 per share for the three and nine months ended June 30, 1998 as compared to $1,093,103 and $3,071,593 or $0.32 and $0.89 per share for the same period ended 1997. The increase was primarily due to higher net interest income partially offset by higher operating expenses.

NET INTEREST INCOME

Net interest income was $2,709,362 for the three months and $8,099,018 for the nine months ended June 30, 1998 as compared to $2,665,252 and $7,754,355 for the same period ended 1997. Interest income increased $216,560 and $871,097 to $5,778,664 and $17,147,762 for the three and nine months primarily due to higher volumes of loans. Interest expense increased $160,897 and $518,048 to $3,035,049 and $9,006,828 for the three and nine months primarily due to higher deposit and borrowing volumes. Provision for loan loss increased $8,386 to $41,916 for the nine months ended June 30, 1998, reflecting management's continued review of the loan portfolio.

The following table presents average balances and associated rates earned and paid for all interest earning assets and interest bearing liabilities for the nine months ended June 30, 1998 and 1997. (dollars in thousands)

                                   1998                          1997
                        ---------------------------- ---------------------------
                        Average  Interest Effective  Average  Interest Effective
                        Balance    Yield    Rate     Balance   Yield    Rate
                        -------- -------- ---------- --------- -------  ------
Loans                  $242,627  $15,020    8.25%    $228,416  $13,963   8.15%
Securities               35,312    1,545    5.83%      33,727    1,476   5.84%
Mortgage-backed
     securities             456       33    9.65%         586       41   9.33%
Other                    10,895      550    6.73%      17,613      797   6.03%
                        -------- --------            --------- --------
Combined                289,290   17,148    7.90%     280,342   16,277   7.74%
                        -------- --------            --------- --------
NOW and savings
     deposits            73,540    1,569    2.84%      69,494    1,429   2.74%
Certificates of deposit 172,031    7,262    5.63%     165,830    6,981   5.61%
Borrowings                4,671      176    5.02%       3,570       79   2.95%
                        -------- --------            --------- --------
Combined                250,242    9,007    4.80%     238,894    8,489   4.74%
                        -------- --------            --------- --------
Net interest income/
   interest rate spread          $ 8,141   3.10%               $ 7,788   3.00%
                                 ========  ======              ========= ======

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


The following table illustrates the change in net interest income due to changes in rates and average volumes. (dollars in thousands)

                     Nine months ended June 30, 1998 vs. 1997
                          Rate    Volume    Total
                         ------  --------  --------
Loans                     $174    $883     $1,057
Securities                  (2)     71         69
Mortgage-backed
     securities              -      (8)        (8)
Other                      108    (355)      (247)
                         ------  --------  --------
Total                      280     591        871
                         ------  --------  --------

NOW and savings deposits    54      86        140
Certificates of deposit     24     257        281
Short-term borrowings       60       8         68
FHLB advances                -      29         29
                         ------  --------  --------
Total                      138     380        518
                         ------  --------  --------
Net interest income       $142    $211       $353
                         ======   =======  ========

NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE

Non-performing  assets at June 30, 1998 and  September  30, 1997 are as follows:
(dollars in thousands)


                                     June 30, 1998  September 30, 1997
Non-accruing loans                      $482               $658
Loans contractually past due 90 days
     or more other than nonaccruing       51                 64
Real estate owned                          -                  -
                                       -------            -------
                                        $533               $722
                                       =======            ========

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE (CONT'D)

The following table analyzes the allowance for loan and REO losses for the nine months ended June 30, 1998 and 1997. (dollars in thousands)

                                   Loans           REO
                               -------------- -------------
                                1998   1997    1998   1997
                               ------ ------- ------ ------
Balance at 9/30                 $887   $887    $ -    $ -
Provision adjustment charged
     (credited) to expense        42     34      6      -
Chargeoffs                       (32)   (61)    (6)     -
Recoveries                        25     19      -      -
                               ------ ------ ------ ------
Balance at 6/30                 $922   $879    $ -    $ -
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

Management continually reviews the mix and delinquency status of its loan portfolio and classifies those loans which it deems appropriate. As of June 30, 1998, asset balances and the corresponding allocation of the provision for loan losses were as follows: (dollars in thousands)

                             Asset     Allocation of
                            Balance      Reserve
                          ----------   ------------
       Loss                $     27         $ 27
       Doubtful                   -            -
       Substandard              650          130
       Unclassified         303,643          765
                          ----------     --------
                           $304,320         $922
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


Balance at end of period             June 30,      June 30,
                                --------------- ---------------
     applicable to:                  1998             1997
                                ---------------  --------------
Residential Mortgage Loans       $ 15    92.1%    $  -    92.8%
Commercial Real Estate Loans        -     2.2%       -     2.1%
Commercial and Other Loans          -       -        -     -
Consumer Loans                     12     5.7%      26     5.1%
Unallocated                       895              868
                                ------  ------   ------ -------
Total                            $922   100.0%    $894   100.0%
                                ======  ======   ====== =======

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


NON-INTEREST INCOME

The Company's non-interest income increased slightly to $167,475 and $503,238 as compared to $150,600 and $465,837 for the same periods one year ago. The increase was attributable to higher trust and fee income.

NON-INTEREST EXPENSE

Total non-interest expense for the nine months ended June 30, 1998 was $3,503,494 as compared to $3,236,099 for 1997. The increase was due to increased equipment expenses due to the addition of new mortgage loan processing software, ATM machines and other computer upgrades being undertaken in anticipation of the year 2000, and increases in trust expense and NOW department expense due to software upgrades which necessitate higher support fees. These increases were partially offset by lower deposit insurance premiums due to the September 30, 1996 recapitalization of the SAIF insurance fund, and the resulting lower premiums on insured deposits.


INCOME TAXES

Income taxes for the nine months ended June 30, 1998 were $1,947,625, as compared to $1,912,500 for a year ago. The higher tax figure this year is a result of higher pretax income.

                           PART II. OTHER INFORMATION

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY


Item 6.  Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended June 30, 1998.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                                   SIGNATURES



Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the

Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                                     PEOPLES BANCORP
                                                      (REGISTRANT)




Date: July 21, 1998                               Maurice F. Winkler III
                                           President and Chief Operating Officer



Date: July 21,1998                                Deborah K. Stanger
                                      Vice President and Chief Financial Officer