Form 10-K
period 1998-09-30
PEOPLES BANCORP
filed 1998-12-28
CIK 869004

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

    For Annual and Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 For the fiscal year ended September 30, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X ]

     Aggregate market value of voting stock held by non-affiliates of the registrant, as of December 23, 1998: $57,426,692.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 23, 1998:

           3,261,534 shares of Common Stock, par value $1.00 per share

                      Documents Incorporated by Reference:

     Portions of the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders (Part III) and the Annual Report to Stockholders for the year ended September 30, 1998 (Parts II and IV).

                                     PART I

Item 1.  Business

General


     Peoples Bancorp (the "Company") is an Indiana corporation organized in October, 1990 to become the thrift holding company for Peoples Federal Savings Bank (the "Bank" or "Peoples Federal"). The Company is the sole shareholder of Peoples Federal. The Bank conducts business from its main office in Auburn and in its six full-service offices located in Avilla, Columbia City, Garrett, Kendallville, and LaGrange, Indiana. Peoples Federal offers a full range of retail deposit services and lending services to northeastern Indiana. The Company has no other business activity other than being the holding company for Peoples Federal.

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

     In May, 1997, the Board authorized a stock repurchase program. Purchases of up to 240,000 shares may be made in open market or in privately negotiated transactions. As of September 30, 1998, the Company had repurchased 136,958 shares.

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

     The Bank offers a wide range of consumer and commercial financial services. These services include: consumer demand deposit accounts; NOW accounts; regular and term savings accounts and savings certificates; residential and commercial real estate loans; and secured and unsecured consumer loans. The Bank provides these services through a branch network comprised of seven full-service banking offices. It also provides credit card services, as well as enhancements to its loan and deposit products designed to provide customers with added conveniences. The Bank has historically concentrated its business activities in northeastern Indiana. The Bank's current strategy is to maintain its branch office network as well as remain alert to new opportunities.

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

Competition

     The Bank experiences strong competition both in making real estate loans and in attracting savings deposits. In the past, thrift institutions generally competed for real estate loans with commercial banks, mortgage banking companies, insurance companies, and other institutional lenders. Recent legislative and regulatory actions have increased competition between thrift institutions and other financial institutions, such as commercial banks, by expanding the range of services that may be offered such as demand deposits, trust services, and consumer and commercial lending. The most direct competition for savings has historically come from other thrift institutions, mutual savings banks, commercial banks and credit unions. During periods of generally high interest rates, additional significant competition for savings accounts comes from corporate and government securities and, more recently, money market mutual funds. The principal methods generally used by the Bank to attract deposit accounts include: competitive interest rates, advertising, providing a variety of financial services, convenient office locations, flexible hours for the public, and promotions for opening or adding to deposit accounts.

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

     For information regarding the total dollar amount of interest income from interest-earning assets, the average yields, the amount of interest expense from interest-bearing liabilities and the average rate, net interest income, interest rate spread, and the net yield on interest-earning assets, refer to page 9 of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1998 Annual Report, incorporated herein by reference.

     For information regarding the combined weighted average effective interest rate earned by the Bank on its loan portfolio and investments, the combined weighted average effective cost of the Bank's deposits and borrowings, the interest rate spread of the Bank, and the net yield on combined monthly weighted average interest-earning assets of the Bank on its loan portfolio and investments for the fiscal years ending September 30, 1998, 1997, and 1996 refer to page 6 of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1998 Annual Report incorporated herein by reference.

     For information concerning the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Bank's interest income and expense during the fiscal years ending September 30, 1998, 1997, and 1996 refer to page 10 of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1998 Annual Report incorporated herein by reference.

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

Lending Activities

    General

     The Bank has attempted to emphasize investments in adjustable-rate residential mortgages and consumer loans in its market area. In order to lessen its risk from interest rate fluctuations, the Bank emphasizes the origination of interest rate sensitive loan products, such as one year adjustable-rate mortgage loans, and prime plus equity loans. However, during the current low interest rate market, customers have preferred fixed rate products. The Bank has reacted to this trend by offering a new mortgage product of a seven year fixed rate loan which converts to a one year adjustable product at the end of the seventh year. In this way, the Bank is offering a fixed rate product to satisfy the customer demand, but is not locked into low interest rates for a long period of time. These loans show on the various charts in this 10-K as fixed rate product, since according to regulatory treatment, they are considered fixed rate until the repricing period is below five years. Since this is a new product this year, none of these loans is currently considered adjustable rate for regulatory reporting purposes.

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

     During the fiscal year ended September 30, 1998, the Bank originated $90,939,000 of residential loans of which $89,928,310 were five- to 30-year fixed-rate mortgages and $1,010,690 were adjustable-rate loans. The rates offered on the Bank's adjustable-rate residential mortgage loans are generally competitive with the rates offered by other thrift institutions in the Bank's market area and are based upon the Bank's cost of funds and the rate of return the Bank can receive on comparable investments. Fixed-rate loans are originated only under terms and conditions and using documentation which would permit their sale in the secondary market and at rates which are generally competitive with rates offered by other financial institutions in the Bank's market area.

     Set forth below are the amounts and percentages of fixed-rate and adjustable-rate loans (which include consumer loans) in the Bank's portfolio at September 30, 1998, 1997, and 1996 (in thousands).

                               September 30,
   -----------------------------------------------------------------------
           1998                    1997                    1996
   ---------------------- -----------------------  -----------------------
     Fixed    Adjustable   Fixed      Adjustable     Fixed     Adjustable
   --------- ------------ ---------- ------------  ---------- ------------
   $225,270    $46,740     $180,631    $59,025      $154,416    $73,159
       82.8%      17.2%        75.4%    24.6%           67.9%     32.1%


     The terms of the residential loans originated by the Bank range from one to 30 years. Experience during recent years reveals that as a result of prepayments in connection with refinancings and sales of the underlying properties, residential loans generally remain outstanding for periods substantially shorter than maturity of the loan contracts. At September 30, 1998, the average contractual maturity of the Bank's portfolio of fixed-rate loans was 10 years and 11 months, and 16 years and 4 months with respect to its portfolio of adjustable-rate loans.

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

Commercial Real Estate Loans

     The Bank also originates commercial real estate loans. From September 30, 1997, to September 30, 1998, commercial real estate loans increased from $7,850,076 to $10,411,049, with the percentage of commercial real estate loans to total loans increasing from 3.30% to 3.80%. These loans consisted of construction and permanent loans secured by mortgages on mid-size commercial real estate. The terms of commercial real estate loans vary from loan to loan but are usually five-year adjustable-rate loans with terms of 20 to 25 years. The loan-to-value ratio of commercial real estate loans is generally 75% or less.

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

Consumer and Other Loans


     Federal laws and regulations permit a federally-chartered savings institution to make secured and unsecured consumer loans including home equity loans (loans secured by the equity in the borrower's residence, but not necessarily for the purpose of improvement), home improvement loans (loans secured by a residential second mortgage), loans secured by deposit accounts, educational loans (insured by the State Student Loan Commission of Indiana), and credit card loans (unsecured). The Bank offers all of these types of loans and is currently emphasizing home equity loans to take advantage of the adjustable interest rate feature of this loan versus the mortgage product. These loans also carry a higher rate of interest than conventional mortgages, thereby increasing the profit potential while reducing the interest rate risk.

Loan Portfolio Cash Flows

     The following table sets forth the estimated maturity of the Bank's loan portfolio by type of loan at September 30, 1998. The estimated maturity reflects contractual terms at September 30, 1998. Contractual principal repayments of loans do not necessarily reflect the actual term of the Bank's loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of "due on sale" clauses. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

                                           Due After
                               Due in       One Year    Due After
                               One Year     Through      Five
                               or Less     Five Years    Years         Total
                              ----------- ------------ ------------  --------
                                            (In thousands)
Type of Loan:
Construction loans --
   residential real estate     $ 6,695    $     -       $ - -       $  6,695
Real estate loans:
   Mortgage-residential         44,310     52,114      142,349     238,773
   Commercial                    6,134      4,050          227      10,411
Installment loans --
   consumer                     10,955      3,950        1,225      16,130
                              --------- ----------   ----------- ----------
         Total                 $68,094    $60,114     $143,801    $272,009
                              ========= ==========   =========== ==========

     The following table sets forth the total amount of loans due after one year from September 30, 1998, which have a fixed rate or an adjustable rate. (Dollars in thousands)


       Loans Due
 October 1, 1999 and thereafter
-------------------------------
      Fixed     Adjustable       Total at September 30, 1998
    ---------- ------------     -------------------------------
     $153,320    $50,595                 $203,915



Loan Portfolio Composition

     The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated. The table includes a reconciliation of total net loans receivable, after consideration of undisbursed portion of loans, deferred loan fees and discounts, and allowance for losses on loans.

                                                                    At September 30
                                 1998              1997              1996            1995              1994
                         ------------------ ----------------- ---------------- ---------------- -----------------
TYPE OF LOAN               AMOUNT      %      AMOUNT     %      AMOUNT    %     AMOUNT     %     AMOUNT      %
                         ---------- ------- ---------- ------ --------- ------ --------- ------ --------- -------
Residential:                                             (Dollars in thousands)
 Single family units      $243,858    89.7%  $217,528   90.8% $207,028   91.0% $203,211   91.2% $195,525   91.8%
 2-4 family units            1,610     0.6%     1,541    0.6%    1,234    0.5%    1,008    0.4%    1,006    0.4%
 Over 4 family units         2,687     1.0%     2,813    1.2%    2,769    1.2%    1,738    0.8%    1,835    0.8%
Commercial real estate       6,425     2.4%     4,269    1.8%    4,006    1.8%    3,696    1.7%    2,729    1.3%
Land acquisition and
 development                 1,299     0.5%       769    0.3%      702    0.3%      838    0.4%      438    0.2%
Consumer and other loans    15,157     5.6%    11,915    5.0%   10,959    4.8%   11,337    5.1%   10,931    5.1%
Loans on deposits              973     0.4%       821    0.3%      877    0.4%      901    0.4%      860    0.4%
                         ---------- ------- ---------- ------ --------- ------ --------- ------ --------- ------
                           272,009   100.0%   239,656  100.0%  227,575  100.0%  222,729  100.0%  213,324  100.0%
                         ---------- ------- ---------- ------ --------- ------ --------- ------ --------- ------
Less:
Undisbursed portion
     of loans                3,081              2,444            2,717            2,237            1,971
Deferred loan fees and
     discounts               1,323              1,070              959              916              988
                         ----------         ----------        ---------        ---------        -----------
                             4,404              3,514            3,676            3,153            2,959
                         ----------         ----------        ---------        ----------       -----------
Total loans receivable     267,605            236,142          223,899          219,576          210,365
Allowance for losses
     on loans                  947                887              888              912            1,035
                         ----------         ----------        ---------        ----------       -----------
Net loans                 $266,658           $235,255         $223,011         $218,664         $209,330
                         ==========         ==========        =========        ==========       ===========



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

     The following table shows mortgage and other loan origination, purchase, and repayment activity for the Bank during the periods indicated:

                                                Years Ended September 30
                                       ----------------------------------------
                                          1998           1997           1996
                                       ----------   ------------   ------------
                                                (Dollars in thousands)
Mortgage loans originated
   for the purpose of:
     Construction-commercial            $  1,425       $      -       $    995
     Construction-residential              8,386          9,120          6,582
     Purchase/refinance-commercial         2,324            618          1,905
     Purchase/refinance-residential       82,553         53,374         51,926
Consumer and other loans originated       14,463          9,462          6,837
                                       ----------     ----------     ----------
   Total loans originated                109,151         72,574         68,245
                                       ----------     ----------     ----------
Loans  purchased                               -              -             -
                                       ----------     ----------     ----------
                                         109,151         72,574         68,245
                                       ----------     ----------     ----------
Loan credits:
   Principal repayments                   77,980         60,368         64,146
                                       ----------     ----------     ----------
Other:
   Provision for losses on loans              75             50              9
   Amortization of loan fees                (380)          (271)          (368)
   Loan foreclosures, net                     73            183            111
                                       ----------     ----------     ----------
                                            (232)           (38)          (248)
                                       ----------     ----------     ----------

     Total credits, net                   77,748         60,330         63,898
                                       ----------     ----------     ----------
Net increases in mortgage and other
   loans receivable, net                $ 31,403       $ 12,244       $  4,347
                                       ==========     ==========     ==========

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

     The following table reflects the amount of loans in delinquent status as of the dates indicated:

                                        Loans Delinquent For
                -------------------------------------------------------------------------
                  30-59 Days                     60-89 Days          90 Days and Over
                ------------------------- ----------------------- -----------------------
                                 Percent                 Percent                 Percent
                                 of Loan                 of Loan                 of Loan
                Number  Amount   Category Number Amount  Category Number  Amount Category
                ------ --------  -------- ------ ------ --------- ------ ------- --------
Real estate:                                   (Dollars in thousands)
  One to four     28    $1,378     0.56%     6    $171     0.07%    34     $606   0.25%
   family
Consumer          20       256     1.59%     5      21     0.13%     6      146   0.91%
                ------ --------           ------ ------           ------ -------
   Total          48    $1,634     0.60%    11    $192     0.07%    40     $752   0.28%
                ====== ========           ====== ======           ====== =======


     The following table sets forth the Bank's nonperforming assets at the dates indicated:

                                          At September 30,
                             ---------------------------------------
                              1998   1997      1996    1995    1994
                             ------ ------- --------- ------ -------
                                      (Dollars in thousands)
Nonaccrual loans              $729   $658     $  814   $765   $1,020
Loans past due 90 days and
    still accruing              23     64         88     99       49
                             ------ ------- --------- ------ --------
                               752    722        902    864    1,069
Real estate owned, net
   of allowance                  -      -        110     47       25
                             ------ ------- --------- ------ --------
Total nonperforming
   assets                     $752   $722    $ 1,012   $911   $1,094
                             ====== ======= ========= ====== ========


     Consumer loans are placed on nonaccrual generally when the loan exceeds 90 days delinquent or if, in the opinion of management, the possibility of
collecting  the  loan  becomes  questionable.   Mortgage  loans  are  placed  on
nonaccrual generally when the loan exceeds 90 days delinquent; however, if the loan is below a 25% loan-to-value, management may at their option decide to accrue interest on the loan, since collection of the loan appears highly likely.

     Interest income that would have been recognized for the year ended September 30, 1998, if nonaccrual loans had been current in accordance with their original terms, approximated $39,000. Interest income recognized on such loans for the year ended September 30, 1998, approximated $24,000. At September 30, 1998, the Bank had no loans which were deemed impaired in accordance with Statement of Financial Accounting Standards No. 114.

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

     As of September 30, 1998, loan balances were classified by the Bank as follows:
             Loss                          $   25,152
             Doubtful                              -0-
             Substandard                      872,367
             Special Mention                1,326,626

Allowance for Losses on Loans and Real Estate Owned

     The allowances for loan and real estate owned losses represent amounts available to absorb inherent losses in the loan portfolio. Such allowances are based on management's continuing review of the portfolios, historical charge-offs, current economic conditions, and such other factors, which in management's judgment deserve recognition in estimating possible losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowances based on their judgment about the information available to them at the time of their examination. Provisions for losses are charged to earnings to bring the allowances to levels considered necessary by management. Losses are charged to the allowances when considered probable. As of September 30, 1998, the allowances for losses on loans and real estate owned were $947,008 and $-0- respectively. Management believes that the allowances are adequate to absorb known and inherent losses in the portfolio. No assurance can be given, however, that economic conditions which may adversely affect the Bank's markets or other circumstances will not result in additions to the allowance for loan losses.

     The following table presents an allocation of the Bank's allowance for loan losses at the dates indicated and the percentage of loans in each category to total loans.

                                                            September 30,
                            ---------------------------------------------------------------------------
                                1998           1997           1996            1995           1994
                            -------------- -------------- -------------- -------------- ---------------
                            Amount   %     Amount   %     Amount   %     Amount    %    Amount    %
                            ------ ------- ------ ------- ------ ------- ------ ------- ------- -------
                                                     (Dollars in thousands)
Balance at end of
period applicable to:
Residential Mortgage Loans   $742    91.5%  $726    91.7%  $594    91.8%  $649    92.2% $  627    92.6%
Commercial Real Estate Loans  121     2.6%    16     3.0%    15     3.0%    13     2.0%    172     1.3%
Consumer Loans                 84     5.9%    37     5.3%    47     5.2%    64     5.8%     76     6.1%
Unallocated                     -            107            231            186             159
                            ------ ------- ------ ------- ------ ------- ------ ------- ------- -------
Total                        $947   100.0%  $886   100.0%  $887   100.0%  $912   100.0% $1,034   100.0%
                            ------ ------- ------ ------- ------ ------- ------ ------- ------- -------


     The following table is a summary of activity in the Bank's allowance for loan losses for the periods indicated.

Summary of Loan Loss Experience            Years ended September 30,
                                    --------------------------------------
(Dollars in Thousands)               1998   1997   1996    1995    1994
                                    ------ ------ ------ -------- --------
Balance of loan loss allowance at
     beginning of year               $886   $887   $912   $1,034   $1,025
       Charge-offs
          Residential                   -      -      -      153        5
          Commercial real estate        -      -      -        -        -
          Commercial                    -      -      -        -        -
          Consumer                     47     84     55       47       30
                                    ------ ------ ------ -------- --------
               Total Charge-offs       47     84     55      200       35
                                    ------ ------ ------ -------- --------
        Recoveries
          Residential                   -      -      -        -        -
          Consumer                     33     33     21       28       21
                                    ------ ------ ------ -------- --------
               Total Recoveries        33     33     21       28       21
                                    ------ ------ ------ -------- --------
      Net Charge-offs (Recoveries)     14     51     34      172       14
Provision for loan losses              75     50      9       50       23
                                    ------ ------ ------ -------- --------
Balance of loan loss allowance at
     end of year                     $947   $886   $887   $  912   $1,034
                                    ====== ====== ====== ======== ========
Ratio of net charge-offs to average
     loans outstanding               0.01%  0.02%  0.02%    0.08%    0.01%

Investment Activities

     Federal thrift institutions have authority to invest in various types of liquid assets, including United States Treasury obligations and securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds. As a member of the FHLB System, the Bank must maintain minimum levels of liquid assets specified by the OTS which vary from time to time. Subject to various regulatory restrictions, federal thrift institutions may also invest a portion of their assets in certain commercial paper, corporate debt securities and mutual funds whose assets conform to the investments that a federal thrift institution is authorized to make directly. At September 30, 1998, the Bank's ratio of liquid assets to total assets was 8.2%, which exceeds the regulatory requirement.


     The carrying values of the Bank's investment securities, including its liquid assets, as of the dates indicated are presented on the following table.

                                             At September 30,
                                   -----------------------------------
                                     1998         1997        1996
                                   ---------  ----------  ------------
Interest-bearing deposits and                   (Dollars in thousands)
     certificates of deposit (1)    $   718      $ 8,715     $ 7,824
U.S. government and federal
     agency securities
     Held to maturity                 4,000        8,000      13,175
     Available for sale              11,287       19,822      20,590
Mortgage backed securities
     Held to Maturity                   372          499         631
Stock in FHLB of Indianapolis         2,218        2,062       2,004
Other
     Held to maturity                   696          758         455
     Available for sale(2)           10,591        8,646       5,296
                                   ---------    ---------   ---------
          Total investments         $29,882      $48,502     $49,975
                                   =========    =========   =========

-----------------------------------

(1) In insured certificates of deposit at September 30, 1998; In FHLB of Indianapolis ($7,739) and insured certificates of deposit ($976) at September 30, 1997; in FHLB of Indianapolis at September 30, 1996.

(2) Van Kampen Prime Income Fund $3,784, Van Kampen Senior Income Trust $1,677, State and Municipal obligations $5,130 at September 30, 1998; Van Kampen Prime Income Fund $2,564, State and Municipal obligations $6,082 at September 30, 1997; State and Municipal obligations at September 30, 1996.


     The  following  table  sets  forth   information   regarding  the  maturity
distribution of investment securities at September 30, 1998, and the weighted average yield on those securities.

                                                              At September 30, 1998
                                         --------------------------------------------------------------
                                              Available for Sale             Held to Maturity
                                         ------------------------------ -------------------------------
(Dollars in thousands)                             Weighted Approximate           Weighted Approximate
                                         Amortized  Average     Fair    Amortized  Average    Fair
Maturity Distribution at September 30:     Cost     Yield      Value      Cost     Yield     Value
                                         --------- -------- ----------- --------- -------- -----------
Due in one year or less                   $ 3,453    5.27%   $ 3,464      $4,100    5.26%   $4,105
Due after one through five years           11,392    6.01%    11,508         486    5.69%      502
Due after five through ten years            1,253    6.21%     1,283         110    6.42%      110
Due after ten years                           151    5.63%       162           -                 -
                                         ---------          ----------- ---------          -----------
                                           16,249             16,417       4,696             4,717
Mortgage-backed securities                      -       -          -         372    9.09%      387
Marketable equity securities                5,461              5,461           -                 -
                                         ---------          ----------- ---------          -----------
                  Total                   $21,710            $21,878      $5,068            $5,104
                                         =========          =========== =========          ===========


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

     For information on the various interest rate categories, the amounts of certificate accounts at September 30, 1998, maturing during the next five years and thereafter see the Notes to Consolidated Financial Statements in the Company's 1998 Annual Report.

     The following table lists maturities of certificates of deposits where the balance of the certificate exceeds $100,000 for the periods indicated. None of these certificates were brokered deposits.

                              At September 30,
                             -----------------
                                  1998
                               ----------
  3 months or less               $ 3,045
  3-6 months                       5,426
  6-12 months                      5,419
  over 12 months                   6,234
                               ----------
     Total                      $20,124
                              ===========

Borrowings

     As a member of the FHLB System and the FHLB of Indianapolis, the Bank is eligible to arrange borrowings or advances for various purposes and on various terms.. As of September 30, 1998 the Bank had outstanding advances to the FHLB of Indianapolis of $5,000,000. The Bank had no outstanding advances as of September 30, 1997 and 1996.

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

                                                   Years Ended September 30
                                                   -------------------------
                                                     1998   1997     1996
                                                   ------- ------- ---------
                                                    (Dollars in thousands)
Average balance of short-term borrowings...........$4,166   $2,412   $  723
Highest month-end balance of total borrowings...... 5,088    3,293    1,000
Weighted average interest rate of total borrowings.  5.21%    4.85%    5.83%

                                                            At September 30
                                                   -------------------------
                                                     1998    1997    1996
                                                   ------- ------- ---------
Reverse Repurchase agreements.....................  4,203    3,162        -
                                                   ------- ------- ---------
Total short-term borrowings....................... $4,203   $3,162   $    -
                                                   ======= ======= =========
Weighted average interest rate....................   5.22%    5.31%       -

Trust Department and Discount Brokerage Services

     In October 1984, the FHLB of Indianapolis granted full trust powers to the Bank, one of the first savings institutions in Indiana to be granted such powers. As of September 30, 1998, the Bank's trust department assets totaled approximately $45,368,000 including self-directed Individual Retirement Accounts ("IRA's") , and it was offering a variety of trust services including estate planning. As of that date, the trust department was administering approximately 770 trust accounts, including estates, guardianships, revocable and irrevocable trusts, testamentary trusts, and self-directed IRA accounts. The trust department also offers and administers self-directed IRA's and Simplified Employee Pension IRA's for small businesses.

Non-Bank Subsidiary

     Peoples Financial Services, Inc. ("PFSI") was organized in 1977 under the laws of the State of Indiana. It is wholly owned by the Bank and conducts a general insurance business within the State of Indiana under the name of Peoples Insurance Agency. During fiscal years ended September 30, 1998 and 1997, PFSI recorded total income of $97,493 and $41,094, respectively, with net income for such periods amounting to $50,227 and $15,538, respectively.

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

Employees

     As of September 30, 1998, the Bank employed 82 persons on a full-time basis and 12 persons on a part-time basis. The Bank's employees are not represented by any collective bargaining group, and management considers its relations with its employees to be excellent.



                                   REGULATION

General

     The Company, as a savings and loan holding company, and the Bank, as a federally chartered savings association, are subject to extensive regulation by the OTS and the FDIC. The lending activities and other investments of the Bank must comply with various federal regulatory requirements, and the OTS periodically examines the Bank for compliance with various regulatory requirements and for safe and sound operations. The FDIC also has the authority to conduct examinations. The Bank must file reports with the OTS describing its activities and financial condition and is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System. This supervision and regulation is intended primarily for the protection of depositors and the deposit insurance funds and not for the protection of stockholders of the Company. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

     In recent years, significant legislative proposals and reforms affecting the financial services industry have been discussed and evaluated by Congress. Such proposals include legislation to revise the Glass-Steagall Act, the Bank Holding Company Act of 1956, as amended, and the Home Owners' Loan Act ("HOLA"), as amended, to expand permissible activities for banks, principally to facilitate the convergence of commercial and investment banking. Certain proposals also sought to expand insurance activities of banks and to eliminate the thrift charter. In addition, certain proposals seek to limit the powers of unitary savings and loan holding companies. It is unclear whether any of these proposals, or any form of them, will be introduced in the next Congress or become law. Consequently, it is not possible to determine what effect, if any, they may have on the Company and the Bank.

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

     Activities Restrictions. There are generally no restrictions on the activities of a unitary savings and loan holding company. The broad latitude to engage in activities under current law can be restricted if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company shall also become subject to the activities restrictions applicable to multiple holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "Regulation of the Bank-Qualified Thrift Lender."

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


Regulation of the Bank

     Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Indianapolis, the Bank is required to acquire and hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (i.e., borrowings) from the FHLB of Indianapolis, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Indianapolis stock at September 30, 1998, of $2,217,700.

     The FHLB of Indianapolis serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members secured by certain prescribed collateral in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Indianapolis. Long-term advances may only be made for the purpose of providing funds for residential housing finance. Members must meet standards of community investment or service established by the FHLB of Indianapolis in order to maintain continued access to long-term advances. As of September 30, 1998, the Bank had advances totaling $5,000,000 outstanding. See "Business of the Company-Deposit Activity and Other Sources of Funds" and "Borrowings."

     Liquidity Requirements. Under OTS regulations, a savings association is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations, and certain other investments) in each calendar quarter of not less than 4% of either (1) its liquidity base (consisting of certain net withdrawable accounts plus short-term borrowings) as of the end of the preceding calendar quarter, or (2) the average daily balance of its liquidity base during the preceding quarter. This liquidity requirement may be changed from time to time by the OTS to any amount between 4.0% to 10.0%, depending upon certain factors, including economic conditions and savings flows of all savings associations. The Bank maintains liquid assets in compliance with these regulations. Monetary penalties may be imposed upon an institution for violations of liquidity requirements.

     Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a "domestic building and loan association" in section 7701 of the Internal Revenue Code of 1986, as amended (the "Code"). If the Bank maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association, it will continue to enjoy full borrowing privileges from the FHLB. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of September 30, 1998, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

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

     At September 30, 1998, the Bank exceeded all regulatory minimum capital requirements as indicated in the table below.

                                             Dollars in Thousands
                                           Required for Adequate  To Be Well
                                Actual              Capital        Capitalized
                                Amount    %      Amount     %     Amount     %

Tier 1 capital
(to adjusted tangible assets)   35,029   11.76%  $8,938   3.0%    $17,875  6.00%
Tier 1 capital
(to adjusted total assets)      35,029   11.76     8,938  3.0      14,896  5.00
Risk-based capital
(to risk-weighted assets)       35,951   22.48    12,793   8.0     15,992 10.00


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

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $54.0 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 1998, the Bank met its reserve requirements.

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

     OTS regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted, after notice, to make capital distributions during a calendar year in the amount equal to the greater of: (a) 75% of its net income for the previous four quarters; or (b) up to 100% of its net income to date during the calendar year plus an amount that would reduce by 50% its surplus capital ratio at the beginning of the calendar year. A savings institution with total capital in excess of current minimum capital ratio requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period. A savings institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. A Tier 1 Association that has been notified by the OTS that it is in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. Except under limited circumstances and with OTS approval, no capital distributions would be permitted if they would cause the institution to become undercapitalized. As of September 30, 1998, the Bank was considered a Tier 1 Association under OTS regulations.

     Despite the above authority, the OTS may prohibit any savings institution from making a capital distribution that would otherwise be permitted by the regulation, if the OTS were to determine that the distribution constituted an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distributions if, after making the distribution, it would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. See "Prompt Corrective Regulatory Action."

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

     The regulation establishes five categories of capital classification: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the risk-based capital, leverage capital, and tangible capital ratios are used to determine an institution's capital classification. At September 30, 1998, the Bank met the capital requirements of a "well capitalized" institution under applicable OTS regulations.

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

     Year 2000 Compliance. In May, 1997, the Federal Financial Institutions Examination Council issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding year 2000 project management awaremess. It is expected that unless financial institutions address the technology issues relating to the coming of the year 2000, there will be major disruptions in the operations of financial institutions. The statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the year 2000 problem. The federal banking agencies intend to conduct year 2000 compliance examinations, and the failure to implement a year 2000 program may be seen by the federal banking agencies as an unsafe and unsound banking practice. The OTS has recently established an examination procedure which contains three catagories of ratings: "Satisfactory," "Needs Improvement," and "Unsatisfactory." Institutions that receive a year 2000 rating of Unsatisfactory may be subject to formal enforcement action, supervisory agreements, cease and desist orders, civil money penalties, or the appointment of a conservator. In addition, federal banking agencies will be taking into account year 2000 compliance programs when analyzing applications and may deny an application based on year 2000 related issues. The Company is currently addressing the year 2000 issue, as more fully discussed in the Company's Annual Report to Stockholders for the Year Ended September 30, 1998 under the heading
"Management's Discussion and Analysis of Financial Condition and Results of Operations-Year 2000."

Item 2.  Properties


The Bank owns seven full-service banking offices located in Avilla, Auburn, Columbia City, Garrett, Kendallville and LaGrange, Indiana.

     The following table provides certain information with respect to the Bank's full-service offices at September 30, 1998.

        Full Service                                       Net Book
        Offices                      Date Opened           Value(1)
        Main Office, Auburn            1973                $149,283
        Avilla                         1980                 120,858
        Garrett                        1972                  54,096
        Columbia City-Downtown         1971                 136,284
        Columbia City-North            1998                 554,965
        Kendallville                   1941                 472,883
        LaGrange                       1972                 171,010


(1) Of real estate at September 30, 1998.

     The Bank owns data processing equipment including computers, terminals and communications equipment for record keeping purposes. The estimated costs to make this equipment year 2000 compliant, are not expected to be material.

     The total net book value of the Bank's premises and equipment at September 30, 1998, was $2,396,878.

Item 3.  Legal Proceedings

     There are no material pending legal proceedings to which the Company, the Bank or any subsidiary is a party or to which any of their property is subject.


Item 4.  Submission of Matters to a Vote of Security Holders

    Not Applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Reference is made to page 2 of the Company's Annual Report to Stockholders, for the year ended September 30, 1998, for the information required by this Item, which is hereby incorporated by reference.


Item 6.  Selected Financial Data

     Reference is made to page 13 of the Company's Annual Report to Stockholders for the year ended September 30, 1998, for the information required by this Item which is hereby incorporated by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Reference is made to pages 6 to 12 of the Company's Annual Report to Stockholders for the year ended September 30, 1998, for the information required by this Item which is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Reference is made to page s 7 and 8 of the Company's Annual Report to Stockholders for the year ended September 30, 1998, for the information required by this item which is hereby incorporated by reference.

 Item 8.  Financial Statements and Supplementary Data

     Reference is made to pages 14 to 28 of the Company's Annual Report to Stockholders for the year ended September 30, 1998, for the information required by this Item which is hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

    None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Reference is made to pages 2 - 4 of the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders for the information required by this Item which is hereby incorporated by reference.

Item 11.  Executive Compensation

     Reference is made to pages 5 - 10 of the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders for the information required by this Item which is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Reference is made to pages 2 and 5 of the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders for the information required by this Item which is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

     Reference is made to pages 5 and 6 of the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders for the information required by this Item which is hereby incorporated by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

     (a) The following consolidated financial statements of Peoples Bancorp and Its Wholly-owned Subsidiary, included in the Annual Report to Stockholders of the registrant for the year ended September 30, 1998, are filed as part of this report:

        1.  Financial Statements

   o  REPORT OF OLIVE LLP, INDEPENDENT AUDITORS.
   o CONSOLIDATED STATEMENT OF FINANCIAL CONDITION - AS OF SEPTEMBER 30, 1998, AND 1997.
   o CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996.
   o CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996.
   o CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996.
   o  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


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

10.5    Employee Stock Ownership Plan (1)

10.5(a) First Amendment to Employee Stock Ownership Plan (3)

10.5(b) Second Amendment to Employee Stock Ownership Plan (3)

10.5(c) Third Amendment to Employee Stock Ownership Plan (3)

10.6 Expense and Tax Sharing Agreement between Peoples Bancorp, Peoples Federal Savings Bank of DeKalb County and Peoples Financial Services, Inc., dated May 28, 1992 (3)

10.7    New option plan

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

     The Securities and Exchange Commission maintains a Web sit that contains reports, proxy and information statements and other information regarding regeistrants that file electronically with the Commission including the Company. That address is http://www.sec.gov.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         PEOPLES BANCORP

December 23, 1998                       Roger J. Wertenberger
                                        Chairman of the Board,
                                        Principal Executive Officer,
                                        and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



December 23, 1998                        Roger J. Wertenberger,
                                         Chairman of the Board,
                                         Principal Executive Officer,
                                         and Director


December 23, 1998                        Maurice F. Winkler III,
                                         President, and Director


December 23, 1998                        Deborah K. Stanger
                                         Vice President-Chief Financial Officer


December 23, 1998                        Robert D. Ball, Director



December 23, 1998                        Bruce S. Holwerda



December 23, 1998                        John C. Harvey, Director



December 23, 1998                        Douglas D. Marsh, Director



December 23, 1998                        Lawrence  R. Bowmar, Director



December 23, 1998                        John C. Thrapp, Director

           EXHIBIT 10.2 EMPLOYMENT AGREEMENT OF ROGER J. WERTENBERGER



                              EMPLOYMENT AGREEMENT


     AGREEMENT dated as of this 30th day of November, 1998, by and among PEOPLES FEDERAL SAVINGS BANK OF DEKALB COUNTY, a savings bank organized under the laws of the United States (the "Bank") and ROGER J. WERTENBERGER ("Employee").

BACKGROUND

     Employee is the Chief Executive Officer and Chairman of the Board of Directors of the Bank (the "Board"). To ensure the future services of Employee as Chief Executive Officer and Chairman of the Board, the Bank is entering into this employment agreement.

     In consideration of the mutual covenants and agreements herein contained, and intending to be legally bound hereby, the parties agree as follows:

1.       Term of Employment.

The  term of  Employee's  employment  with  the Bank  shall  continue  for a one
(1)-year period beginning on the date hereof ("Effective Date"), and ending on the last day of the month one year from the Effective Date (the "term"). On each anniversary of the Effective Date, the one (1)-year period may be renewed and recommenced in its entirety by mutual consent in writing (a copy of which shall be appended hereto) of the Bank and Employee.

2.       Employment and Services.

The Bank agrees to employ Employee during the term of his employment as Chief Executive Officer of the Bank. The Bank agrees to nominate Employee to successive terms as Chairman of the Board and to use its best efforts to elect and re-elect Employee as Chairman of the Board. Employee agrees to accept such employment, and to devote his time and efforts to the business and affairs of the Bank, and to use his best efforts to promote the interests of the Bank.

3.       Place of Performance.

In connection with his employment by the Bank, Employee shall be based at the principal executive offices of the Bank, currently located in Auburn, Indiana, and shall not be required to be absent therefrom on travel status or otherwise more than 45 days in any calendar year. The Bank shall not, without the written consent of Employee, relocate or transfer Employee to a location more than 30 miles from Employee's principal residence. The Bank will promptly pay (or reimburse Employee for) all reasonable moving expenses incurred by Employee relating to a change of his principal residence in connection with any such relocation to which Employee has consented and will indemnify Employee against any loss realized in the sale of his principal residence (defined as the difference between the actual sale price of such residence and the higher of (a) Employee's aggregate investment in such residence or (b) the fair market value of such residence as determined by a real estate appraiser designated by Employee and reasonably satisfactory to the Bank) in connection with any such change of residence.

Employee shall be furnished with a private office, and other necessary secretarial assistance, and with such other facilities, amenities and services as are, in the reasonable judgment of Employee, appropriate for Employee's position as Chief Executive Officer of the Bank and adequate for the performance of his duties hereunder.

4.       Compensation.

Subject to the provisions of any agreement between the Bank and Employee relating to the payment of deferred compensation:

4.1 The Bank shall pay Employee for the services to be rendered by him hereunder during the term of his employment the following compensation, payable at regular intervals in accordance with the Bank's normal payroll practices now or hereafter in effect. During the term of his employment, Employee shall be paid a base salary (exclusive of any fees paid to Employee as a Director of the Bank) at the rate of not less than $120,000 over the term of this agreement, subject to review and upward adjustments as may be deemed appropriate by the Board or designated committee thereof ("Committee"), should the Agreement be renewed and recommenced in accordance with paragraph 1. The Board or Committee may, from time to time, recommend an increase in salary for Employee hereunder, but shall have no obligation to do so.

4.2 The Bank will, during the term of Employee's employment, reimburse Employee for all expenses incurred by Employee which the Bank determines to be reasonable and necessary (in accordance with its normal reimbursement practices now or hereafter in effect) for Employee to carry out his duties under this Agreement.

4.3 Employee shall attend, at his discretion, those professional meetings, conventions, and/or similar functions that he deems appropriate and useful for purposes of keeping abreast of current developments in the industry and/or promoting the interests of the Bank.

5.       Plans and Fringe Benefits.

5.1 During the term of his employment, Employee shall be entitled (a) to participate in any bonus programs (including, but not limited to Christmas bonuses), incentive compensation programs, profit sharing plans, retirement plans, stock option plans and stock purchase plans, now or hereafter in effect, which are generally made available from time to time to executive officers of the Bank, and (b) to such other fringe benefits as the Board or the Committee shall deem appropriate or are otherwise to be made available to executive employees of the Bank.

5.2 During the term of this Agreement, Employee shall have the use of a new automobile to be provided by the Bank. The automobile shall be of the type and make, chosen by Employee, equal to the type and make of automobile generally provided to the Chief Executive Officer of a financial institution. The Bank shall pay for the cost of purchasing or leasing, if the Bank determines to lease the automobile, insuring, maintaining and operating the automobile.

6.       Insurance.

The Bank shall, during the term of Employee's employment, provide Employee, at no cost to him (other than applicable taxes), hospitalization, major medical, disability and group life insurance.

7.       Disability Benefits.

If Employee becomes permanently disabled during the term of his employment and consequently cannot perform his duties under this Agreement, the Bank nevertheless shall continue to compensate him under the terms of this Agreement for one (1) year following disability, less any other payments provided under any Bank disability plan.

8.       Termination by the Bank.

(a) The Bank shall have the right to terminate Employee's employment hereunder, for cause, upon thirty (30) days written notice to Employee. The term "cause", as used herein, shall mean termination because of, in the good faith determination of the Board, the Employee's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or similar offenses), or final cease-and-desist order, or material breach of any provision of this Agreement. No act, or failure to act, on the Employee's part shall be considered "willful" unless he has acted, or failed to act, with an absence of good faith and without a reasonable belief that his action or failure to act was in the best interest of the Bank. Notwithstanding the foregoing, (i) the Employee shall not be deemed to have been terminated for cause unless there shall have been delivered to the Employee a copy of a resolution duly adopted by the affirmative vote of not less than a majority of the entire membership of the Board at a meeting of the Board called and held for the purpose (after reasonable notice to the Employee and an opportunity for the Employee to be heard before the Board), finding that, in the good faith opinion of the Board, the Employee was guilty of conduct set forth above in the second sentence of this Subsection 8(a) and specifying the particulars thereof in detail.

If the Bank exercises its right under this Section 8(a), the Bank shall continue to pay Employee his salary and all other benefits provided for under this Agreement for a period of thirty (30) days from the date of the exercise of that right.

(b) The Bank shall have the right (subject to the limitations of Section 11.1) to terminate Employee's employment hereunder, without cause, upon the payment to Employee of the following:

  (i)      2.99 times Employee's salary provided for under Section 4.1;

  (ii) the bonus provided for under Section 11.2(g) hereof, if any for three years;

  (iii)    the insurance provided for under Section 6 hereof for three years;

  (iv) the disability benefits provided under Section 7 shall remain in effect, as if this Agreement was still in full force and effect for three years;

  (v) the benefits provided for under Section 11.2 (c), (d), and (e) of this Agreement shall become immediately applicable.

(c) Should  there  occur a "change in control" of the Bank as defined in Section
11.1 of this Agreement, the compensation provisions provided for under Section 8(b)(i) through (v) hereof shall be suspended during the remaining term of this Agreement, and during such period, if the Bank exercises its right to terminate without cause the Employee's employment hereunder, such termination shall only be upon payment to the Employee of the sums provided for as if Employee had elected to terminate his employment under the provisions of Section 11.1 of this Agreement and he shall be paid in accordance with Section 11.2 of this Agreement.

(d) The failure to elect or re-elect or appoint Employee as Chairman of the Board shall be deemed to be a termination without cause under Sections 8(b) or
(c) of this Agreement.

9.       Supervisory Suspension.

If Employee is suspended and/or temporarily prohibited from participating in the conduct of the Bank's affairs by a notice served under Section 8(e)(3) or (g)(l) of the Federal Deposit Insurance Act (12 U.S.C. 1818(e)(3) and (g)(l)), the Bank's obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Bank shall (a) pay Employee all or part of the compensation withheld while its obligations under this Agreement were suspended and (b) reinstate (in whole or in part) any of its obligations which were suspended.

10.      Supervisory Removal.

If Employee is removed and/or permanently prohibited from participating in the conduct of the Bank's affairs by an order issued under Section 8(e)(4) or (g)(l) of the Federal Deposit Insurance Act (12 U.S.C. 1818(e)(4) and (g)(l)), all obligations of the Bank under this Agreement shall terminate as of the effective date of the order, but vested rights of the parties to the Agreement shall not be affected.

11.      Change in Management of the Bank.

11.1 In the event that there are changes in the composition of the Board of the Bank or Peoples Bancorp, to the extent that current management of the Bank is no longer in control of the Bank or Peoples Bancorp, except for normal changes in the composition of the Board as a result of retirements and resignations in the ordinary course of business and not as a result of a "change in control" (as defined in this Section) or takeover of the Bank or Peoples Bancorp, Employee shall have the right to terminate his employment with the Bank upon five (5) days written notice to the Board, such notice to be delivered to the Board within one hundred eighty (180) days of the date upon which such "change in control" is deemed to have occurred; provided, however, that during such one hundred eighty (180) day period, the Bank may not exercise its right to terminate Employee without cause pursuant to Paragraph 8(b). The provisions of this Section 11.1 shall not apply to changes made in connection with a takeover or merger of the Bank or Peoples Bancorp unanimously approved by the Boards of the Bank and Peoples Bancorp and the required percentage of the issued and outstanding capital stock of the Bank and Peoples Bancorp, as required, by the charter, bylaws and applicable regulations. For the purposes of this Agreement, a "change in control" ("Change in Control") shall mean a change in control of a nature that would be required to be reported in response to item 5(f) of
Schedule 14A of Regulation 14A promulgated under the Securities and Exchange Act of 1934 ("Exchange Act"), except that any merger, consolidation, corporate reorganizing where the owner of the Bank's or Peoples Bancorp's capital stock entitled to vote in the election of directors ("Voting Stock") prior to said combination own seventy-five percent (75%) or more of the resulting entity's Voting Stock shall not be considered a change in control for the purposes of this Agreement; provided that, without limitation, such Change in Control shall be deemed to have occurred if (i) any "person" (as that term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the "beneficial owner" (as that term is used in Section 13(d) of the Exchange Act), directly or indirectly, of more than twenty-five percent (25%) of the outstanding Voting Stock of the Bank or Peoples Bancorp or the successor of either entity; or (ii) during any period of two (2) consecutive years, individuals who at the beginning of such period constitute the Board cease, for any reason, to constitute at least a majority thereof unless the election of each director, who was not a director at the beginning of the period, was approved by a vote of at least three-quarters (3/4) of the directors still in office who were directors at the beginning of the period; or (iii) there shall occur the sale of all, or substantially all, of the assets of the Bank or Peoples Bancorp.

11.2 If Employee exercises his right under Section 11.1:

     (a) The Bank  shall pay  Employee  2.99  times the  salary  provided  under
Section 4.1 hereof and the Bank shall  continue to pay the amounts under Section
5.1 hereof, for a period of three (3) years from the date of exercise of that right.

     (b) The Bank shall transfer to Employee, at no cost to Employee, all of its right, title and interest to the automobile provided Employee under Section 5.2 hereof, or shall make lease payments for the remaining term of the lease, if any, and shall pay the insurance thereon for a period of three (3) years from the date of exercise of that right or on any substitute automobile purchased by Employee during the three (3)-year period.

     (c) The Bank shall fund fully all unfunded benefits as may be applicable to Employee under any Bank retirement plan for which Employee shall be, at the time of such termination, a participant.

     (d) To the extent that Employee's rights under any profit-sharing, retirement or other plan, are not fully vested under said plan at the time of his termination of employment under Section 11.1, the Bank shall provide Employee with a benefit equal to the value of his forfeited rights and provide Employee with a benefit equal to the value of any benefits which would have accrued on behalf of Employee had he remained in the service of the Bank during the period for which payments are provided for under this Section as if he was employed by the Bank during this period.

     (e) Upon a Change in Control, all stock options granted to Employee by Peoples Bancorp shall become immediately exercisable with respect to all or any portion of the shares covered thereby, regardless of whether such options are otherwise exercisable, and all service period restrictions on stock grants awarded to Employee shall lapse so as to permit the transfer of all stock subject to such grants. The Bank shall reimburse Employee for any federal income tax liability incurred by Employee in connection with the exercise of such options and/or the lapse of any service period restrictions on stock grants which would not have otherwise been incurred by Employee in the absence of such options and grants becoming immediately available upon a Change in Control, such reimbursement to be submitted to the Executive within ten (10) days of written notification to the Bank by Employee of the exact amount of such additional tax liability. To the extent any option granted to Employee, which is unexercised at such time, cannot otherwise be exercised during the entire three (3)-year period immediately following termination of Employee's employment, the Bank shall provide Employee with an equivalent benefit.

     (f) The Bank shall also continue to provide the benefits as provided  under
Section 6 of this Agreement for a period of three (3) years from the date of exercise of that right.

     (g) At the end of each fiscal year of the Bank or portion thereof during the entire three (3)-year period immediately following Employee's termination of employment, Employee shall be paid an annual bonus of one percent (1%) of Peoples Bancorp pre-tax profits on a consolidated basis (including the pre-tax profits of the Bank) as computed by Peoples Bancorp's independent certified public accountants in accordance with generally accepted accounting principles. In no event shall the bonus to be paid pursuant to this paragraph (g) be in excess of two hundred percent (200%) of the base salary of Employee provided for in Section 4.1, as increased either by the Board or the Committee. For years in which this Agreement is not in effect for the Bank's entire fiscal year, Employee's compensation under this paragraph (g) shall be pro-rated to the extent that this Agreement is in effect. Payment to Employee pursuant to this Section shall be made within sixty (60) days after the close of the Bank's fiscal year.

     (h) This section 11 shall be interpreted and administered so that Employee shall receive no compensation or other benefits subject to the excise tax imposed by Section 4999 of the Code taking into account this Agreement and all other plans, agreements or arrangements involving the Employee, the Bank, the Company and/or their respective affiliates (including, but not limited to, any stock option or incentive plan or restricted stock plan). The determination by the Bank that any compensation or other benefits would cause the excise tax imposed by section 4999 to apply shall be final and conclusive. In the event the Bank determines that compensation or other benefits under this Agreement or any such plans, agreements or arrangements must be reduced in order to avoid imposition of the excise tax, the Bank shall decide which benefits will be reduced and by how much, provided, however, that the Bank shall offer the Employee an opportunity or consult with the Bank about said decision prior to making the decision.

12.      Waivers Not to be Continued.

Any waiver by a party of any breach of this Agreement by another party shall not be construed as a continuing waiver or as a consent to any subsequent breach by the other party.

13.      Notices.

All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered by hand or mailed, certified or registered mail, return receipt requested, with postage prepaid, to the following addresses or to such other address as either party may designate by like notice.

A)        If to the Bank, to:

         Peoples Federal Savings Bank of DeKalb County
         212 West 7th Street
         Auburn, Indiana 46706

B)        If to Employee, to:

         Roger J. Wertenberger
         Peoples Federal Savings Bank of DeKalb County
         212 West 7th Street
         Auburn, Indiana 46706

C)        with a copy to:

         Edward L. Lublin, Esq.
         Manatt, Phelps & Phillips, LLP
         1501 M Street, N.W.
         Suite 700
         Washington, D.C. 20005

and to such other or additional person or persons as either party shall have designated to the other party in writing by like notice.

14.      Unauthorized Disclosure.

During the period of his employment hereunder, Employee shall not, except as required by any court, supervisory authority or administrative agency, without the written consent of the Board or a person authorized thereby, disclose to any person, other than an employee of the Bank or a person to whom disclosure is reasonably necessary or appropriate in connection with the performance by Employee of his duties as an executive of the Bank, any confidential information obtained by him while in the employ of the Bank provided, however, that confidential information shall not include any information known generally to the public (other than as a result of unauthorized disclosure by Employee). Unless Employee terminates his employment hereunder pursuant to Section 11.1 hereof, for the period ending two years following the termination of employment hereunder, Employee shall not disclose any confidential information of the type described above except as required by any court, supervisory authority or administrative agency or as determined by him to be reasonably necessary in connection with any business or activity in which he is then engaged.

15.      Arbitration.

Any dispute or controversy arising or in connection with this Agreement shall be settled exclusively by arbitration in the State of Indiana in accordance with the rules of the American Arbitration Association then in effect. Notwithstanding the pendency of any such dispute or controversy, the Bank will continue to pay Employee's full compensation in effect when the notice giving rise to the dispute was given (including, but no limited to, base salary and installments under this Agreement) and continue Employee as a participant in all compensation, benefit and insurance plans in which Employee was participating when the notice giving rise to the dispute was given, until the dispute is finally resolved. Judgment may be entered on the arbitrator's award in any court of competent jurisdiction.

16.      Estate Benefit.

Any monetary payment or benefit to be funded by the payment of money required to be paid to Employee upon a termination of Employee's employment under Sections 9, 11, and 12 of this Agreement shall be paid to the estate or legal representative of Employee if he is deceased.

17.      Regulators' Termination.

     17.1 All obligations under this Agreement may be terminated, except to the extent determined that the continuation of the Agreement is necessary for the continued operation of the Bank: (a) by the Director of the Office of Thrift Supervision at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the Bank under the authority contained in Section 13(c) of the Federal Deposit Insurance Act; or (b) by the Director of the Office of Thrift Supervision at the time such Director approves a supervisory merger to resolve problems related to operation of the Bank or when the Bank is determined by such Director to be in an unsafe and unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

     17.2 If the Bank is in default (as defined in Section3(x)(l) of the Federal Deposit Insurance Act), all obligations under this Agreement shall terminate as of the date of default, except that such termination shall not effect any vested rights of the parties hereto.

18.      General Provisions.

     18.1 This Agreement constitutes the entire agreement between the parties with respect to the subject matter hereof, and supersedes and replaces all prior agreements between the Bank and the parties with the exception of any agreement between the Bank and Employee relating to the payment of deferred compensation. No amendment, waiver or termination of any of the provisions hereof shall be effective unless in writing and signed by the party against whom it is sought to be enforced. Any written amendment, waiver or termination hereof executed by the Bank and Employee (or his estate) shall be binding upon them and upon all other Persons, without the necessity of securing the consent of any other Person, and no Person shall be deemed to be a third party beneficiary under this Agreement.

     18.2 "Person" as used in this Agreement means a natural person, joint venture, corporation, sole proprietorship, trust, estate, partnership, cooperative, association, non-profit organization or any other legally cognizable entity.

     18.3 This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same Agreement.

     18.4 Except as otherwise expressly set forth herein, no failure on the part of any party hereto to exercise and no delay in exercising any right, power or remedy hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or remedy hereunder preclude any other or further exercise thereof or the exercise of any other right, power or remedy.

     18.5 The headings of the sections of this Agreement have been inserted for convenience of reference only and shall in no way restrict or modify any of the terms or provisions hereof.

     18.6 This Agreement shall be governed and construed and the legal relationships of the parties determined in accordance with the laws of the State of Indiana applicable to contracts executed and to be performed solely in the State of Indiana.

 19.      Peoples Bancorp Guarantee

Peoples Bancorp hereby guarantees the terms, conditions, and obligations of this agreement for the Bancorp and the Bank.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first mentioned.

                                       PEOPLES FEDERAL SAVINGS
                                       BANK OF DEKALB COUNTY


                                       BY:___________________________________

[CORPORATE SEAL]

                                       ATTEST:_______________________________

                                       PEOPLES BANCORP

[CORPORATE SEAL]
                                       BY:____________________________________



                                       ATTEST:________________________________

                                   EXHIBIT 13

                         ANNUAL REPORT TO STOCKHOLDERS



                     CONTENTS

Letter to Stockholders..........................1
Highlights and Stock Information................2
Our Mission to Help Customers...................3
Board of Directors and Executive Officers.......4
Branch Managers and Mission Statement...........5
Management's Discussion And Analysis............6
Selected Consolidated Financial Data...........13
Consolidated Financial Statements..............14
Independent Auditor's Report...................29
Statement of Management's Responsibility.......29
Corporate Profile....................Inside Cover

Executive Officers of Bancorp
  Roger J. Wertenberger         Maurice F. Winkler, III      John E. Weigel, III
  Chairman of the Board and     President and                Corporate Secretary
  Chief Executive Officer       Chief Operating Officer

Independent Auditors
         Olive LLP
         201 North Illinois Street
         Indianapolis, IN  46204

Legal Counsel                                      Transfer Agent
         Manatt, Phelps & Phillips                   Fifth Third Bank
         1200 New Hampshire Avenue N.W.              Corporate Trust Services
         Suite 200                                   38 Fountain Square Plaza
         Washington, D.C.  20036                     Cincinnati, OH  45263
                                                     TEL:   513-579-5320
                                                            800-837-2755

                                 ANNUAL MEETING
The annual meeting of stockholders of Peoples Bancorp will be held Wednesday, January, 13, 1999 at 2:00 p.m. at Greenhurst Country Club, 1740 North Main Street, Auburn, Indiana 47606.



                                CORPORATE PROFILE

Peoples Bancorp (the Company) is a holding company formed in 1990. Its stock is traded on NASDAQ National Market System under the symbol PFDC.

The Company's primary asset is Peoples Federal Savings Bank of DeKalb County (the Bank). The Bank was formed in 1925 and has grown to assets of more than $300 million.

The Bank's main office is located in Auburn, Indiana with full service offices in Avilla, Columbia City, Garrett, Kendallville and LaGrange. A second office was opened in Columbia City in April, 1998.

The Bank's financial services include mortgages, trusts, consumer banking, and individual retirement accounts.

The Bank is a member of the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corp.

                              CORPORATE INFORMATION
Form 10-K Report
A copy of the Company's 10-K, including financial statements as filed with the Seurities and Exchange Commission, will be furnished without charge to stockholders of the Company upon written request to the Secretary, Peoples Bancorp, 212 West 7th Street, P.O. Box 231, Auburn, Indiana 47606. As of the close of business on September 30, 1998, the company had approximately 1,500 stockholders.

                                 ABOUT THE COVER
Pictured are five accomplishments of Peoples Federal in 1998:

(Top left) Vice President-Lending, Jay Grate, with local developer, Dave Graber, at the Parade of Homes' Peoples Choice Award winner financed by Peoples Federal. (Top right) One of the ATM's installed in April.
(Left middle)Kristie Prater, taking a construction application from a customer, Sue Shankle, for a new mortgage. Evening and weekend appointments have been a popular service.
(Right middle) Branch Manager, Andy Anderson, making a contribution to Beth Went of the Whitley Memorial Hospital Building Fund in Columbia City.
(Lower right) A view of the new Columbia City office of Peoples opened in April.

                         To Our Stockholders and Friends

Peoples Bancorp and its subsidiary, Peoples Federal Savings Bank had record earnings of $4,206,695 or $1.25 per share, up from $1.22 last fiscal year. While the increase was modest we consider it an accomplishment due to the start up expenses of a new branch in Columbia City and the four new Automatic Teller Machines put into service in 1998.

Other accomplishments this year include:

Assets increased $14,335,186 and now total $304,936,781.

$1,507,566 was paid in cash dividends to stockholders. The eleventh consecutive year cash dividends have been increased.

The mortgage loan officers  closed  $99,899,634  in mortgage loans during fiscal
'98.

Loan totals reached a new high of $267,605,591, an increase of $31,463,355 or 13.3%.

Return on average assets was approximately 1.4% in fiscal '98, which we believe will exceed many of our peer group.

$2,354,093 of earnings was used to repurchase 111,302 of Peoples Bancorp shares, in keeping with our long-term plan for stockholder enhancement.

Deposits and repurchase agreements increased nearly $7.8 million dollars in fiscal '98.

We feel that our opportunities to increase our services in Northeastern Indiana will be enhanced by the mega banking mergers taking place in our area. The strengths of Peoples Federal are the experienced and dedicated local staff and our ability to make decisions on a local basis. The staff at Peoples has been meeting the financial services needs of Northeastern Indiana for over 75 years.

Effective January, 1999, Robert D. Ball, a valued and trusted friend of the Bank will retire from the Board of Directors after 27 years of service. His wise and valuable contributions guided this bank through the stock conversion in 1987 and many other major decisions made over the years. Mr. Ball will continue to serve the bank as Director Emeritus.

Much has been written about the year 2000 problem for software and computers. We have already replaced the majority of our computers and have identified the potential problems. Peoples expects to be year 2000 compliant well before the new millennium.

On behalf of the Board of Directors and the employees of Peoples, we wish to thank you for your continued confidence and support.

Roger J. Wertenberger                              Maurice F. Winkler, III
Chairman & Chief Executive Officer           President & Chief Operating Officer

                              FINANCIAL HIGHLIGHTS

                                     1998          1997
                                   ----------   ----------
                  (dollars in thousands except per share data)
Operating Results:
Net Interest Income                 $ 10,867     $ 10,430
Provision for Loan Losses                 75           50
Dividends Per Share                     0.45         0.41
Average Equity to Average Assets       15.08%       15.22%
At Year End:
Assets                               304,937      290,602
Loans                                267,606      236,142
Allowance for Loan Losses                947          887
Deposits                             248,545      241,790
Stockholders' Equity                  44,671       44,298
Book Value Per Share                   13.62        13.06




              Common Stock Information
Information listed below has been adjusted for stock split
                  Market Price    Dividends
                ---------------------------
                   Low     High   Per Share
                -------- ------- ----------
Fiscal 1998
1st QTR          $20.83   $25.00   $0.11
2nd QTR           21.50    23.25    0.11
3rd QTR           21.13    23.00    0.11
4th QTR           20.13    22.75    0.12

Fiscal 1997
1st QTR          $12.83   $13.67   $0.10
2nd QTR           13.00    15.33    0.10
3rd QTR           14.50    15.33    0.10
4th QTR           14.67    21.17    0.11
The price of PFDC stock traded on NASDAQ on November 30, 1998 was $20.62

(This page includes 4 graphs showing Total Assets, Net Loans, Book Value per Share, and Dividends per share for the last 5 years.)

               Our Mission is to Help Customers Reach Their Goals

     As a strong, local bank, our mission is to serve our customers as individuals. Peoples realize that our customers have many different goals -- the dream of their first home, saving for retirement, or providing educational assistance for their children. Peoples and its staff have provided personal service for 73 years to northeastern Indiana. The Bank has been growing and adding services, but has no plans to leave our roots to become a nationwide bank. Peoples goal is to help others reach their goals as we live and work in the communities we serve.

     As a step in that direction, Peoples launched new products to improve existing services and made plans for changes ahead in 1999, all with an eye toward improving customer service.

     In the past year, our service has grown and improved with the successful introduction of the ATM/Debit card network. Four machines have been in operation since May. Photo identification on debit cards has been added to protect against theft and this part of our business will grow as we market the cards to more people.

     Many customers have brought their mortgage business to Peoples Federal this past year. We like to think that we are opening doors; Opening doors to families buying their first homes, opening doors to people who've had to struggle just to get access to mortgage credit and opening doors for customers by encouraging them to save and plan for the future with products like trusts, IRA's, and certificates of deposit. Our Home Savings Program has provided down payment assistance in cooperation with Federal Home Loan Bank. Our figures in this report show increases in loans. This has been accomplished by adding a more efficient mortgage servicing system, providing evening and weekend appointments with a mobile loan originator, and extra effort through loan officers who help our customers open doors to the dream of home ownership.

     I would like to recount the recent story of the Brian Chandler family of Kendallville who recently purchased a home. They used the Home Pilot Savings program which provided a 2 for 1 match of dollars up to $5,000 maximum for down payment assistance. During the required home inspection, the furnace was determined to be defective and emitting carbon monoxide and gas fumes. Words cannot convey their appreciation as a possible tragedy was avoided for Brian and his wife, Andrea. Good solid counseling and following all the requirements helped newlyweds steer clear of a possible tragedy.

     A second Peoples branch was opened in Columbia City this April that provides personalized service, a new ATM machine, and expanded drive-up facilities. Our theory is that customers need to be able to talk with the local banker instead of following the megabank trend of transferring their people out of branch locations. Peoples has promoted three experienced loan officers this year and added one additional officer to keep up with expanding business. This new Columbia City office will continue to enable us to expand market share in the Columbia City market.

     Peoples Federal is also a bank that partners with local organizations to reinvest in the communities we serve and from which we draw deposits. The primary responsibility of banks is to engage in the business of banking prudently and for productive purposes. Some of the organizations that benefited last year are Habitat for Humanity in several counties; Whitley County Hospital; Peabody Library; Little League baseball teams; softball teams; and basketball teams. We also have established Peoples Charitable Foundation that has awarded scholarships to deserving area students. Peoples Federal strives to meet the objective as an integral part of their communities, because it is the responsibility of a good corporate citizen.

     A key part of our corporate philosophy of community banking is that we can operate best with the empowerment of local managers whom customers know and trust. As we face increased competition from megabanks, we are confident that local management will remain profitable by addressing expense control, exercising good credit judgment, and assisting our customers individually. We are excited to face the new millennium with a staff that believes in community participation, both financially and through volunteerism.

     Our region continues to enjoy a low inflation rate, one of the lowest unemployment rates in the state and nation, and sound economic development of the region in which we do business. The prospects for continued economic health look bright. We stand ready to do our part by maintaining a well capitalized bank with a strong balance sheet.

     This report to our shareholders shows that Peoples has been successfully serving individuals in small to medium size markets and that community banking is the most consistently profitable type. Our mission remains to help customers reach their goals.

Picture of Board of Directors                 Picture of Maury & Bruce Holwerda
Directors:
Roger J. Wertenberger
Chairman of the Board and Chief Executive
Officer of the Bank, Auburn, Indiana.
Director since 1954.

Robert D. Ball
Former principal owner of Ball Brass and Aluminum Foundry, Inc., Auburn, Indiana
Director since 1982.

Lawrence R. Bowmar
Retired Vice President-Consumer Loans of the Bank, Auburn, Indiana
Director from 1974-1992 and 1993-present.

John C. Harvey
Physician, Auburn, Indiana
Director since 1979.

Bruce S. Holwerda
Vice President and Chief Operating Officer
Ambassador Steel Corp., Auburn, Indiana
Director since 1998.

Douglas D. Marsh
Chairman of the Board, Applied
Innovations, Inc., Chicago, Illinois
President, Bridgewater Golf Co., Auburn, Indiana
Associate, Auburn Realty, Auburn, Indiana
Director since 1982.

John C. Thrapp
Attorney, Thrapp & Thrapp,
Kendallville, Indiana
Director since 1990.

Maurice F. Winkler, III
President and Chief Operating Officer
of the Bank, Auburn, Indiana
Director since 1993.

Jack L. Buttermore
Director Emeritus

Lloyd M. Cline
Director Emeritus

Jesse A. (Jack) Sanders
Director Emeritus

Russell A. Spice
Director Emeritus



Picture of Executive Officers
                         EXECUTIVE OFFICERS OF THE BANK

Roger J. Wertenberger              Carole  J. Leins
Chief Executive Officer            Vice President-Service Corporation

Maurice F. Winkler, III            Donald E. Budd
President and Chief Operating      Vice President-Trust Officer
Officer

Jeffery L. Grate                   Deborah K. Stanger
Vice President-Lending Operations  Vice President-Chief
                                   Financial Officer

Herma F. Fields                    John E. Weigel, III
Vice President-Savings             Compliance Officer

OFFICE LOCATIONS:

Auburn Office-212 West 7th St., Auburn, IN  47606

Avilla Office-105 North Main St., Avilla, IN  47610

Columbia City Downtown Office-123-129 S. Main St., Columbia City, IN  46725

Columbia City North Office-507 N. Main St., Columbia City, IN  46725

Garrett Office-1212 S. Randolph St., Garrett, IN  46738

Kendallville Office-116 W. Mitchell St., Kendallville, IN  46755

LaGrange Office-114-118 S. Detroit St., LaGrange, IN  46761

This page includes a picture of branch managers, Richard Lewton, LaGrange, Dewayne Anderson, Columbia City, Brenda Strohm, Garrett, Cindy Jollief, Avilla, Clark Ream, Kendallville, and April Haynes, Columbia City North.

                Peoples Federal Philosophy of Community Banking

     Peoples Federal Savings Bank believes in community banking. Peoples serves individuals and small to medium-sized businesses in its market areas. We believe that community banking is the most consistently profitable type of banking.

     Peoples believes that community banking operates best with empowerment of local management you know and trust.

     Peoples emphasizes funding of its assets with retail core deposits generated in its branches and main office. Peoples does not use brokered deposits and believes borrowings should be kept to a minimum.

     Peoples is a secured local lender and always emphasizes credit quality over asset growth. The costs of poor credit far outweigh the benefits of unwise asset growth.

     Peoples believes it is essential to be well-capitalized with a strong balance sheet. Capital is the cushion against poor economic times and errors in credit judgment.

     Peoples is very expense control oriented. A profitable community bank must be a low-cost provider of services.

     Peoples is very sales oriented and believes in sharing profits with the community and with all employees

     Peoples places a high priority on the development of technology to enhance productivity, customer service and new products. Properly applied technology reduces costs and enhances services. Peoples is committed to providing extra services through convenient access, innovative products and good customer relations. Many of our customers bank with us because we are convenient.


     Peoples encourages open employee communications. Peoples promotes from within whenever possible and places the highest priority on honesty, integrity and ethical behavior.

     Peoples believes in community participation, both financially and through volunteerism.

     Peoples practices affirmative action and does not discriminate against anyone in employment or the extension of credit.

     Peoples Federal is committed to providing affordable housing for low income people. Several programs are in place with the Federal Home Loan Bank of Indianapolis ("FHLB") to assist our low income customers with their housing needs.

Management's Discussion and Analysis of Financial Conditions and Results of
Operations:

General

     Peoples Bancorp (the "Company") is an Indiana corporation organized in October, 1990 to become the thrift holding company for Peoples Federal Savings Bank (the "Bank"). The Company is the sole stockholder of Peoples Federal. The Bank conducts business from its main office in Auburn and in its six full-service offices located in Avilla, Columbia City, Garrett, Kendallville, and LaGrange, Indiana. Peoples Federal offers a full range of retail deposit services and lending services to northeastern Indiana. The Company's primary business activity is being the holding company for Peoples Federal.

     Historically, the principal business of savings banks, including Peoples Federal, has consisted of attracting deposits from the general public and making loans secured by residential real estate. Peoples Federal's net earnings are contingent on the difference or spread between the interest earned on its loans and investments and the interest paid on its consumer deposits and borrowings. The Bank is also significantly affected by prevailing economic conditions, government policies, regulations, interest rates, and local competition.

     The Company's earnings are primarily dependent upon the earnings of the Bank. Interest income is a function of the balance of loans and investments outstanding during a given period and the yield earned on such loans and investments. Interest expense is a function of the amounts of deposits and borrowings outstanding during the same period and the rates paid on such deposits and borrowings. Peoples Federal's earnings are also affected by gains and losses on sales of loans and investments, provisions for loan losses, service charges, income from subsidiary activities, operating expenses and income taxes.

     On a yearly basis, The Bank updates its long-term strategic plan. This plan includes, among other things, Peoples Federal's commitment to maintaining a strong capital base and continuing to improve the organization's return on assets through asset growth and controlling operating expenses. Continued careful monitoring of Peoples Federal's interest rate risk is also cited as an important goal. As a result, continued origination of short-term consumer and installment loans, prime plus equity loans, adjustable rate mortgage loans, and fixed-rate real estate loans with original terms of 15 years or less will be emphasized.

     The   following   table  sets   forth  the   weighted   average   yield  on
interest-earning assets and the weighted average rate on interest- bearing liabilities for the years ending September 30, 1998, 1997, and 1996.

                                        September 30
                                   -------------------------
                                     1998     1997   1996
                                   -------- ------- --------
Weighted average interest rate on:
   Loans                             8.03%    8.15%   8.33%
   Securities                        6.02     5.89    5.64
   Other interest-earning assets     6.58     6.42    6.19
   Combined                          7.75     7.76    7.85
Weighted average cost of:
   NOW and savings deposits          2.85     2.78    2.64
   Certificates of deposit           5.62     5.64    5.70
   Borrowings                        5.21     4.85    5.94
   Combined                          4.79     4.80    4.79
Interest rate spread                 2.96     2.96    3.06
Net yield on weighted average
     interest-earning assets         3.67     3.70    3.75


     The   following   table  sets   forth  the   weighted   average   yield  on
interest-earning assets and the weighted average rate of interest- bearing liabilities at September 30, 1998, 1997 and 1996.

                                         At September 30
                                      -----------------------
                                        1998    1997   1996
                                      ------- ------- -------
Weighted average interest rate on:
   Loans                                7.98%   8.34%  8.02%
   Securities                           5.61    5.41   5.18
   Other interest-earning assets        5.01    6.20   6.81
   Combined                             7.76    7.89   7.57
Weighted average cost of:
   NOW and savings deposits             2.78    2.98   2.80
   Certificates of deposit              5.72    5.78   5.72
   Borrowings                           5.22    5.31    ---
   Combined                             4.84    4.97   4.89
Interest rate spread                    2.92    2.92   2.68

Asset and Liability Management

     Peoples Federal, like other savings banks, is subject to interest rate risk to the degree that its interest-bearing liabilities, primarily deposits with short and medium-term maturities, mature or reprice more rapidly than its interest-earning assets. Although having liabilities that mature or reprice more frequently on average than assets will be beneficial in times of declining interest rates, such an asset/liability structure will result in lower net income during periods of rising interest rates, unless offset by other factors such as noninterest income.

     Historically, all of Peoples Federal's real estate loans were made at fixed rates. More recently, the Bank has adopted an asset and liability management plan that calls for the origination of residential mortgage loans and other loans with adjustable interest rates, the origination of 15-year or less residential mortgage loans with fixed rates, and the maintenance of investments with short to medium terms.

     The following table illustrates the projected maturities and the repricing mechanisms of the major asset and liability categories of Peoples Federal as of September 30, 1998. Maturity and repricing dates have been stated to reflect the contractual maturity and repricing dates. The information presented in the following table is derived from information that is provided to the OTS in "Schedule CMR: Maturity and Rate" filed as part of Peoples Federal's September 30, 1998, quarterly report. The data contained in the following report is the contractual repricing information and does not contain any assumptions regarding repricing.

                                                  At September 30, 1998
                                                 (Dollars in Thousands)
                                       -----------------------------------------------------------------------------------
                                        3 Months   More than 3 Months                              Over
Period to maturity or repricing            or Less      Thru 1 Year    1-3 Years    3-5 Years    5 Years         Total
                                        ------------   ------------  ------------  ------------ ------------  ------------
Interest earning assets:
 Adjustable rate loans                    $     -        $34,779       $ 4,355     $      77     $      -       $ 39,211
 Fixed rate loans                           2,881          6,609         2,110         4,925      199,644        216,169
 Investment securities                      9,961          3,781         4,532         7,463        1,927         27,664
 Consumer and other loans                   8,723          1,707         2,000         2,238        1,462         16,130
                                        ------------   ------------  ------------  ------------ ------------  ------------
 Total Assets Subject to Repricing         21,565         46,876        12,997        14,703      203,033        299,174
                                        ------------   ------------  ------------  ------------ ------------  ------------
Liabilities Subject to Repricing:
 Certificates of deposit                   60,242         47,817        57,106         7,707            -        172,872
 N.O.W. and other transaction
 accounts                                  27,407              -             -             -            -         27,407
 Passbook accounts                         34,949              -             -             -            -         34,949
 Money market accounts                     13,034              -             -             -            -         13,034
 Borrowings                                 5,203          1,000             -         1,000        2,000          9,203
                                        ------------   ------------  ------------  ------------ ------------  ------------
Total Liabilities Subject to Repricing    140,835         48,817        57,106         8,707        2,000        257,465
                                        ------------   ------------  ------------  ------------ ------------  ------------
Excess (deficiency) of rate sensitive
 assets over rate sensitive liabilities $(119,270)     $  (1,941)    $ (44,109)    $   5,996     $201,033       $ 41,709
                                        ============   ============  ============  ============ ============  ============

Cumulative excess (deficiency) of rate
 sensitive assets over rate sensitive  $(119,270)      $(121,211)     $(165,320)   $(159,324)    $ 41,709       $ 41,709
 liabilities                           =============   ============  ============  ============ ============  ============

As a % of Total Assets Subject
 to Repricing                             (39.87)%       (40.52)%      (55.26)%      (53.25)%      13.94%         13.94%

     A negative interest rate gap leaves Peoples Federal's earnings vulnerable to periods of rising interest rates because during such periods, the interest expense paid on liabilities will generally increase more rapidly than the interest income earned on assets. Conversely, in a falling interest rate environment, the total expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive interest rate gap will have the opposite effect. The Company's management believes that the Bank's interest rate gap in recent periods has generally been maintained within an acceptable range in view of the prevailing interest rate environment.

     The OTS has proposed a regulation, which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes (discussed below). Institutions which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. Under the proposed regulation, institutions which must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk-based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease
(whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets.

     Presented below, as of September 30, 1998 and 1997, is an analysis performed by the OTS of Peoples Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points. At September 30, 1198 and 1997, 2% of the present value of Peoples Federal's assets were approximately $6.2 million and $5.8 million. Because the interest rate risk of a 200 basis point decrease in market rates (which was greater than the interest rate risk of a 200 basis point increase) was $7.5 million at September 30, 1998 and $9.8 million at September 30, 1997, Peoples Federal would have been required to make a deduction from its total capital available to calculate its risk based capital requirement if the OTS's regulation had been enacted. The decrease in interest rate risk from 1997 to 1998 is due to an improved match of expected cash flows from assets and liabilities.

                   Intrerest RateRisk As of September 30, 1998

 Changes                  Market Value
in Rates     $ Amount      $ Change      % Change   NPV Ratio     Change
----------  ------------  -------------  --------- ------------  --------
+400 bp       24,386       (18,384)        -43%       8.62%       (529)
+300 bp       29,960       (12,811)        -30%      10.33%       (357)
+200 bp       35,253        (7,517)        -18%      11.88%       (203)
+100 bp       39,709        (3,061)         -7%      13.11%        (79)
    0 bp      42,770             -           0%      13.91%          -
-100 bp       44,320         1,550           4%      14.26%         35
-200 bp       46,360         3,590           8%      14.73%         82
-300 bp       49,198         6,428          15%      15.40%        149
-400 bp       52,160         9,390          22%      16.08%        217

                   Intrerest RateRisk As of September 30, 1997

 Changes                  Market Value
in Rates     $ Amount      $ Change      % Change   NPV Ratio     Change
---------   ------------  -------------  --------- ----------- ----------
+400 bp       22,411       (21,410)        -49%       8.39%       (651)
+300 bp       28,240       (15,581)        -36%      10.29%       (460)
+200 bp       34,003        (9,818)        -22%      12.08%       (282)
+100 bp       39,396        (4,425)        -10%      13.66%       (123)
    0 bp      43,821             -           0%      14.90%          -
-100 bp       46,396         2,574           6%      15.55%         66
-200 bp       47,503         3,682           8%      15.78%         88
-300 bp       48,959         5,138          12%      16.09%        120
-400 bp       51,640         7,819          18%      16.73%        184


     In evaluating the Bank's exposure to interest rate risk, certain shortcomings, inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or period s to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in calculating the table. Finally, the ability of may borrowers to service their debt may decrease in the event of an interest rate increase. As a result, the actual effect of changing interest rates may differ from that presented in the foregoing table.

Interest Income

     Net interest income decreases during periods when the spread is narrowed between the Bank's weighted average rate at which new loans are originated and its weighted average cost of liabilities. In addition, the Bank's ability to originate and sell mortgage loans is affected by market factors such as interest rates, competition, consumer preferences, the supply of and demand for housing, and the availability of funds.

     The following table sets forth the weighted average yields earned on the Bank's assets and the weighted average interest rates paid on the Bank's liabilities.


                                                                    Years ended September 30
                                                                     (Dollars in Thousands)
                               ------------------------------------------------------------------------------------------
                                              1998                            1997                        1996
                               ----------------------------- ------------------------------- ----------------------------
                                  Average    Interest            Average    Interest           Average   Interest
                                Outstanding  Earned/  Yield/   Outstanding   Earned/  Yield/ Outstanding  Earned/ Yield/
                                  Balance      Paid    Rate      Balance      Paid     Rate    Balance     Paid    Rate
-----------                     ----------- --------- ------   ------------ --------- ------ ----------- -------- -------
Interest-earning assets:
 Loans(1)                        $252,520    $20,266   8.03%     $230,278    $18,758   8.15%  $223,861    $18,646   8.33%
 Investment securities(2)          33,665      2,025   6.02        34,992      2,060   5.89     36,655      2,068   5.64
 Other interest-earning assets     10,069        663   6.58        16,822      1,080   6.42     16,513      1,022   6.19
                                ---------- ----------           ----------- ---------        ----------- --------
 Total interest-earning assets    296,254     22,954   7.75       282,092     21,898   7.76    277,029     21,736   7.85
                                           ----------                       ---------                    --------
Allowance for loan losses            (906)                           (883)                        (932)
Other assets                        4,291                           3,484                        3,796
                                ----------                      -----------                  -----------
Total Assets                     $299,639                        $284,693                     $279,893
                                ==========                      ===========                  ===========
Interest-bearing liabilities:
  NOW and savings deposits       $ 74,516    $ 2,124   2.85      $ 70,004    $ 1,949   2.78   $ 70,043     $1,846   2.64
  Certificates of deposit         171,963      9,670   5.62       166,557      9,402   5.64    163,758      9,341   5.70
  Borrowings                        5,623        293   5.21         2,412        117   4.85        724         43   5.94
                                ---------- ----------          ------------ ---------        ----------- --------
  Total interest-bearing
   liabilities                    252,102     12,087   4.79       238,973     11,468   4.80    234,525     11,230   4.79
                                           ----------                       ---------                   ---------
Other liabilities                   2,332                           2,358                        2,513
Stockholders' equity               45,205                          43,362                       42,855
                                ----------                     ------------                  -----------
Total Liabilities and
     Stockholders' equity        $299,639                        $284,693                     $279,893
                                ==========                     ============                  ===========
Net interest income/spread                   $10,867   2.96                  $10,430   2.96              $10,506   3.06
                                           ==========                      ==========                   =========
Net yield on interest earning assets                   3.67                            3.70                        3.75

(1) Average balances include nonaccrual balances.
(2) Yield on investment securities is computed based on amortized cost.


     Investments include US Government securities, including those issued and guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), and the Government National Mortgage Association ("GNMA"), and state and local obligations. This activity (a) generates positive interest rate spreads on large principal balances with minimal administrative expense; (b) lowers the credit risk of the Bank's loan portfolio as a result of the guarantees of full payment of principal and interest by FHLMC, FNMA, and GNMA; (c) enables the Bank to use securities as collateral for financings in the capital markets; and (d) increases the liquidity of the Bank.

     In addition to changes in interest rates, changes in volume can have a significant effect on net interest income. The following table describes the extent to which changes in interest rates and changes in volume of interest related assets and liabilities have affected Peoples Federal's interest income and expense for the periods indicated. For the purposes of this table, changes attributable to both rate and volume which cannot be separated have been allocated proportionately to the change due to volume and the change due to rate.

                                                                Years ended September 30,
                               ------------------------------------------------------------------------------------
                                     1998 vs 1997                    1997 vs 1996              1996 vs 1995
                               --------------------------- --------------------------- ----------------------------
                                 Increase                      Increase                   Increase
                                (Decrease)       Total        (Decrease)     Total       (Decrease)       Total
                                  Due to        Increase        Due to      Increase       Due to        Increase
                               ---------------             ----------------            ----------------
                               Volume    Rate   (Decrease)  Volume   Rate   (Decrease)  Volume   Rate   (Decrease)
                               ------- -------- ---------- -------- ------- ---------- -------- ------- -----------
Interest income from:
  Loans                         $1,779   $(271)  $1,508     $453    $(345)    $108       $403     $344   $  747
  Investment securities            (83)     48      (35)     (86)      82       (4)      (371)     177     (194)
  Other interest-earning assets   (445)     28     (417)      20       38       58        581      (83)     498
                               -------- ------- ---------- -------- ------- ---------- -------- ------- -----------
  Total interest income          1,251    (195)   1,056      387     (225)     162        613      438   $1,051
                               -------- ------- ---------- -------- ------- ---------- -------- ------- -----------
Interest expense from:
  NOW and savings deposits        126       49      175       (1)     104      103        (70)      24      (46)
  Certificates of deposit         301      (33)     268      159      (98)      61        341      181      522
  Borrowings                      167        9      176       80       (6)      74         26        1       27
                               -------- ------- ---------- -------- ------- ---------- -------- ------- -----------
  Total interest expense          594       25      619      238        -      238        297      206      503
                               -------- ------- ---------- -------- ------- ---------- -------- ------- -----------
Net interest income (expense)   $ 657    $(220)   $ 437     $149    $(225)    $(76)      $316     $232   $  548
                               ======== = ===== ========== ======== ======= ========== ======== ======= ===========


Operating Expense

     While operating expenses have increased, the increases have been due in large part to the expansion of the Bank's operations. The increases, with the exception of increased FDIC premiums, are service related and consist of the following: appraisal and legal fees in connection with loan originations, data processing due to automating manual systems; and start up costs for new services. Operating expenses as a percentage of the Bank's total assets were 1.57%, 1.46%, and 2.12% for fiscal years ended September 30, 1998, 1997, and 1996, respectively. However, the ratio for 1996 includes the special assessment by the FDIC to recapitalize the SAIF. Without this assessment, the ratio for 1996 would have been 1.58%.

     The Bank continuously seeks to reduce operating expenses. In this regard, the budget committee of the Board of Directors monitors the Bank's current operating budget on at least a quarterly basis to ascertain that expense levels remain within projected ranges and to establish competitive, as opposed to aggressive, rates for the Bank's various deposit accounts. The Bank's efforts to contain operating expense also include underwriting policies that attempt to reduce potential losses and conservative expansion of personnel.

Liquidity and Capital Resources

     The standard measure of liquidity for savings banks is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings and borrowings due within one year. The minimum required ratio is currently set by OTS regulation at 4%, of which 1% must be comprised of short-term investments (i.e., generally with a term of less than one year). Liquid assets consist of cash and eligible investments, which include certain United States Treasury obligations, securities of various federal agencies, certificates of deposit at insured banks, federal funds, and bankers' acceptances. At September 30, 1998, the Bank had liquid assets of $24,313,208. This represents a ratio of liquid assets to total assets of 8.2%.

     The primary internal sources of funds for operations are principal and interest payments on loans and new deposits. In addition, if greater liquidity is required, the Bank can borrow from the FHLB. In the opinion of management, the Bank's liquid assets are adequate to meet mortgage commitments ($6,746,620 at September 30, 1998, all for residential mortgage loans), consumer loan commitments ($13,612,380 at September 30, 1998, primarily for home equity lines) and other obligations and expenditures.

     During the year ended September 30, 1998 cash and cash equivalents decreased over $7.1 million. This decrease was used to fund an increase in loans of $31.5 million. The balance of the increase was funded by a decrease in investment securities of $10.8 million, and increases in deposits of $6.8 million and borrowings of $6.0 million. Operations provided $4.2 million.

     During the year ended September 30, 1997, there was a net decrease of $0.3 million in cash and cash equivalents. This decrease was primarily due to lower levels of cash on hand this year versus last. The loan portfolio increased approximately $12 million. The major sources of cash during the year were the increase in deposits of $6.7 million, the increase in borrowed funds of $3.2 million, securities maturities of $2.7 million which were not reinvested, and operating activities which provided $3.2 million.

Results of Operations, Fiscal Year Ended September 30, 1998 Compared to Fiscal Year Ended September 30, 1997

     The Company's net interest income increased to $10,792,316 for the fiscal year ended September 30, 1998, an increase of $412,076 over the previous year. The increase was primarily attributable to the increased volume of loans this year versus last. The increase in loan income was partially offset by increased interest expense due to higher volumes of deposits, and higher borrowing volumes necessary to fund the loans. Interest expense increased $619,706 to $12,087,265.

     Provision for loan losses increased $24,621 to $74,621 reflecting adjustments due to management's continuing review of its earning asset portfolio. Management's review of its loan portfolio is based on historical information, review of specific loans, and general economic conditions.

     Other  income  increased   $113,518  to  $757,682.   This  increase  was  a
combination of higher fiduciary fees collected this year, and gains on securities sold.

     Total non-interest expense for the year was $4,746,908, an increase of $518,456. This increase consisted of increased salaries and benefits of $270,147, equipment and occupancy expense of $173,995, and data processing expense of $118,963. These increases were caused by the addition of a second branch in Columbia City, and the addition of four ATM machines during this year. Deposit insurance expense decreased $65,625 due to the lower premium rate being in effect for the entire fiscal year.

     The effective tax rate for the Company for the years ended September 30, 1998 and 1997 was 38.2%

Results of Operations, Fiscal Year Ended September 30, 1997 Compared to Fiscal Year Ended September 30, 1996

     The Company's net interest income decreased $117,346 to $10,380,240. This decrease was a combination of higher interest income and higher interest expense. Interest on loans increased $112,653 due to higher volumes partially offset by lower rates charged on the loans. Interest on securities remained stable at $2,052,480. While security volumes decreased during the year, the decrease was offset by higher rates earned on these investments. Other interest income increased slightly due to a combination of higher rates and higher volumes. Interest expense increased $237,969 due to a combination of higher rates paid on DDA and savings products, and higher volumes on certificate of deposit accounts and short term borrowings.

     Provision for loan losses increased $41,176 from $8,824 to $50,000 reflecting adjustments due to management's continuing review of its earning asset portfolio. Management's review of its loan portfolio is based on historical information, review of specific loans, and general economic conditions.

     Other income remained steady at $644,164 as compared to $640,928 last year.

     Total non-interest expense was $4,228,452, a decrease of $1,701,597. The biggest component of the decrease was deposit insurance expense. Last year the Company was assessed a special charge of $1,500,870 to cover the SAIF fund recapitalization. After the special assessment, deposit insurance premiums decreased from 23 basis points to 6.3 basis points per $100 of insured deposits effective January 1, 1997. This accounted for an additional savings of $315,332 over the previous year. This savings was partially offset by increased occupancy and equipment expense of $111,736 due to the installation of the check imaging system and other capital improvements made during the year.

     The effective tax rates for the Company for the years ended 1997 and 1996 were 38.2% and 38.3% respectively.

Impact of Inflation and Changing Prices

     The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial condition and operating results in terms of historical dollars or fair value without considering changes in the relative purchasing power of money over time due to inflation.

     Virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services, since such prices are affected by inflation. In a volatile interest rate environment, liquidity and the maturity structure of the Bank's assets and liabilities are critical to the maintenance of acceptable performance levels.

Year 2000

     The Company has an ongoing program to ensure that its operational and financial systems will not be adversely affected by year 2000 software failures. They have begun testing mission critical software and hardware applications, and expect to be finished with this testing process well in advance of December 31, 1999. Software and hardware which has been deemed not to be year 2000 compliant has, or is being replaced. While the Company believes it is taking all appropriate steps to assure year 2000 compliance, it is dependent on vendor compliance to some extent. The Company is requiring its systems and software vendors to represent that the services and products provided are, or will be, year 2000 compliant. The Company estimates that the cost to redevelop, replace or repair its technology will not have a material impact on its financial results.

     In addition to possible expenses related to our own systems and those of our service providers, we could incur losses if Year 2000 problems affect any of our depositors or borrowers. Such problems could include delayed loan payments due to Year 2000 problems affecting any of our significant borrowers or impairing the payroll systems of large employers in our market area. Because our loan portfolio to individual borrowers is diversified and our market area does not depend significantly upon one employer or industry, we do not expect any such Year 2000 related difficulties that may affect our depositors and borrowers to significantly affect our net earnings or cash flow.

Future Accounting Issues

     Reporting Comprehensive Income. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, establishing standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

     SFAS No. 130 also requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

     The Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

     Disclosures about Segments of an Enterprise. In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishing standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

     SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information  is  available  that is evaluated  regularly by the chief  operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

     SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.


                                         SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY

                                                            September 30
                               ---------------------------------------------------------------------
                                   1998           1997          1996          1995          1994
                               ------------- ------------- ------------- ------------- -------------
Financial Condition Data:
   Total assets                $304,936,781  $290,601,595  $280,011,850  $276,607,771  $266,455,068
   Loans receivable, net        266,658,583   235,255,669   223,011,251   218,663,928   209,330,499
   Investments and other
      interest-earning assets    27,664,033    46,439,468    47,970,950    47,811,103    44,711,326
   Deposits                     248,545,280   241,790,139   235,081,440   232,747,018   226,851,009
   Borrowed funds                 9,202,653     3,162,400             -     1,000,000             -
   Stockholders' equity          44,670,627    44,298,170    42,676,765    41,624,026    38,720,750

                                                                For Year Ended September 30
                               ---------------------------------------------------------------------
                                  1998           1997         1996         1995         1994
                               ------------- ------------- ------------- ------------- -------------
Operating Data:
   Interest income             $ 22,954,202  $ 21,897,799  $ 21,736,000  $ 20,685,111  $ 18,689,877
   Interest expense              12,087,265    11,467,559    11,229,590    10,727,454     8,829,951
                               ------------- ------------- ------------- ------------- -------------
   Net interest income           10,866,937    10,430,240    10,506,410     9,957,657     9,859,926
   Provision
      for losses on loans            74,621        50,000         8,824        50,058        23,746
                               ------------- ------------- ------------- ------------- -------------
   Net interest income
      after provision
      for losses on loans        10,792,316    10,380,240    10,497,586     9,907,599     9,836,180
   Other income                     757,682       644,164       640,928       630,064       606,722
   Other expenses                 4,746,908     4,228,452     5,930,049     4,146,191     4,259,836
                               ------------- ------------- ------------- ------------- -------------
   Income before income taxes     6,803,090     6,795,952     5,208,465     6,391,472     6,183,066
   Income tax expense             2,596,395     2,593,760     1,996,007     2,492,042     2,424,950
                               ------------- ------------- ------------- ------------- -------------
   Net income                  $  4,206,695  $  4,202,192  $  3,212,458   $ 3,899,430   $ 3,758,116
                               ============= ============= ============= ============= =============
   Net income per common share        $1.25         $1.22         $0.91         $1.10         $1.06
                               ============= ============= ============= ============= =============
   Dividends per common share         $0.45         $0.41         $0.37        $0.31         $0.27
                               ============= ============= ============= ============= =============
Other Data:
   Average yield on all interest-
      earning assets                   7.75%         7.76%         7.85%        7.68%        7.26%
   Average cost of all interest-
      bearing liabilities              4.79          4.80          4.79         4.65         4.01
                               -------------  ------------ ------------- ------------- -------------
   Interest rate spread                2.96%         2.96%         3.06%        3.03%        3.25%
                               =============  ============ ============= ============= =============

   Number of full service
      banking offices                   7             7             6            6            6
   Return on assets (net income
      divided by average total
      assets)                          1.40          1.47          1.15         1.43         1.45
   Return on equity (net income
      divided by average total
      equity)                          9.31          9.69          7.50         9.66        10.06
   Dividend payout ratio (dividends
      per common share divided by
      net income per common share)    36.00         33.61         40.66        41.82        25.79
   Equity to assets ratio (average
      total equity divided by average
      total assets)                   15.08         15.22         15.37        14.84        14.43



                         Peoples Bancorp and Subsidiary
                           Consolidated Balance Sheet


                                                           September 30
                                                       1998             1997
                                                  --------------  --------------

Assets
   Cash and due from banks                         $  3,567,625    $  2,993,154
   Interest-bearing deposits                                  -       7,738,990
                                                  --------------  --------------
         Total cash and cash equivalents              3,567,625      10,732,144
   Interest-bearing time deposits                       718,000         976,000
   Investment securities
     Available for sale                              21,877,758      28,467,800
     Held to maturity                                 5,068,275       9,256,678
                                                  --------------  --------------
          Total investment securities                26,946,033      37,724,478
   Loans                                            267,605,591     236,142,236
   Less:  Allowance for loan losses                     947,008         886,567
                                                  --------------  --------------
         Net loans                                  266,658,583     235,255,669
   Premises and equipment                             2,396,878       1,712,774
   Federal Home Loan Bank of Indianapolis stock,
         at cost                                      2,217,700       2,062,200
   Other assets                                       2,431,962       2,138,330
                                                  --------------  --------------

         Total assets                              $304,936,781    $290,601,595
                                                  ==============  ==============

Liabilities
   Bank overdraft                                  $  1,171,306    $          -
   NOW and savings deposits                          75,428,503      70,539,511
   Certificates of deposit                          173,116,777     171,250,628
   Short-term borrowings                              4,202,653       3,162,400
   Long-term debt                                     5,000,000               -
   Advances by borrowers for taxes and insurance            998           1,591
   Other liabilities                                  1,345,917       1,349,295
                                                  --------------  --------------
         Total liabilities                          260,266,154     246,303,425
                                                  --------------  --------------
Commitments and Contingencies

Stockholders' Equity
   Preferred stock, $1 par value
     Authorized and unissued-5,000,000 shares
   Common stock, $1 par value
     Authorized-7,000,000 shares
     Issued and outstanding-3,280,684 and
     3,391,986 shares                                 3,280,684       3,391,986
   Additional paid-in capital                         3,020,798       5,263,589
   Retained earnings-substantially restricted        38,272,422      35,573,293
   Net unrealized gain on securities available
     for sale                                            96,723          69,302
                                                  --------------  --------------
         Total stockholders' equity                  44,670,627      44,298,170
                                                  --------------  --------------
         Total liabilities and stockholders'
           equity                                  $304,936,781    $290,601,595
                                                  ==============  ==============


See notes to consolidated financial statements.

                                              Peoples Bancorp and Subsidiary
                                             Consolidated Statement of Income


                                                 Year Ended September 30
                                            1998         1997           1996
                                       ------------- ------------- -------------

Interest Income
 Loans                                  $20,271,263   $18,758,262   $18,645,609
 Investment securities                    1,793,778     2,052,480     2,068,753
 Other interest and dividend income         889,161     1,087,057     1,021,638
                                       ------------- ------------- -------------
                                         22,954,202    21,897,799    21,736,000
                                       ------------- ------------- -------------
Interest Expense
 Deposits
   NOW and savings deposits               2,124,060     1,948,834     1,845,731
   Certificates of deposit                9,669,669     9,401,639     9,340,756
 Short-term borrowings                      198,113       117,086        43,103
 Long-term debt                              95,423            -              -
                                       ------------- ------------- -------------
                                         12,087,265    11,467,559    11,229,590
                                       ------------- ------------- -------------
Net Interest Income                      10,866,937    10,430,240    10,506,410
 Provision for loan losses                   74,621        50,000         8,824
                                       ------------- ------------- -------------
Net Interest Income After Provision for
 Loan Losses                             10,792,316    10,380,240    10,497,586
                                       ------------- ------------- -------------
Other Income
 Fiduciary activities                        98,246        54,689        63,089
 Fees and service charges                   455,089       448,124       445,691
 Other income                               204,347       141,351       132,148
                                       ------------- ------------- -------------
       Total other income                   757,682       644,164       640,928
                                       ------------- ------------- -------------
Other Expenses
 Salaries and employee benefits           2,508,878     2,238,731     2,253,254
 Net occupancy expenses                     319,856       294,372       255,784
 Equipment expenses                         377,522       229,011       155,863
 Data processing expense                    403,291       284,328       303,577
 Deposit insurance expense                  150,359       215,984     2,032,186
 Other expenses                             987,002       966,026       929,385
                                       ------------- ------------- -------------
       Total other expenses               4,746,908     4,228,452     5,930,049
                                       ------------- ------------- -------------
Income Before Income Tax                  6,803,090     6,795,952     5,208,465
 Income tax expense                       2,596,395     2,593,760     1,996,007
                                       ------------- ------------- -------------
Net Income                              $ 4,206,695   $ 4,202,192   $ 3,212,458
                                       ============= ============= =============

Basic Earnings per Share                      $1.25         $1.22          $.91

Diluted Earnings per Share                     1.25          1.22           .91



See notes to consolidated financial statements.

                                               Peoples Bancorp and Subsidiary
                                  Consolidated Statement of Changes in Stockholders' Equity


                                                                       Net Unrealized
                               Common Stock      Additional             Gain (Loss)   Total
                            --------------------                       on Securities
                              Number              Paid-in     Retained   Available  Stockholders'
                            of Shares   Amount    Capital     Earnings   for Sale     Equity
                            --------- ---------- ---------- ----------- ----------- ------------
Balances October 1, 1995    2,362,898 $2,362,898 $8,423,385 $30,865,260 $(27,517)   $41,624,026
 Exercise of stock options      3,400      3,400     13,600           -        -        17,000
 Repurchase of stock          (40,804)   (40,804)  (746,696)          -        -       (787,500)
 Net income for 1996                -          -          -   3,212,458        -      3,212,458
 Net change in unrealized
  loss on securities
  available for sale,               -          -          -           -  (74,353)       (74,353)
 Cash dividends
  ($0.37 per share)                 -          -          -  (1,314,866)       -     (1,314,866)
                            --------- ---------- ---------- ----------- ----------- ------------
Balances September 30, 1996 2,325,494  2,325,494  7,690,289  32,762,852 (101,870)    42,676,765
 Repurchase of stock          (64,170)   (64,170)(1,296,038)          -        -     (1,360,208)
 Net income for 1997                -          -          -   4,202,192        -      4,202,192
 Stock split                1,130,662  1,130,662 (1,130,662)          -        -             --
 Net change in unrealized
   gain (loss) on securities
   available for sale               -          -          -           -  171,172        171,172
 Cash dividends
   ($0.41 per share)                -          -          -  (1,391,751)       -     (1,391,751)
                            --------- ---------- ---------- ----------- ----------- ------------
Balances September 30, 1997 3,391,986  3,391,986  5,263,589  35,573,293   69,302     44,298,170
 Repurchase of stock         (111,302)  (111,302)(2,242,791)          -        -     (2,354,093)
 Net income for 1998                -          -          -   4,206,695        -      4,206,695
 Net change in unrealized
  gain on securities
  available for sale                -          -          -           -   27,421         27,421
 Cash dividends
  ($0.45 per share)                 -          -          -  (1,507,566)       -     (1,507,566)
                            --------- ---------- ---------- ----------- ----------- ------------
Balances September 30, 1998 3,280,684 $3,280,684 $3,020,798 $38,272,422 $ 96,723    $44,670,627
                            ========= ========== ========== =========== =========== ============


See notes to consolidated financial statements.

                                              Peoples Bancorp and Subsidiary
                                           Consolidated Statement of Cash Flows

                                                            Year Ended September 30
                                                      1998         1997          1996
                                                   ------------ ------------ -------------
Operating Activities
 Net income                                         $4,206,695  $ 4,202,192   $ 3,212,458
 Adjustments to reconcile net income to
   net cash provided by operating
   activities
   Provision for loan losses                            74,621       50,000         8,824
   Depreciation and amortization                       381,035      255,095       204,083
   Investment securities accretion, net                (40,769)     (36,876)      (23,481)
   Amortization of deferred loan fees                 (379,997)    (271,410)     (368,361)
   Gain on sale of investment securities               (73,541)           -             -
   Change in
     Deferred income tax                              (138,060)     617,401      (385,000)
     Interest receivable                                44,804      116,711      (170,033)
     Interest payable                                   32,522      (26,034)       (4,603)
   Other adjustments                                    81,608   (1,435,368)    1,412,211
                                                   ------------ ------------ -------------
       Net cash provided by operating activities     4,188,918    3,471,711     3,886,098
                                                   ------------ ------------ -------------
Investing Activities
 Net change in interest-bearing deposits               258,000     (976,000)      390,256
 Purchases of securities available for sale         (3,625,859) (14,636,858)  (22,544,576)
 Purchases of securities held to maturity                    -     (320,000)            -
 Proceeds from maturities and paydowns of
   securities held to maturity                       4,203,955    5,342,664    14,688,070
 Proceeds from maturities and paydowns of
    securities available for sale                   10,597,951   14,929,330     7,620,000
 Proceeds from sale of security available for sale   2,661,344            -             -
 Net change in mutual funds                         (2,896,947)  (2,563,954)            -
 Net change in loans                               (31,212,564) (12,205,762)   (4,098,609)
 Purchases of premises and equipment                (1,079,132)    (492,605)      (65,338)
 Proceeds from sale of equipment                        13,993            -             -
 Proceeds from sales of real estate owned              115,026      277,254        42,499
 Purchases of Federal Home Loan Bank of
    Indianapolis stock                                (155,500)     (57,800)      (63,300)
 Other investing activities                           (337,500)    (225,000)            -
                                                   ------------ ------------ -------------
 Net cash used by investing activities             (21,457,233) (10,928,731)   (4,030,998)
                                                   ------------ ------------ -------------
Financing Activities
 Net change in
   NOW and savings deposits                          4,885,569    2,192,329    (2,943,040)
   Certificates of deposit                           1,837,050    4,542,405     5,279,885
   Short-term borrowings                             1,040,253    3,162,400    (1,000,000)
 Net change in advances by borrowers for
    taxes and insurance                                   (593)      (1,859)      (76,603)
 Net change in bank overdraft                        1,171,306            -             -
 Proceeds from Federal Home Loan Bank advances       5,000,000            -             -
 Cash dividends                                     (1,475,696)  (1,377,648)   (1,274,539)
 Exercise of stock options                                   -            -        17,000
 Repurchase of common stock                         (2,354,093)  (1,360,208)     (787,500)
                                                   ------------ ------------ -------------
 Net cash provided (used) by financing activities   10,103,796    7,157,419      (784,797)
                                                   ------------ ------------ -------------
Net Change in Cash and Cash Equivalents             (7,164,519)    (299,601)     (929,697)
Cash and Cash Equivalents, Beginning of Year        10,732,144   11,031,745    11,961,442
                                                   ------------ ------------ -------------
Cash and Cash Equivalents, End of Year              $3,567,625  $10,732,144   $11,031,745
                                                   ============ ============ =============

Additional Cash Flows and Supplementary Information:
   Interest paid                                   $12,054,743  $11,493,593   $11,231,922
   Income tax paid                                   2,612,502    1,511,993     2,315,550



See notes to consolidated financial statements.

                         Peoples Bancorp and Subsidiary
                   Notes to Consolidated Financial Statements


Note 1 -  Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of Peoples Bancorp ("Company"), its wholly owned subsidiary, Peoples Federal Savings Bank of DeKalb County ("Bank"), and the Bank's wholly owned subsidiary, Peoples Financial Services, Inc. ("Peoples Financial") conform to generally accepted accounting principles and reporting practices followed by the thrift industry. The more significant of the policies are described below.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company is a thrift holding company whose principal activity is the ownership and management of the Bank. The Bank operates under a federal thrift charter and provides full banking services, including trust services. As a federally chartered thrift, the Bank is subject to the regulation of the Office of Thrift Supervision ("OTS")and the Federal Deposit Insurance Corporation.

The Bank generates mortgage and consumer loans and receives deposits from customers located primarily in DeKalb County, Indiana and surrounding counties. The Bank's loans are generally secured by specific items of collateral including real property and consumer assets.

Consolidation-The consolidated financial statements include the accounts of the Company, the Bank and Peoples Financial after elimination of all material intercompany transactions.

Investment Securities-Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. Debt securities not classified as held to maturity and marketable equity securities are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately, net of tax, in stockholders' equity. The Company holds no securities for trading.

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

Loans are carried at the principal amount outstanding. Interest income is accrued on the principal balances of loans. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans.

                         Peoples Bancorp and Subsidiary
                   Notes to Consolidated Financial Statements


Allowance for loan and real estate losses are maintained to absorb loan and real estate losses based on management's continuing review and evaluation of the loan and real estate portfolios and its judgment as to the impact of economic conditions on the portfolios. The evaluation by management includes consideration of past loss experience, changes in the composition of the portfolios, the current condition and amount of loans and foreclosed real estate outstanding, and the probability of collecting all amounts due. Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loan, if collateral dependent.

The determination of the adequacy of the allowance for loan losses and the valuation of real estate is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that, as of September 30, 1998 the allowance for loan losses and carrying value of foreclosed real estate are adequate based on information currently available. A worsening or protracted economic decline in the area within which the Bank operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

Premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed using accelerated and straight-line methods based principally on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula.

Foreclosed real estate is carried at the lower of cost or fair value less estimated selling costs. When foreclosed real estate is acquired, any required adjustment is charged to the allowance for loan losses. All subsequent activity is included in current operations.

Pension plan costs are based on actuarial computations and charged to current operations. The funding policy is to pay at least the minimum amounts required by ERISA.

Stock options are granted for a fixed number of shares to employees with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for and will continue to account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

Income tax in the consolidated statement of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Company files consolidated income tax returns with its subsidiaries.

Earnings per share have been computed based upon the weighted average common and common equivalent shares outstanding during each year.

                         Peoples Bancorp and Subsidiary
                   Notes to Consolidated Financial Statements


Note 2 -  Restriction On Cash

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at September 30, 1998, was $858,000.

Note 3 - Investment Securities
                                                September 30, 1998
                                  ----------------------------------------------
                                                 Gross     Gross
                                   Amortized   Unrealized Unrealized   Fair
                                     Cost        Gains     Losses      Value
                                  ------------- ---------- -------- ------------
Available for sale
 Federal agencies                  $11,202,286   $ 84,130   $  -    $11,286,416
 State and municipal obligations     5,046,357     84,753    669      5,130,441
 Marketable equity securities        5,460,901          -      -      5,460,901
                                  ------------- ---------- -------- ------------
    Total available for sale        21,709,544    168,883    669     21,877,758
                                  ------------- ---------- -------- ------------
Held to maturity
 Federal agencies                    4,000,000      4,374    313      4,004,061
 State and municipal obligations       695,993     16,723      -        712,716
 Mortgage-backed securities            372,282     14,511      -        386,793
                                  ------------- ---------- -------- ------------
    Total held to maturity           5,068,275     35,608    313      5,103,570
                                  ------------- ---------- -------- ------------
    Total investment securities    $26,777,819   $204,491   $982    $26,981,328
                                  ============= ========== ======== ============

                                         September 30, 1997
                                  ----------------------------------------------
                                                 Gross      Gross
                                   Amortized   Unrealized Unrealized    Fair
                                     Cost         Gains     Losses     Value
                                  ------------- ---------- -------- ------------
Available for sale
 Federal agencies                  $19,699,605   $164,200  $ 41,395 $19,822,410
 State and municipal obligations     6,083,716     28,999    31,279   6,081,436
 Marketable equity securities        2,563,954          -         -   2,563,954
                                  ------------- ---------- -------- ------------
    Total available for sale        28,347,275    193,199    72,674  28,467,800
                                  ------------- ---------- -------- ------------
Held to maturity
 Federal agencies                    8,000,000        312    32,814   7,967,498
 State and municipal obligations       757,855     14,699         -     772,554
 Mortgage-backed securities            498,823     24,212         -     523,035
                                  ------------- ---------- -------- ------------
    Total held to maturity           9,256,678     39,223    32,814   9,263,087
                                  ------------- ---------- -------- ------------
    Total investment securities    $37,603,953   $232,422  $105,488 $37,730,887
                                  ============= ========== ======== ============

                         Peoples Bancorp and Subsidiary
                   Notes to Consolidated Financial Statements


The amortized cost and fair value of securities held to maturity and available for sale at September 30, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                 1998
                           -----------------------------------------------------
                               Held to Maturity        Available for Sale
                           -----------------------------------------------------

Maturity Distributions       Amortized      Fair       Amortized     Fair
 at September 30               Cost         Value        Cost        Value
                           ------------ ------------ ------------- -------------
Within one year             $4,100,000   $4,105,168  $  3,452,896  $  3,463,476
One to five years              485,993      501,609    11,392,063    11,508,461
Five to ten years              110,000      110,000     1,253,111     1,282,884
 After ten years                     -            -       150,573       162,036
                           ------------ ------------ ------------- -------------
                             4,695,993    4,716,777    16,248,643    16,416,857
Mortgage-backed securities     372,282      386,793             -             -
Marketable equity securities         -            -     5,460,901     5,460,901
                           ------------ ------------ ------------- -------------
                            $5,068,275   $5,103,570   $21,709,544   $21,877,758
                           ============ ============ ============= =============

Securities with a carrying value of $7,545,000 and $4,037,500 were pledged at September 30, 1998 and 1997 to secure Federal Home Loan Bank advances and repurchase agreements.

Proceeds from sales of securities available for sale during 1998 were $2,661,344. Gross gains of $74,900 and gross losses of $1,359 were realized on those sales. There were no sales of securities during the years ended September 30, 1997 or 1996. The income tax expense on the security gains for the year ended September 30, 1998 was $29,130.

There were no sales of securities held to maturity.


Note 4 -  Loans and Allowance

                                                        September 30
                                                 1998            1997
                                            --------------   --------------

Real estate loans                            $247,758,749     $221,723,573
Construction loans                              8,120,336        5,196,837
Individuals' loans for
 household and other personal expenditures     16,130,224       12,735,795
                                            --------------   --------------
                                              272,009,309      239,656,205
                                            --------------   --------------
Less:
   Undisbursed portion of loans                 3,080,628        2,443,791
   Deferred loan fees and discounts             1,323,090        1,070,178
                                            --------------   --------------
                                                4,403,718        3,513,969
                                            --------------   --------------
       Total loans                           $267,605,591     $236,142,236
                                            ==============   ==============


Year Ended September 30             1998             1997           1996
                               -----------      ----------       ----------
Allowance for loan losses
   Balances, October 1           $886,567        $887,478         $912,268
   Provision for losses            74,621          50,000            8,824
   Recoveries on loans             32,769          33,188           21,715
   Loans charged off              (46,949)        (84,099)         (55,329)
                               -----------      ----------       ----------
   Balances, September 30        $947,008        $886,567         $887,478
                               ===========      ==========       ==========

                         Peoples Bancorp and Subsidiary
                   Notes to Consolidated Financial Statements



Note 5 - Premises and Equipment
                                                        September 30
                                                  1998                  1997
                                               ------------         ------------
Land                                            $  356,238           $  356,238
Buildings                                        3,135,359            2,565,259
Equipment                                        2,104,172            1,620,626
                                               ------------         ------------
         Total cost                              5,595,769            4,542,123
Accumulated depreciation                        (3,198,891)          (2,829,349)
                                               ------------         ------------
         Net                                    $2,396,878           $1,712,774
                                               ============         ============

Note 6 - Other Assets and Other Liabilities

                                                         September 30
                                                   1998                1997
                                               ------------         ------------
Other assets
   Interest receivable
      Loans                                     $1,355,042           $1,226,393
      Investment  securities                       393,269              566,722
   Prepaid expenses and other                      683,651              345,215
                                               ------------         ------------
         Total other assets                     $2,431,962           $2,138,330
                                               ============         ============
Other liabilities
   Dividends payable on common stock            $  393,682           $  361,812
   Deferred income tax liability                   519,626              639,357
   Accrued expenses and other                      432,609              348,126
                                               ------------         ------------
         Total other liabilities                $1,345,917           $1,349,295
                                               ============         ============

Note 7 - Deposits

                                                          September 30
                                                   1998                  1997
                                             --------------      ---------------
Demand deposits                               $ 40,440,817        $  35,940,976
Savings deposits                                34,949,413           34,563,685
Certificates and other time deposits
   of $100,000 or more                          20,124,050           17,366,591
Other certificates and time deposits           152,748,299          153,668,708
Interest payable                                   282,701              250,179
                                             --------------      ---------------
                                              $248,545,280         $241,790,139
                                             ==============      ===============

Certificates and other time deposits maturing in years ending September 30:

   1999                                       $108,059,189
   2000                                         50,337,906
   2001                                          6,767,822
   2002                                          4,005,284
   2003                                          3,702,148
                                             --------------
                                              $172,872,349
                                             ==============

                         Peoples Bancorp and Subsidiary
                   Notes to Consolidated Financial Statements


Note 8 - Short-term Borrowings

                                                            September 30
                                                       1998              1997
                                                   ------------     -----------
                                                   ============     ===========

Securities sold under agreement to repurchase totaling $4,202,653 and $3,162,400 at September 30, 1998 and 1997, consist of obligations of the Company to other parties. The obligations are secured by investment securities and such collateral is held by a safekeeping agent. The maximum amount of outstanding agreements at any month-end during 1998 totaled $5,087,941 and the average of such agreements totaled $4,165,800. The agreements at September 30, 1998 matured on October 1, 1998.

Note 9 - Long-Term Debt

Long-term debt at September 30, 1998 totaling $5,000,000 consisted of Federal Home Loan Bank advances at variable rates maturing at various dates through May 5, 2008. The Federal Home Loan Bank advances are secured by investment securities totaling $5,500,000. Advances are subject to restrictions or penalties in the event of repayment.

 Maturities in years ending September 30:
   1999                                             $2,000,000
   2000                                                      -
   2001                                                      -
   2002                                                      -
   2003                                              1,000,000
   Thereafter                                        2,000,000
                                                   ------------
                                                    $5,000,000
                                                   ============

Note 10 - Income Tax
                                             Year Ended September 30
                                   1998                1997              1996
                                  ------------     ------------     ------------
Income tax expense
   Currently payable
     Federal                       $2,054,730       $1,518,553       $1,809,917
     State                            679,725          457,806          571,090
   Deferred
     Federal                         (110,448)         489,827         (270,000)
     State                            (27,612)         127,574         (115,000)
                                  ------------     ------------     ------------
  Total income tax expense         $2,596,395       $2,593,760       $1,996,007
                                  ============     ============     ============

Reconciliation of federal statutory to actual tax expense
 Federal statutory income
    tax at 34%                     $2,313,044       $2,310,624       $1,770,878
 Tax exempt interest                 (104,677)         (94,100)         (73,214)
 Nondeductible expenses                 4,600            3,931            1,988
 Effect of state income taxes         430,395          386,351          301,019
 Effective of low income
    housing credits                   (15,482)               -                -
 Other                                (31,485)         (13,046)          (4,664)
                                  ------------     ------------     ------------
       Actual tax expense          $2,596,395       $2,593,760       $1,996,007
                                  ============     ============     ============

                         Peoples Bancorp and Subsidiary
                   Notes to Consolidated Financial Statements


A cumulative net deferred tax liability is included in other liabilities. The components of the liability are as follows:

                                                                 September 30
                                                      1998              1997
                                                   ------------     ------------
Assets
   Allowance for loan losses                          $375,015         $351,081
   Loan fees                                           444,889          300,842
                                                   ------------     ------------
         Total assets                                  819,904          651,923
                                                   ------------     ------------
Liabilities
   Depreciation                                         68,493           44,639
   State income tax                                     47,773
   Other                                               109,170          150,876
   Tax bad debt reserves in excess of base year        964,077          964,077
   FHLB of Indianapolis stock dividend                  78,527           78,527
   Net unrealized gains on securities
     available for sale                                 71,490           53,161
                                                   ------------     ------------
         Total liabilities                           1,339,530        1,291,280
                                                   ------------     ------------
                                                     $(519,626)       $(639,357)
                                                   ============     ============

Retained earnings at September 30, 1998, include approximately $6,778,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of June 30, 1988 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $2,300,000 at September 30, 1998.

Note 11 - Commitments and Contingent Liabilities

In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not included in the accompanying consolidated financial statements. The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet.

Financial   instruments   whose  contract  amount   represents  credit  risk  at
September 30, 1998 and 1997 consisted of commitments to extend credit totaling $20,359,000 and $16,331,400, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include residential real estate, income-producing commercial properties, or other assets of the borrower.

The Bank has employment agreements with two officers which include provisions for payment to them of three years' salary in the event of their termination in connection with any change in ownership or control of the Company, other than by agreement. The agreements have terms of three years which may be extended annually for successive periods of one year.

The Company and subsidiary are also subject to possible claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate determination of such possible claims or lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Note 12 - Dividends and Capital Restrictions

The Company is not subject to any regulatory restrictions on the payment of dividends to its stockholders. The OTS regulations provide that a savings association which meets fully phased-in capital requirements and is subject only to "normal supervision" may pay out, as a dividend, 100 percent of net income to date over the calendar year and 50 percent of surplus capital existing at the beginning of the calendar year without supervisory approval but with 30 days prior notice to the OTS. Any additional amount of capital distributions would require prior regulatory approval. At September 30, 1998, total stockholder's equity of the Bank was $35,077,292 of which approximately $14,898,000 was available for the payment of dividends to the Company.

In 1997, the Company's board of directors approved the repurchase of up to 240,000 of the Company's outstanding shares of common stock ("1997 Plan"). Such purchases will be made subject to market conditions in the open market or block transactions. At September 30, 1998, the Company has repurchased 136,958 shares of its outstanding stock under the 1997 Plan.

On October 4, 1997, the Company authorized a three-for-two stock split in the form of a stock dividend to stockholders of record on November 7, 1997, and issued an additional 1,130,662 shares of the Company's common stock. All references in the accompanying consolidated financial statements to per share amounts have been restated to reflect the stock split.

                         Peoples Bancorp and Subsidiary
                   Notes to Consolidated Financial Statements


Note 13 - Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At September 30, 1998, the Bank is categorized as well capitalized and met all subject capital adequacy requirements. There are not conditions or events since September 30, 1998 that management believes have changed the Bank's classification.

The Bank's actual and required capital amounts and ratios are as follows:

                                            September 30, 1998
                            ---------------------------------------------------
                                           Required for Adequate   To Be Well
                                  Actual        Capital(1)       Capitalized(1)
                            ----------------- -------------    ----------------
                              Amount   Ratio   Amount Ratio    Amount   Ratio
                            --------- ------- ------- -----    ------- --------
Total risk-based capital(1)
(to risk-weighted assets)     $35,951  22.48% $12,793  8.0%    $15,992  10.0%
Tier 1 capital(1)
(to adjusted tangible assets)  35,029  11.76%   8,938  3.0%     17,875   6.0%
Tier 1 capital(1)
(to adjusted total assets)     35,029  11.76%   8,938  3.0%     14,896   5.0%


                                             September 30, 1997
                              -------------------------------------------------
                                           Required for Adequate  To Be Well
                                  Actual        Capital (1)     Capitalized (1)
                              --------------- ---------------- ----------------
                              Amount   Ratio   Amount   Ratio  Amount   Ratio
------------------------------------- ------- -------- ------- -------- -------

Total risk-based capital(1)
(to risk-weighted             $34,955  24.67% $11,334    8.0%  $14,167  10.0%
   assets)
Tier 1 capital(1)
(to adjusted tangible assets)  34,080  12.00%   8,523    3.0%   17,046   6.0%
Tier 1 capital(1)
(to adjusted total assets)     34,080  12.00%   8,523    3.0%   14,205   5.0%

(1) As defined by regulatory agencies

The Bank's tangible capital at September 30, 1998 was $35,029,000, which amount was 11.76 percent of tangible assets and exceeded the required ratio of 1.5 percent.


Note 14 - Employee Benefit Plans

The Bank is a participant in a pension fund known as the Financial Institutions Retirement Fund ("FIRF"). This plan is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer. According to FIRF administrators, the market value of the fund's assets exceeded the value of vested benefits in the aggregate as of June 30, 1997, the date of the latest actuarial valuation. Pension expense was $3,884, $10,698 and $153,848 for 1998, 1997 and 1996. This plan provides pension benefits for substantially all of the Bank's employees.

The Company has established an employee stock ownership plan ("ESOP") covering substantially all employees of the Company. The ESOP is designed to enable eligible employees to acquire Company common stock. The cost of the ESOP is borne by the Company through annual contributions to an employee stock ownership trust ("Trust") in amounts determined annually by the Board of Directors. Shares of common stock acquired by the ESOP are to be allocated to each participating employee and held until the employee's termination, retirement or death. At September 30, 1998 and 1997, the Trust owned 51,623 and 50,703 shares of the Company's common stock, of which 50,823 and 50,703 have been allocated to employee accounts. Employees may vote allocated shares, and the trustees may vote unallocated shares. Plan contributions charged to expense totaled $86,233, $77,932 and $73,940 for 1998, 1997 and 1996, respectively.

                         Peoples Bancorp and Subsidiary
                   Notes to Consolidated Financial Statements


Note 15 - Stock Option Plan

The Company had a stock option plan, which expired in January 1998. The exercise price of each option could not be less than the fair market value of the common stock on the date of the grant of the option. The date on which the options were first exercisable was determined by the Board of Directors, and the terms of the stock options will not exceed ten years from the date of grant.

The following is a summary of the status of the Company's stock option plan and changes in that plan as of and for the year ended September 30, 1998, 1997 and 1996.

                                             September 30
                                1998              1997            1996
                              Weighted-         Weighted-       Weighted-
                               Average          Average         Average
                              Exercise          Exercise        Exercise
                      Shares   Price    Shares   Price  Shares   Price
                      ------ ---------  ------ -------- ------ ----------
Options Outstanding,
  beginning of year      -                 -             5,100   $3.33
  Exercised              -                 -             5,100
                      ------             ------         ------
Outstanding,
  end of year            -                 -                 -
                      ======             ======         ======

Options exercisable
   at year end           -                 -                 -
Weighted-average fair value of options
   granted during the year       $-                $-              $-



Note 16 - Earnings Per Share

Earnings per share (EPS) were computed as follows:

                                                 Year Ended September 30, 1998
                                               --------------------------------
                                                      Weighted Average Per-Share
                                                 Income    Shares       Amount
                                               ---------- ----------- ---------
Basic Earnings Per Share
   Net income available to common stockholders $4,206,695  3,370,468    $1.25
Effect of Dilutive Securities
   Stock options                                        -          -        -
                                               ---------- ----------- --------
Diluted Earnings Per Share
   Income available to common stockholders
   and assumed conversions                     $4,206,695  3,370,468    $1.25
                                               ========== =========== =========

                                                 Year Ended September 30, 1997
                                               --------------------------------
                                                      Weighted Average Per-Share
                                                 Income    Shares       Amount
                                               ---------- ----------- ---------

Basic and Diluted Earnings Per Share
   Net income available to common stockholders $4,202,192  3,432,177    $1.22
Effect of Dilutive Securities
   Stock options                                        -          -       -
                                               ---------- ----------- ---------
Diluted Earnings Per Share
   Income available to common stockholders
   and assumed conversions                     $4,202,192  3,432,177    $1.22
                                               ========== =========== =========

                                                Year Ended September 30, 1996
                                               --------------------------------
                                                      Weighted Average Per-Share
                                                 Income    Shares       Amount
                                               ---------- ----------- ---------
Basic and Diluted Earnings Per Share
   Net income available to common stockholders $3,212,458  3,528,675    $ 0.91
Effect of Dilutive Securities
   Stock options                                        -      3,080         -
                                               ---------- ----------- ---------
Diluted Earnings Per Share
   Income available to common stockholders
   and assumed conversions                     $3,212,458  3,531,755    $ 0.91
                                               ========== =========== =========

                         Peoples Bancorp and Subsidiary
                   Notes to Consolidated Financial Statements


Note 17 - Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash  and  Cash   Equivalents-The  fair  value  of  cash  and  cash  equivalents approximates carrying value.

Interest-bearing Deposits-The fair value of interest-bearing time deposits approximates carrying value.

Securities and Mortgage-backed Securities-Fair values are based on quoted market prices.

Loans-For both short-term loans and variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value for other loans is estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Interest Receivable/Payable-The fair values of interest receivable/payable approximate carrying values.

FHLB Stock-Fair value of FHLB stock is based on the price at which it may be resold to the FHLB.

Deposit-The fair values of noninterest-bearing, interest-bearing demand and savings accounts are equal to the amount payable on demand at the balance sheet date. The carrying amounts for variable rate, fixed-term certificates of deposit approximate their fair values at the balance sheet date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.

Short-term borrowings-The fair value of short-term borrowings approximates carrying value.

Federal Home Loan Bank advances-The fair value of these borrowings is estimated using a discounted cash flow calculation, based on current rates for similar advances.

Advances by Borrowers for Taxes and Insurance-The fair value of advances by borrowers for taxes and insurance approximates carrying value.

The estimated fair values of the Company's financial instruments are as follows:

                                                               September 30
                                                     1998                     1997
                                           ------------------------- -------------------------
                                             Carrying      Fair        Carrying       Fair
                                              Amount       Value       Amount        Value
                                           ------------ ------------ ------------ ------------
Assets
 Cash and cash equivalents                 $  3,567,625 $  3,567,625 $ 10,732,144 $ 10,732,144
 Interest-bearing deposits                      718,000      718,000      976,000      976,000
 Investment securities available for sale    21,877,758   21,877,758   28,467,800   28,467,800
 Investment securities held to maturity       5,068,275    5,103,570    9,256,678    9,263,087
 Loans                                      267,605,591  276,023,000  236,142,236  237,213,200
 Interest receivable                          1,748,311    1,748,311    1,793,115    1,793,115
 Stock in FHLB                                2,217,700    2,217,700    2,062,200    2,062,200
 Investment in Limited Partnership              562,500      562,500      225,000      225,000
Liabilities
 Bank overdraft                               1,171,306    1,171,306            -            -
 Deposits                                   248,262,579  249,793,299  241,539,960  241,467,192
 Short-term borrowings                        4,202,653    4,202,653    3,162,400    3,162,400
 Federal Home Loan Bank advances              5,000,000    4,963,000            -            -
 Interest payable                               282,701      282,701      250,179      250,179
 Advances by borrowers for taxes and
   insurance                                        998          998        1,591        1,591


                         Peoples Bancorp and Subsidiary
                   Notes to Consolidated Financial Statements


Note 18 - Quarterly Results of Operations (Unaudited)

                                          Provision For        Average Earnings
Quarter   Interest    Interest  Net Interest  Loan      Net     Shares    Per
Ending     Income     Expense      Income    Losses   Income  Outstanding Share
------- ----------- ----------- ----------- ------- --------- ---------- ------

Dec 97  $ 5,643,863 $ 3,004,754 $ 2,639,109 $ 5,121 $1,025,188 3,391,460  $0.30
Mar 98    5,725,235   2,967,025   2,758,210   2,542  1,120,265 3,382,787   0.33
Jun 98    5,778,664   3,035,049   2,743,615  34,253  1,005,684 3,368,281   0.30
Sep 98    5,806,440   3,080,437   2,726,003  32,705  1,055,558 3,353,829   0.32
        ----------- ----------- ----------- -------- ---------
        $22,954,202 $12,087,265 $10,866,937 $74,621 $4,206,695
        =========== =========== =========== ======= ==========

Dec 96  $ 5,385,443   2,811,494 $ 2,573,949 $11,315 $  943,729 3,468,419  $0.27
Mar 97    5,329,118   2,803,134   2,525,984    (485) 1,034,761 3,444,413   0.30
Jun 97    5,562,104   2,874,152   2,687,952  22,700  1,093,103 3,414,836   0.32
Sep 97    5,621,134   2,978,779   2,642,355  16,470  1,130,599 3,398,987   0.33
        ----------- ----------- ----------- ------- ----------
        $21,897,799 $11,467,559 $10,430,240 $50,000 $4,202,192
        =========== =========== =========== ======= ==========


Note 19 - Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company.

                             Condensed Balance Sheet

                                                              September 30
                                                           1998          1997
                                                      ------------- ------------
Assets
   Cash                                                $    45,597   $    29,525
   Securities purchased from subsidiary
    under agreement to resell                            4,189,956     4,064,079
   Investment in subsidiary                             35,077,294    34,184,104
   Securities available for sale                         5,535,658     6,081,437
   Securities held to maturity                             185,000       215,000
   Interest receivable                                      74,869        87,261
   Other assets                                                              969
                                                      ------------- ------------
         Total assets                                  $45,108,374   $44,662,375
                                                      ============= ============
Liabilities
   Dividends payable on common stock                   $   393,682  $    361,812
   Other                                                    44,065         2,393
                                                      ------------- ------------
         Total liabilities                                 437,747       364,205
                                                      ------------- ------------
Stockholders' equity
   Common stock                                          3,280,684     3,391,986
   Additional paid-in capital                            3,020,798     5,263,589
   Retained earnings                                    38,272,422    35,573,293
   Net unrealized gain on securities available for sale     96,723        69,302
                                                      ------------- ------------
                                                        44,670,627    44,298,170
                                                      ------------- ------------

         Total liabilities and stockholders' equity    $45,108,374   $44,662,375
                                                      ============= ============

                         Peoples Bancorp and Subsidiary
                   Notes to Consolidated Financial Statements

                          Condensed Statement of Income

                                                   Year Ended September 30
                                                    1998              1997
                                                ------------     ------------
Income
   Dividends from subsidiary                     $3,000,000       $3,000,000
   Interest on investments                          412,548          365,654
Expenses                                            (84,142)         (57,937)
                                                ------------     ------------
Income before equity in undistributed income
   of subsidiary and income tax expense           3,328,406        3,307,717
Equity in undistributed income of subsidiary        915,439          927,455
                                                ------------     ------------
Income before income tax                          4,243,845        4,235,172
Income tax expense                                   37,150           32,980
                                                ------------     ------------
Net income                                       $4,206,695       $4,202,192
                                                ============     ============


                       Condensed Statement of Cash Flows

                                                   Year Ended September 30
                                                   1998               1997
                                                ------------     ------------
Net cash provided by operating activities        $3,339,173       $3,294,089
                                                ------------     ------------
Cash flows from investing activities
 Purchases of securities available for sale        (628,859)      (1,700,919)
 Proceeds from maturities of securities
    held to maturity                                 30,000           30,000
 Proceeds from maturities and calls of
    securities available for sale                 1,381,016          930,000
 Net change in mutual fund                         (405,217)               -
 Proceeds from sale of securities
   available for sale                              255,625                -
 Net change in securities purchased
    under agreement to resell                      (125,877)         214,211
                                                ------------     ------------
Net cash provided (used) by investing activities    506,688         (526,708)
                                                ------------     ------------
Cash flows from financing activities
 Stock repurchased                               (2,354,093)      (1,360,208)
 Cash dividends                                  (1,475,696)      (1,377,648)
                                                ------------     ------------
       Net cash used by financing activities     (3,829,789)      (2,737,856)
                                                ------------     ------------
Net change in cash                                   16,072           29,525
Cash at beginning of year                            29,525                -
                                                ------------     ------------
Cash at end of year                              $   45,597       $   29,525
                                                ============     ============

                          Independent Auditor's Report


To the Stockholders and
Board of Directors
Peoples Bancorp
Auburn, Indiana


We have audited the consolidated balance sheet of Peoples Bancorp and subsidiary as of September 30, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These consolidated financial
statements   are  the   responsibility   of  the   Company's   management.  Our
responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of Peoples Bancorp and subsidiary as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.


Olive, LLP

Indianapolis, Indiana
October 19, 1998




                    STATEMENT OF MANAGEMENT'S RESPONSIBILITY


The management of Peoples Bancorp is responsible for the preparation and integrity of the consolidated financial statements and all other information presented in this annual report. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis and therefore, include estimates based on management's judgment and estimates.

Management maintains a system of internal controls to meet its responsibility for reliable financial information and the protection of assets. This system includes proper segregation of duties, the establishment of appropriate policies and procedures, and careful selection, training and supervision of qualified personnel. In addition, both independent auditors and management periodically review the system of internal controls and report their findings to the Audit Committee of the Board of Directors.

The Committee is composed of non-management directors and meets periodically with the independent auditors and management to review their respective activities and responsibilities. Each has free and separate access to the Committee to discuss accounting, financial reporting, internal control and audit matters.

Management recognized that the cost of a system of internal controls should not exceed the benefits derived and that there are inherent limitations to be considered in the potential effectiveness of any system. However, management believes that the Company's system of internal controls provides reasonable assurance that financial information is reliable and that assets and customer deposits are protected.

Roger J. Wertenberger
Chief Executive Officer

Maurice F. Winkler III
President

Deborah K. Stanger
Chief Financial Officer

                                   EXHIBIT 22



                         SUBSIDIARIES OF THE REGISTRANT


Name of Subsidiary                      State of Incorporation
Peoples Federal Savings
Bank of DeKalb County                  United States of America

and its subsidiary

Peoples Financial Services Inc.                Indiana

               PEOPLES BANCORP DEFINITIVE PROXY STATEMENT FOR THE
                       1999 ANNUAL MEETING OF STOCKHOLDERS


                                 PEOPLES BANCORP
              212 West Seventh Street o Auburn, Indiana 46706-1723
                    Phone: (219)925-2500 o Fax: (219)925-1733



                                                               December 11, 1998


Dear Stockholder,

You are cordially invited to attend the Annual Meeting of Stockholders of Peoples Bancorp, the holding company for Peoples Federal Savings Bank of DeKalb County (Bank). The meeting will be held at the Greenhurst Country Club, located at 1740 North Main Street, Auburn, Indiana 46706, on Wednesday, January 13, 1999, at 2:00 p.m. local time.

As described in the accompanying materials, the stockholders are being asked at the annual meeting to elect two Directors, approve the appointment of the Company's independent auditors, and approve the Bank's Stock Option and Grant Plan. During the meeting, members of the Company's management will also report on operations and other matters affecting the Company, and will be available to respond to stockholders' questions.

Your vote is very important regardless of the number of shares you own. On behalf of the Board of Directors, I urge you to mark, sign, and date your proxy card today and return it in the envelope provided, even if you plan to attend the Annual Meeting. This will not prevent you from voting in person, but will ensure that your vote is counted if you are unable to attend.

Your continued support of and interest in Peoples Bancorp is sincerely appreciated.

Sincerely,

Roger J. Wertenberger
Chairman of the Board

                                 PEOPLES BANCORP
                               212 West 7th Street
                              Auburn, Indiana 46706

                    NOTICE OF ANNUAL MEETING OF STOCKHOLDERS

                         To Be Held on January 13, 1999


     NOTICE IS HEREBY GIVEN that the annual meeting of the stockholders of Peoples Bancorp (the "Company"), will be held at the Greenhurst Country Club, 1740 North Main Street, Auburn, Indiana, on Wednesday, January 13, 1999, at 2:00 p.m., local time (the "Meeting"), for the following purposes:

1.   To elect two directors.

2. To approve the appointment of Olive LLP, independent certified public accountants, as the auditors of the Company for the fiscal year ending September 30, 1999.

3.   To approve the Company's 1998 Stock Option and Incentive Plan.

     Execution of a proxy in the form enclosed also permits the proxy holder to vote, in his or her sole discretion, upon such other business as may properly come before the Meeting or any adjournment thereof. As of the date of mailing, the Board of Directors is not aware of any other matters that may come before the Meeting.

     The Board of Directors has selected November 30, 1998, as the record date for the Meeting. Only those stockholders of the Company of record at the close of business on that date will be entitled to notice of and to vote at the Meeting or any adjournment thereof.


BY ORDER OF THE BOARD OF DIRECTORS

John E. Weigel, III
Corporate Secretary

Auburn, Indiana
December 11, 1998

                                 PEOPLES BANCORP
                             212 West Seventh Street
                              Auburn, Indiana 46706

                         Annual Meeting of Stockholders

                                 PROXY STATEMENT

     This proxy statement is furnished in connection with the solicitation of proxies by the Board of Directors of Peoples Bancorp (the "Company"), for use at the annual meeting of the stockholders of the Company to be held on Wednesday, January 13, 1999, and at any adjournments thereof (the "Meeting"). The Annual Report to Stockholders for the fiscal year ended September 30, 1998, and a form of proxy to be voted at the meeting are being furnished to stockholders with this Proxy Statement. The approximate date of mailing of this proxy statement is December 11, 1998.

     The close of business on November 30, 1998, has been selected as the record date for the determination of stockholders entitled to notice of and to vote at the annual meeting. On that date, 3,267,684 shares of the Company's Common Stock, par value $1.00 per share, were outstanding. Stockholders will be entitled to one vote for each share of the Company's Common Stock held by them of record at the close of business on the record date on any matter that may be presented for consideration and action by the stockholders.

     A plurality of the votes cast by stockholders in person or by proxy at the annual meeting will be necessary for approval of Proposal 1 described herein. A majority of the votes cast by stockholders in person or by proxy at the annual meeting will be necessary for approval of Proposal 2 and Proposal 3 described herein.

     All valid proxies received in response to this solicitation will be voted in accordance with the instructions indicated thereon by the stockholders giving such proxies. If no instructions are given, signed proxies will be voted in favor of the election of the directors named in this proxy statement and in favor of Proposals 2 and 3. Abstentions and broker non-votes (shares as to which a broker indicates that it does not have authority to vote) are counted for the purpose of determining the presence of a quorum for the transaction of business at the annual meeting. Abstentions and broker non-votes will have no effect on the outcome of the proposals presented herein, since such actions do not represent votes cast by stockholders.

     The Board of Directors does not know of any business, other than that described herein, to be presented for action at the annual meeting. However, if any other business is properly presented before the annual meeting and may properly be voted upon, the proxies solicited hereby will be voted on such matters in accordance with the best judgment of the proxy holders named therein. Any stockholder has the power to revoke his proxy at any time before it is voted at the annual meeting by giving written notice of such revocation (including the filing of a duly executed proxy bearing a later date) to John E. Weigel III, the Secretary of Peoples Bancorp, 212 West 7th Street, Auburn, Indiana 46706, or upon request if the stockholder is present at the Meeting and chooses to vote in person.

                                   PROPOSAL 1

                              ELECTION OF DIRECTORS

     Two directors will be elected at the meeting to serve for a three-year period. Unless authority is withheld, all proxies received in response to this solicitation will be voted for the election of the nominees listed below. Each nominee has indicated a willingness to serve if elected. However, if any nominee becomes unable to serve, the proxies received in response to this solicitation will be voted for a replacement nominee selected in accordance with the best judgment of the proxy holders named therein.

     The Board of Directors unanimously recommends that stockholders vote "FOR" each of the named nominees to the Company's Board of Directors.

     The following table lists the directors and their terms for both the Bank and the Company. The table also sets forth the number of shares of the Company's Common Stock beneficially owned by the directors of the Company and by the directors and executive officers of the Company as a group as of November 30, 1998.
                       NOMINEES FOR ELECTION AS DIRECTORS

                                                       Shares of
                                    Present      Common Stock        Percent
      Name         Position Since Term Expires Beneficially Owned  of Class (1)

NOMINEES FOR THREE YEAR TERM:

John C. Thrapp        Director 1990   1999          47,853(2)        1.46%
Roger J. Wertenberger C.E.O.   1990   1999         135,586(3)        4.13
                      and Chairman
                      of The Board

DIRECTORS CONTINUING IN OFFICE:

Douglas D. Marsh      Director 1990   2000          25,500(4)        0.78
Lawrence R. Bowmar    Director 1990*  2000          18,875(5)        0.58
Maurice F. Winkler III Director1993   2000          53,008(6)        1.62
                       and President
Bruce S. Holwerda     Director 1998   2001           1,500(7)        0.05
John C. Harvey        Director 1990   2001          49,229(8)        1.50


All executive officers and directors of the
Company and Bank as a group (13 persons)           425,648          12.97%

*Mr. Bowmar retired from the Board in July, 1993 after having served as a director of the Company since 1990. He was reelected to the Board in 1994.

1. Computed based upon a total of 3,280,684 issued and outstanding shares of Common Stock as of September 30, 1998.

2. Of the shares owned by Mr. Thrapp, 32,594 shares are held by Mr. Thrapp with sole voting and investment power, 642 shares are held in the ESOP for the benefit of Mr. Thrapp, and 14,617 are held by Mr. Thrapp's wife with
     sole  voting  and  investment   power.

3. Of the shares owned by Mr. Wertenberger, 77,658 shares are held by Mr. Wertenberger with sole voting and investment power, 6,928 shares are held in the ESOP for the benefit of Mr. Wertenberger, 48,000 shares are held by Mr. Wertenberger's wife with sole voting and investment power, and 3,000 shares are held jointly by Mr. Wertenberger's wife and mother-in-law with shared voting and investment power.

4. Of the shares owned by Mr. Marsh, 16,500 shares are held by Mr. Marsh with sole voting and investment power and 9,000 shares are held by Mr. Marsh's wife with sole voting and investment power.

5. All of the shares owned by Mr. Bowmar are held with sole voting and investment power.

6. Of the shares owned by Mr. Winkler, 27,151 are held by Mr. Winkler with sole voting and investment power, 19,742 shares are held by Mr. Winkler's wife with sole voting and investment power, 2,974 shares are held in the ESOP for the benefit of Mr. Winkler, and 3,141 shares are controlled by Mr. Winkler as Trustee under a Trust for the benefit of his children, for which he has sole voting and investment power.

7. All of the shares owned by Mr. Holwerda are owned jointly with Mr. Holwerda's wife with shared voting and investment power.

8. Of the shares owned by Dr. Harvey, 45,485 shares are held by Dr. Harvey with sole voting and investment power and 3,744 shares are held by Dr.
     Harvey's  wife  with  sole  voting  and  investment   power.

The business experience during the past five years of each of the directors is as follows:

     Mr. Wertenberger, 66, has served as a director of the Bank since joining the Bank in 1954. Mr. Wertenberger became President of the Bank in January 1964 and Chairman of the Board in January 1979. Mr. Wertenberger serves as a director and CEO of Peoples Financial Services, Inc., the Bank's service corporation subsidiary ("Peoples Financial"). Mr. Wertenberger became President, Director, and Chairman of the Board of Peoples Bancorp upon its inception in 1990. Effective October 1, 1996, Mr. Wertenberger relinquished the title of president for Peoples Bancorp, Peoples Federal Savings Bank, and Peoples Financial Services Inc. and remained CEO for those organizations.

     Mr. Bowmar, 70, has served as a director of the Bank from 1974 to 1993 and was the Bank's Vice President-Consumer Loans from 1986 until his retirement in 1993. In 1993 Mr. Bowmar resigned from the Board of Directors to fulfill an assignment with the Peace Corps in Romania. Mr. Bowmar was reelected to the Board in 1994. Mr. Bowmar is currently retired.

     Mr. Holwerda, 50, was elected a director of the Bank in 1998. Mr. Holwerda is co-owner of Ambassador Steel Corporation Auburn, Indiana, and serves as Vice President and Chief Operating Officer, positions he has held since 1990. Mr. Holwerda has worked at Ambassador Steel in various capacities since 1979.

     Dr. Harvey, 67, has served as a director of the Bank since 1979. He is a self-employed physician engaged in private practice in Auburn, Indiana. Dr. Harvey also serves as a director of Peoples Financial .

     Mr. Thrapp, 64, served as a director and officer of First Federal Savings and Loan Association of Kendallville which merged with the Bank in August 1990. Since 1962, Mr. Thrapp has been an attorney with the firm of Thrapp & Thrapp in Kendallville, Indiana.

     Mr. Marsh, 57, has served as a director of the Bank since 1982. He currently serves as Chairman of the Board of Applied Innovations Inc. in Chicago, Illinois, President of Bridgewater Golf Club in Auburn, Indiana, Regional Director Excel Communications in Dallas, Texas, and Associate of Auburn Reality in Auburn, Indiana. From 1991 to 1996, Mr. Marsh served as Vice President of Sales for Superior Chaircraft, which is a division of JSJ Seating Corporation, Belton, Texas. From 1976 to 1991, Mr. Marsh served as President and Chief Executive Officer of Garrett Industries of Hudson, Indiana. Mr. Marsh also serves as a director of Peoples Financial.

     Mr. Winkler, 42, was appointed to the Board of Directors of the Bank and Company in June 1993. Mr. Winkler joined the Bank as an accountant in 1979. From 1981 to 1985, he served as the Bank's Controller and in December 1985 became Vice President-Operations. From May 1987 to September 1996, Mr. Winkler assumed responsibilities as the Bank's Vice President-Finance. Mr. Winkler is the son-in-law of Roger J. Wertenberger. Mr. Winkler also serves as Treasurer of Peoples Bancorp and as a director of Peoples Financial. Mr. Winkler assumed the duties of President and Chief Operating Officer of Peoples Bancorp, Peoples Federal Savings Bank, and Peoples Financial Services, Inc. in October 1996.

Executive Officers of the Company Who Are Not Directors

     John E. Weigel III, 38, joined the Bank in 1993 as Internal Auditor/Compliance Officer, and Mr. Weigel was appointed Corporate Secretary of the Bank and of Peoples Bancorp in May 1998. Prior to his employment at the Bank, Mr. Weigel was a Bank Examiner with the Department of Treasury from 1985 to 1993.

Corporate  Governance  and Other  Matters

     The Board of Directors of the Company held twelve meetings during the fiscal year ended September 30, 1998. All directors have attended at least 75% of all Board of Directors' and committee meetings. Four regular members of the Board of Directors are members of the Executive Committee, which is permitted to act with any three members present in the absence of regularly scheduled Board meetings. The Executive Committee exercises all the authority of the Board of Directors to the extent permitted by the Company's Bylaws. The Executive Committee consists of Roger J. Wertenberger, Chairman, Maurice F. Winkler, John
C. Thrapp, Douglas D. Marsh, and John C. Harvey. This Committee meets when needed and held no meetings during the fiscal year ended September 30, 1998. The Board of Directors has standing Budget, Audit, and Nominating Committees.

     The Budget Committee establishes policies and objectives relating to compensation, reviews compensation costs, and recommends salaries, bonuses, and ESOP contributions for all employees and executive officers. The members of the Budget Committee are: Robert D. Ball, Chairman, John C. Harvey, Douglas D. Marsh, and John C. Thrapp. The Budget Committee held four meetings during the fiscal year ended September 30, 1998.

     The Audit Committee reviews and approves the scope of the audit procedures employed by the Company's independent auditors and meets with the auditors to discuss the results of their examination of the Company's financial statements. The Committee reviews the operations of the Company's internal audits performed by management and the results of its audit procedures. In addition, the Committee reviews all reports prepared in connection with the Company's annual examinations by the regulatory authorities. The members of the Audit Committee are: John C. Harvey, Chairman, Lawrence R. Bowmar and Robert D. Ball. The Committee held one meeting during the fiscal year ended September 30, 1998.

     The Nominating Committee meets when director vacancies occur and recommends individuals for nomination to the Company's Board of Directors and to the governing bodies of its subsidiary corporations. The Nominating Committee consists of the Board of Directors. The Committee held one meeting during the fiscal year ended September 30, 1998. The Nominating Committee does not consider nominees recommended by stockholders. Under the Company's Bylaws, however, nominations may be made by stockholders and voted upon at an annual meeting if made in writing and delivered to the Secretary of the Company at least 20 days prior to the date of the annual meeting. No nominations for directors except those made by the Nominating Committee or by the stockholders in accordance with the Bylaws shall be voted upon at the annual meeting.

Securities Ownership of Certain Beneficial Owners

     There are no persons known to the Company who own beneficially more than 5% of the Company's common stock as of November 30, 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 1998, all
Section 16(a) filing requirements applicable to the Company's officers and directors were complied with, subject to the following exceptions: Form 4 for Jeffrey L. Grate reporting a purchase on June 4, 1998, was filed late.

Transactions With Certain Related Persons

     The Bank has followed the policy of offering loans to the Company's and the Bank's directors, officers and employees for the financing of their principal residences. These loans are made in the ordinary course of business on substantially the same terms and collateral, including interest rates, as those of comparable transactions prevailing at the time and do not involve more than the normal risk of collectibility or present other unfavorable features. The Bank grants consumer loans to directors, officers, and employees at rates and terms applicable to its other customers.

     The Bank has 13 executive officers and directors, and the aggregate total of loans outstanding to these individuals as of September 30, 1998, was $969,812.

                COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Executive Compensation

Summary of Cash and Certain Other Compensation

     The following table sets forth summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer. No other executive officers of the Company had an annual salary and bonus that exceeded $100,000 during each of the last three fiscal years.

                                        Summary Compensation Table

                                         Annual Compensation
                                   -------------------------------
                                                                    All Other
 Name and Principal Position Year  Salary  Bonus Compensation(1) Compensation(2)
 Roger J. Wertenberger       1998 $120,000 $6,000     $12,000          $6,000
 Chairman and
 Chief Executive Officer     1997  121,000  6,050      10,800           6,050

                             1996  118,000  5,900      10,800           5,900

(1)  The amount shown represents  director's fees. Does not include personal use
     of  an  automobile   provided  by  the  Bank,   which  use  was  valued  at
     approximately $2,000 for each of the periods indicated.

(2) The amount shown represents that portion of the Bank's ESOP contribution allocated to the account of Mr. Wertenberger.

Option Exercises and Holdings

     On May 19, 1987, the Bank's Board of Directors adopted a Stock Option Plan (the "Option Plan") which permits the granting of incentive and non-qualified stock options. Stockholders approved the Option Plan on January 13, 1988. In December, 1991, the Bank's Board of Directors authorized the amendment and restatement of the Option Plan to provide for the issuance of the Company's Common Stock, rather than the Bank's stock, upon exercise of options, and the Company's Board of Directors consented to this action. Further, in December 1991, the Bank's Board of Directors adopted amendments to the Option Plan, which did not require stockholder approval, to conform the Option Plan to the new rules of the Securities and Exchange Commission under Section 16 of the Securities Exchange Act of 1934.

     Under the Option Plan, options for a maximum of 200,000 shares, after adjustment for the 1993 stock split, and subject to future adjustments, could have been granted pursuant to the Option Plan. Under the Option Plan, the Board of Directors, in its sole discretion, could have granted options to employees, officers and consultants who were common law employees of the Company or the Bank at a price not less than 100% of the fair market value of the Company's Common Stock on the date of the grant. Options expired on such dates as the Board of Directors or Stock Option Committee determined, but not later than 10 years from the date of grant. No options were granted to any executive officers of the Bank or the Company during fiscal year 1997, and the Option Plan expired in May, 1997. As of September 30, 1998, no options were outstanding.

     During fiscal 1998, the Company's Chief Executive Officer, Roger J. Wertenberger, did not own or exercise any stock options of the Company.

Defined Benefit Pension Plan

     The Bank maintains a defined benefit pension plan (the "Retirement Plan") for all eligible employees (the "Participants"). In order to be eligible to participate, an employee must attain age 21 and complete 1,000 hours of credited service during an eligibility computation period. The Retirement Plan is funded solely by Bank contributions and generally provides for vested benefits to Participants with 100% vesting after five years of credited service. Total Retirement Plan expenses for the fiscal year ended September 30, 1998, were $3,884. At September 30, 1998, the Retirement Plan was fully funded.

     A Participant's benefit at normal retirement age (65) is dependent upon his total years of credited service and his average annual salary for the five consecutive years of highest salary during credited service. However, the benefit so determined is subject to proportionate reduction for credited service of fewer than 30 years at normal retirement age, and is also subject to actuarial reduction for commencement of benefit payment prior to normal retirement age. The Retirement Plan also provides a death benefit payment in the event of death prior to retirement.

     The table below shows estimated annual benefits (computed on the normal life annuity basis) payable under the Company's Retirement Plan to any employee upon retirement in 1998 at age 65 after selected periods of service. There is no benefit reduction for Social Security or other offset amounts. As of September 30, 1998, Roger J. Wertenberger had 44 years of credited service.

Remuneration                        Years of Service
--------------------------------------------------------------------------------
        10 Years 15 Years 20 Years 25 Years 30 Years 35 Years 40 Years 45 Years
 50,000   10,000   15,000    20,000   25,000   30,000   35,000   40,000  45,000
 75,000   15,000   22,500    30,000   37,500   45,000   52,500   60,000  67,500
100,000   20,000   30,000    40,000   50,000   60,000   70,000   80,000  90,000
150,000   30,000   45,000    60,000   75,000   90,000  105,000  120,000 135,000
200,000   40,000   60,000    80,000  100,000  120,000  140,000  160,000 180,000
250,000   50,000   75,000   100,000  125,000  150,000  175,000  200,000 225,000

Employee Stock Ownership Plan

     On November 15, 1988, the Board of Directors of the Bank adopted an Employee Stock Ownership Plan (the "ESOP") which was approved by the stockholders on January 11, 1989. The ESOP invests primarily in the common stock of the Company ("Peoples Stock") which, along with other ESOP assets, is held in trust by Norwest Bank, Fort Wayne, Indiana, as trustee pursuant to a trust agreement. The trustee is authorized to invest in and hold up to 100% of the trust in Peoples Stock but is not required to hold a minimum percentage of ESOP assets in Peoples Stock. The trustee is also authorized to invest in other securities, such as certificates of deposit, equity stocks, bonds and other investments.

     From time to time, the ESOP purchases shares of Peoples Stock in open market transactions. These purchases are made at prices which do not exceed the fair market value of Peoples Stock. To purchase such Stock, the ESOP is authorized to borrow funds from an unrelated third-party lender secured by the purchased shares. Any such loan is to be repaid with funds from the Bank's contributions to the ESOP and earnings on ESOP assets. The ESOP has not borrowed funds as of September 30, 1998. Contributions from the Bank to the ESOP are made out of net operating profits in amounts established by the Board of Directors in its sole discretion. Such contributions may be made either in cash or in shares of Peoples Stock.

     The ESOP is administered by a committee appointed by the Board of Directors (the "Committee"). The Committee directs the trustee as to investments that may be made by the ESOP and loans that may be incurred for the purchase of shares of Peoples Stock. The members of the Committee are Robert D. Ball, John C. Thrapp, Douglas D. Marsh and Dr. John C. Harvey.

     The ESOP maintains an account for each participant in the ESOP which is credited annually with his or her allocable shares of Peoples Stock purchased by the trust, any forfeitures of Peoples Stock (i.e., that portion of a participant's account that does not vest in and is not paid to a participant who resigns or is dismissed from the employ of the Bank) and any stock dividends on Peoples Stock allocated to the participant's account. The amount credited to each participant's account equals that proportion of the Company's total contribution plus all forfeitures that such participant's annual compensation bears to the total annual compensation of all participants for that year. All participants must be employed on the last day of the plan year (September 30) to be entitled to share in an allocation for that plan year. Any shares purchased by the trust with borrowed funds are held in a suspense account and allocated proportionately to participant accounts as payments of principal and interest are made on the loan. With respect to shares of Peoples Stock allocated to a participant's account, each participant is entitled to direct the trustee as to the manner of voting such shares. If the Participant fails to so direct the trustee, such unvoted shares will be voted by the trustee only upon instructions from the Committee. Similarly, unallocated shares will be voted by the trustee only upon instructions from the Committee. In either case, the voting of unvoted or unallocated shares is in the Committee's sole discretion.

     Any full-time employee of the Bank who has attained the age of 18 is eligible to become a participant in the ESOP. Each participant becomes vested in 20% of his or her account balance after three years of service and becomes vested in an additional 20% for each subsequent year of service until fully vested after seven years of service. Distributions from the ESOP upon retirement, disability, death or termination of employment may be in the form of cash or Peoples Stock.

     Adoption of the ESOP may be considered an anti-takeover device, since the ESOP may become the owner of a sufficient percentage of the total outstanding common stock of the Company so that the vote of the trustee (or of plan participants) may serve as a defense in a hostile takeover.

     As of September 30, 1998, the ESOP held 51,623 shares (1.57%) of the Company's stock, all of which has been allocated to participant accounts. The plan contributions charged to ESOP expense totaled $86,233 during the fiscal year ended September 30, 1998. The ESOP also incurred expenses of $4,698 which, under the terms of the ESOP, were paid by the Bank.

Insurance Plans

     The Bank's officers and employees are provided with hospitalization, major medical, life, accidental death and dismemberment insurance and long-term disability insurance under group plans which are available generally and on the same basis to all full-time employees.

Bonus Plan

     The Bank has a bonus plan for all employees of the Bank. The plan does not apply to employees of subsidiaries or affiliates of the Bank. Under the plan, bonus money is made available to the extent of the net profits of the Bank up to 10% of an employee's base annual salary as defined in the plan. The determination of the amount of a bonus to be paid under the plan is made by the Board of Directors in its sole discretion, after consideration and recommendation by the Budget Committee, based on profitability of the Bank.

     During the fiscal year ended September 30, 1998, bonuses under this plan aggregating $96,517 were paid to employees of the Bank. Amounts allocated under the bonus plan are included in the Summary Compensation Table.

Employment Agreement

     The Bank entered into a new employment agreement with Mr. Wertenberger, President, Chief Executive Officer, and Chairman of the Board of the Bank (the "Executive"). This employment agreement is intended to ensure that the Bank will be able to maintain a stable and competent management base.

     The employment agreement provides for a one-year term which may be renewed on an annual basis upon mutual written consent of the Executive and the Bank. The Bank has agreed to pay the Executive a base salary of $120,000. The agreement provides that the Executive's base salary will be reviewed annually upon the renewal of the agreement.

     In addition to the base salary, the agreement provides for, among other things, participation in stock benefit plans and other fringe benefits applicable to personnel of the Bank or as otherwise determined by the Board of Directors to be appropriate. In the event the Bank chooses to terminate the Executive's employment for any reasons other than for cause (as defined in the agreement), or in the event of the Executive's resignation from the Bank upon a change in control (as defined in the agreement), the Executive would be entitled to receive, among other things, an amount equal to (i) 2.99 times the base compensation, (ii) 1% of the pre-tax profits of the Company on a consolidated basis for three years, (iii) the continuation of certain insurance and disability benefits for three years after termination, (iv) the vesting of all stock and retirement benefits, including the funding of all unfunded benefits. As of September 30, 1998, such payments and benefits upon the occurrence of a termination without cause or a change in control are estimated to have a value of approximately $600,000. However, the Executive is not entitled to any amounts to the extent the Executive is subject to an excise tax because such severance benefits constitute "excess parachute payments," defined in the Internal Revenue Code of 1986, as amended (the "Code"). In general, under the Code, and "excess parachute payment" is the amount by which payments contingent on a change in ownership or control exceed three times the employee's average annual compensation over five years.

     Although the above-described employment agreement could increase the cost of any acquisition of control of the Company or the Bank, management of the Company and the Bank do not believe that the terms thereof would have a significant anti-takeover effect.

Director CompensationCompensation

     Directors do not receive any fees for serving as directors of the Company. Directors of the Bank currently receive $12,000 per year. For the fiscal year ended September 30, 1998, directors' fees totaled $96,000. In addition, Directors Emeritus of the Bank are paid for each meeting at a monthly fee equal to the fee they received at the time of retirement from the Board. For the fiscal year ended September 30, 1998, Director Emeritus fees totaled $31,800.

     Directors are also eligible to receive awards under the Company's 1998 Stock Option and Incentive Plan. See "Proposal 3 - Approval of Peoples Bancorp 1998 Stock Option and Incentive Plan."

Report of the Budget Committee

     The Budget Committee of the Bank establishes policies and objectives relating to compensation, reviews compensation costs, and recommends salaries and bonuses for all employees and executive officers. All decisions of the Budget Committee are subject to approval by the full Board of Directors. In fiscal 1998, the Board of Directors made no modifications to the Budget Committee's compensation recommendations. In recommending the salaries of the executive officers, the Budget Committee has access to and reviews compensation data for comparable financial institutions. The officers are also evaluated as to their performance during the year and compared to the Bank's performance.

     In making recommendations with respect to executive compensation, the Budget Committee attempts to achieve the following objectives while furthering a policy of cost containment by controlling expenses:

1. Provide compensation comparable to that which is offered by other similarly situated financial institutions in order to attract and retain talented executives who are critical to the Company's success;

2. reward executive officers based upon their ability to achieve both short- and long-term strategic goals and to enhance shareholder value; and

3.   align the interests of the executive officers with the long-term  interests
     of  the   stockholders   by   granting   stock   options  and  making  ESOP
     contributions.

     At the present time, the Company's executive compensation program is comprised of base salary, annual incentive bonuses and long-term incentive bonuses in the form of ESOP contributions. Reasonable base salaries are awarded based on salaries paid by comparable financial institutions and individual performance. Annual incentive bonuses are tied to the Company's net income performance for the current fiscal year. The ESOP has a direct relation to the long-term enhancement of shareholder value. These plans are designed to motivate the employee to increase shareholder value.

     For fiscal year 1998, the Budget Committee recommended, and the Board of Directors approved, a salary of $120,000 and a bonus of $6,000 for Mr. Wertenberger. In addition, Mr. Wertenberger received long-term compensation in the form of a $6,000 allocation to his account under the ESOP. In recommending the salary and bonus amounts for Mr. Wertenberger, the Budget Committee considered the Bank's financial performance, Mr. Wertenberger's operational performance, and levels of executive compensation at comparable financial institutions. Although Mr. Wertenberger's compensation is below the median level for the Bank's peer group, the Budget Committee believes that the compensation awarded is consistent with the Bank's efforts to reward performance and control expenses.


Dated:  September 15, 1998                      BUDGET COMMITTEE

                                    Robert D. Ball             Douglas D. Marsh
                                    Jack L. Buttermore         John C. Thrapp
                                    John C. Harvey

Compensation Committee Interlocks and Insider Participation

     No person who served as a member of the Budget Committee during the 1998 fiscal year has ever been an officer or employee of the Company or any of its subsidiaries, except for John Thrapp, who serves as Asst. Trust Officer of the Bank. During the 1998 fiscal year, no executive officer of the Company or the Bank served as a director or member of the compensation committee of another entity, one of whose directors or executive officers served as a director or member of the Budget Committee of the Company or the Bank.

Performance GraphGraph

     The following graph compares the yearly percentage change in the Company's cumulative total shareholder return on the Common Stock with (i) the cumulative total return of the NASDAQ market index and (ii) the cumulative total return of the SNL Midwest Thrift Index comprised of all mid-west publicly traded savings and loan associations and savings and loan holding companies over the periods indicated. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is not necessarily indicative of future price performance.

            COMPARISON OF THE FIVE YEAR CUMULATIVE TOTAL RETURN AMONG
   PEOPLES BANCORP, THE NASDAQ MARKET INDEX, AND THE SNL MIDWEST THRIFT INDEX

(A graph is displayed here comparing Peoples Bancorp, NASDAQ for the entire United States, and the SNL Midwest Thrift index. It is not deemed incorporated in this proxy statement.)

The graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act or under the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

                                   PROPOSAL 2

                  APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     The Board of Directors has appointed the firm of Olive LLP, independent certified public accountants, to audit the consolidated financial statements of the Company for the fiscal year ending September 30, 1999. A proposal to approve the appointment of Olive LLP, will be presented to the Company's stockholders at the Meeting. Representatives of Olive LLP, are expected to be present at the Meeting and to be available to respond to appropriate questions. The representatives will also be provided an opportunity to make a statement, if they desire.

     The Board of Directors unanimously recommends that stockholders vote "FOR" the appointment of Geo. S. Olive & Co.

                                   PROPOSAL 3

        APPROVAL OF PEOPLES BANCORP 1998 STOCK OPTION AND INCENTIVE PLAN

Summary of Plan

     General. The Board of Directors of the Company recently adopted the Peoples Bancorp 1998 Stock Option and Incentive Plan (the "1998 Plan"). Pursuant to the 1998 Plan, officers, directors, employees and consultants of the Company, the Bank, and its affiliates are eligible to receive shares of Common Stock or other securities or benefits with a value derived from the value of the Common Stock.

     The purpose of the 1998 Plan is to enable the Company to attract, retain and motivate officers, directors, employees and consultants by providing for or increasing their proprietary interest in the Company and, in the case of non-employee directors, to attract such directors and further align their interests with those of the Company's shareholders by providing or increasing their proprietary interests in the Company.

     The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the Bank Incentive Plan will be 200,000 (subject to adjustment to prevent dilution). As of the date of this proxy statement, no shares of Common Stock were subject to awards under the 1998 plan.

     The Board of Directors believes the 1998 Plan is beneficial to the Company, the Bank, and the Company's shareholder and prospective shareholders. The 1998 Plan is subject to approval of the holders of a majority of the issued and outstanding shares of the Company, subject to any required changes of any regulatory agency.

     The Company intends to register the Common Stock reserved for issuance under the 1998 Plan with the SEC prior to issuing any Common Stock upon exercise thereof.

     Administration.

     The 1998 Plan is administered by a committee of two or more directors appointed by the Board of Directors of the Company (the "1998 Plan Committee"). The 1998 Plan Committee has full and final authority to select the recipients of awards and to grant such awards. Subject to the provisions of the 1998 Plan, the 1998 Plan Committee has a wide degree of flexibility in determining the terms and conditions of awards and the number of shares to be issued pursuant thereto, including conditioning the receipt or vesting of awards upon the achievement by the Bank and the Company of specified performance criteria. The expenses of administering the 1998 Plan are borne by the Company.

     Terms of Awards. The 1998 Plan authorizes the 1998 Plan Committee to award options to purchase Common Stock or stock appreciation rights. A stock appreciation right is a right to receive the appreciation in value, or a portion of the appreciation in value, of a specified number of shares of Common Stock. An award granted under the 1998 Plan may include a provision accelerating the receipt of benefits upon the occurrence of specified events, such as a change of control of the Company or a dissolution, liquidation, merger, reclassification, sale of substantially all of the property and assets of the Company or the Bank or other significant corporate transactions. The Committee may grant options that either are intended to be incentive stock options or non-incentive stock options. Awards to consultants and non-employee directors may only be non-incentive stock options.

     Subject to limitations imposed by law, the Board of Directors may amend or terminate the 1998 Plan at any time and in any manner. However, no such amendment or termination may deprive the recipient of an award previously granted under the 1998 Plan of any rights thereunder without his consent.

     Awards may not be granted under the 1998 Plan after the tenth anniversary of the adoption of the 1998 Plan. Although any award that was duly granted on or prior to such date may thereafter be exercised or settled in accordance with its terms, no shares of Common Stock may be issued pursuant to any award after the twentieth anniversary of the adoption of the 1998 Plan.

Federal Income Tax Consequences

     The following discussion is only a summary of the material federal income tax consequences of the awards that may that may be made under the 1998 Plan, and is based on existing federal law (including administrative regulations and rulings) which is subject to change, in some cases retroactively. This discussion is also qualified by the particular circumstances of individual participants, which may substantially alter or modify the federal income tax consequences herein discussed. In addition, the following discussion does not address state, local or foreign income taxes or any taxes other than income taxes.

     Incentive Stock Options. Generally under present law, when an option qualifies as an incentive stock option under Section 422 of the Code: (i) an optionee will not recognize taxable income either upon the grant or the exercise of the option, (ii) any gain or loss upon a qualifying disposition of the shares acquired by the exercise of the option will be treated as capital gain or loss, and (iii) no deduction will be allowed to the Company for federal income tax purposes in connection with the grant or exercise of an incentive stock option or a qualifying disposition of the shares. A disposition by an optionee of stock acquired upon exercise of an incentive stock option will constitute a qualifying disposition if it occurs more than two years after the grant of the option, and one year after the transfer of the shares to the optionee. If such stock is disposed of by the optionee before the expiration of those time limits, the transfer may be a "disqualifying disposition," in which case the optionee will recognize ordinary income equal to the lesser of (i) the aggregate fair market value of the shares as of the date of exercise less the option price, or (ii) the amount realized on the disqualifying disposition less the option price. The Company would become entitled to a corresponding deduction, subject to satisfaction of any applicable withholding or reporting obligations. Ordinary income from a disqualifying disposition will constitute ordinary compensation income. Any gain in addition to the amount reportable as ordinary income on a "disqualifying disposition" generally will be capital gain. The Company does not obtain a deduction to the extent gain on disposition of the shares is capital gain.

     Upon the exercise of an incentive stock option, the difference between the fair market value of the stock subject to the exercised option on the date of exercise and the option exercise price is treated as an adjustment to taxable income in that taxable year for alternative minimum tax purposes, as are a number of other items specified by the Code. Such adjustments (along with tax preference items) form the basis for the alternative minimum tax (presently at graduated rates for individuals), which may apply depending on the amount of the computed "regular tax" of the employee for that year. Under certain circumstances the amount of alternative minimum tax is allowed as a carryforward credit against regular tax liability in subsequent years. The Company does not obtain a deduction due to an optionee's incurrence of the alternative minimum tax.

     Non-Incentive Stock Options. n the case of stock options which do not qualify as an incentive stock option (non-incentive stock options), no income generally is recognized by the optionee at the time of the grant of the option. Under present law the optionee generally will recognize ordinary income at the time the non-incentive stock option is exercised equal to the aggregate fair market value of the shares acquired less the option price. Ordinary income from a non-incentive stock option will constitute compensation for which withholding or reporting may be required under federal and state law.

     Subject to special rules applicable when an optionee uses stock of the Company to exercise an option, shares acquired upon exercise of a non-incentive stock option will have a tax basis equal to their fair market value on the exercise date or other relevant date on which ordinary income is recognized and the holding period for the shares generally will begin on the date of exercise or such other relevant date. Upon subsequent disposition of the shares, the optionee generally will recognize capital gain or loss. Provided the shares are held by the optionee for more than one year prior to disposition, such gain or loss will be long-term capital gain or loss.

     The Company will generally be entitled to a deduction equal to the ordinary income (i.e., compensation) portion of the gain recognized by the optionee in connection with the exercise of a non-incentive stock option provided that the Company complies with any applicable withholding or reporting requirements of federal and state law. The Company does not obtain a deduction with respect to the capital gain on disposition of the shares.

     Options to Non-Employee Directors. These options are non-incentive stock options for tax purposes, and the tax rules applicable to them are the same as the rules for non-incentive stock options described above. However, because the optionees are not employees, income tax withholding would not be required in order for the Company to qualify for its income tax deduction.

     Stock Appreciation Rights (SARs). A recipient of a stock appreciation right will be taxed (and the Company will receive a corresponding deduction) when the recipient exercises the stock appreciation right. Income generated by such exercise will be ordinary compensation income and will be measured by the amount of cash received or the then-current fair market value of the stock received upon such event. The Company will have a withholding or reporting obligation.

     Restriction on Deductions. Not every amount paid as compensation for services is currently deductible. For example, depending upon the services rendered, some compensation payments must be capitalized or added to inventory costs. Two other restrictions potentially applicable to deductions for executive compensation payments are the restriction on deduction of so-called "excess parachute payments" and the Code Section 162(m) deduction limit of $1,000,000 per year for certain executive compensation. Whether any such restrictions will apply to specific payments of compensation by the Company cannot be predicted at this time.

     The description herein is intended to highlight and summarize the material terms of the 1998 Plan. For further information , shareholders are referred to a copy of the 1998 Plan which is attached hereto as Annex I.

     The Board of Directors unanimously recommends that stockholders vote "FOR" the approval of Peoples Bancorp 1998 Stock Option and Incentive Plan.

                             COSTS OF SOLICITATION

     The costs of this proxy solicitation will be paid by the Company. To the extent necessary, proxies may be solicited by personnel of the Company in person or by telephone, telegram or other means. Company personnel will not receive any additional compensation for solicitation of proxies unless such solicitation requires such persons to work overtime. If deemed necessary, the Company may retain a proxy solicitation firm. The Company will request record holders of shares beneficially owned by others to forward this proxy statement and related materials to the beneficial owners of such shares and will reimburse such record holders for their reasonable expenses incurred therewith.

                             FORM 10-K ANNUAL REPORT

     THE COMPANY WILL PROVIDE (WITHOUT CHARGE) TO ANY STOCKHOLDER SOLICITED HEREBY A COPY OF ITS 1998 ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION UPON THE WRITTEN REQUEST OF SUCH STOCKHOLDER. REQUESTS SHOULD BE DIRECTED TO THE COMPANY'S SECRETARY, 212 WEST 7TH STREET, AUBURN, INDIANA 46706.

                                  OTHER MATTERS

     The management does not know of any other matters to be presented for action by the stockholders at the annual meeting. If, however, any other matters not now known are properly brought before the meeting, the persons named in the accompanying proxy will vote such proxy in accordance with their judgment on such matters.

                             STOCKHOLDERS' PROPOSALS

     All proposals of stockholders to be presented for consideration at the next annual meeting and included in the proxy statement must be received by the Company no later than October 12, 1999.

December 11, 1998                                                PEOPLES BANCORP

                                PEOPLES BANCORP

                      1998 STOCK OPTION AND INCENTIVE PLAN


1. Purpose of the Plan.

     The purpose of this Peoples Bancorp 1998 Stock Option and Incentive Plan (the "Plan") is to advance the interests of the Company through providing select key Employees and Directors of the Company and its Affiliates with the opportunity to acquire shares of Common Stock. By encouraging such stock ownership, the Bank seeks to attract, retain, and motivate the best available personnel for positions of substantial responsibility and to provide additional incentive to Directors and key Employees of the Company or any Affiliate to promote the success of the business.

2. Definitions.

As used herein, the following definitions shall apply.

(a) "Affiliate" shall mean any "parent corporation" or "subsidiary corporation" of the Company, as such terms are defined in Section 424(e) and (f), respectively, of the Code, and any other subsidiary corporations of a parent corporation of the Company.

(b) "Agreement" shall mean a written agreement entered into in accordance with Paragraph 5(c).

(c) "Award" shall mean collectively, Options and SARs, unless the context clearly indicates a different meaning.

(d) "Bank" shall mean Peoples Federal Savings Bank of DeKalb County, a wholly owned subsidiary of the Company.

(e)  "Board" shall mean the Board of Directors of the Company.

(f)  "Code" shall mean the Internal Revenue Code of 1986, as amended.

(g) "Committee" shall mean the Stock Option Committee appointed by the Board in accordance with Paragraph 5(a) hereof.

(h) "Common Stock" shall mean the common stock, par value $1.00 per share, of the Company.

(i)  "Company" shall mean Peoples Bancorp.

(j) "Continuous Service" shall mean the absence of any interruption or termination of service as an Employee or Director of the Company or an Affiliate. Continuous Service shall not be considered interrupted in the case of sick leave, military leave, or any other leave of absence approved by the Company or in the case of transfers between payroll locations of the Company or between the Company, an Affiliate, or a successor.

(k)  "Control"  shall have the meaning  ascribed to such term in 12 C.F.R.  Part
     574. "Change in Control" shall mean: (i) the sale of all, or a material portion, of the assets of the Company; (ii) a merger or recapitalization in the Company whereby the Company is not the surviving entity; (iii) an acquisition of Control of the Company as defined in 12 C.F.R. 574.3 or as otherwise defined by the Office of Thrift Supervision, or any successor regulation or agency thereto; or (vi) the acquisition, directly or indirectly, of the beneficial ownership (within the meaning of that term as it is used in Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder) of twenty-five percent (25%) or more of the outstanding voting securities of the Company by any person, entity, or group. A Change in Control shall be deemed to have occurred upon the execution of any agreement or document the effect of which will result in a Change in Control. This definition shall not apply to the purchase of Shares by underwriters in connection with a public offering of securities of the Company, or the purchase of shares of up to 25% of any class of securities of the Company by a tax-qualified employee stock benefit plan which is exempt from the approval requirements of 12 C.F.R. Part 574. The term "person" refers to an individual or a corporation, partnership, trust, association, joint venture, pool, syndicate, sole proprietorship, unincorporated organization, or any other form of entity not listed. The decision of the Committee as to whether a Change in Control has occurred shall be conclusive and binding.

(l) "Director" shall mean any member of the Board, and any member of the board of directors of any Affiliate that the Board has by resolution designated as being eligible for participation in this Plan. "Non-employee Director" shall have the meaning set forth in Rule 16b-3.

(m)  "Effective Date" shall mean the date specified in Paragraph 15 hereof.

(n) "Employee" shall mean any person employed by the Company, the Bank, or an Affiliate who is an employee for federal tax purposes.

(o) "Exercise Price" shall mean the price per Optioned Share at which an Option may be exercised.

(p) "ISO" means an option to purchase Common Stock which meets the requirements set forth in the Plan, and which is intended to be and is identified as an "incentive stock option" within the meaning of Section 422 of the Code.

(q) "Market Value" shall mean the fair market value of the Common Stock, as determined under Paragraph 7(b) hereof.

(r) "Measurement Price" shall mean the price of the Common Stock to be utilized to determine the extent of stock appreciation. The Measurement Price as to any particular SAR shall not be less than the Market Value on the date of grant.

(s) "Non-ISO" means an option to purchase Common Stock which meets the requirements set forth in the Plan but which is not intended to be and is not identified as an ISO.

(t)  "Option" means an ISO and/or a Non-ISO.

(u) "Optioned Shares" shall mean Shares subject to an Award granted pursuant to this Plan.

(v) "Participant" shall mean any key Employee or other person who receives an Award pursuant to the Plan.

(w)  "Plan"  shall mean this Peoples  Bancorp  1998 Stock  Option and  Incentive
     Plan.

(x) "Rule 16b-3" shall mean Rule 16b-3 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended.

(y)  "Share" shall mean one share of Common Stock.

(z) "SAR" (or "Stock Appreciation Right") means a right to receive the appreciation in value, or a portion of the appreciation in value, of a specified number of shares of Common Stock.

3. Term of the Plan and Awards.

(a) Term of the Plan. The Plan shall continue in effect for a term of 10 years from the Effective Date or the date the Plan is adopted by the Board (whichever period ends earlier), unless sooner terminated pursuant to Paragraph 17 hereof. No Award shall be granted under the Plan after such ten year term.

(b) Term of Awards. The term of each Award granted under the Plan shall be established by the Committee, but shall not exceed 10 years; provided, however, that in the case of an Employee who owns Shares representing more than 10% of the outstanding Common Stock at the time an ISO is granted, the term of such ISO shall not exceed five years, subject to the provisions of
     Section 8(e) hereof.

4. Shares Subject to the Plan.

(a) General Rule. Except as otherwise required by the provisions of Paragraph 12 hereof, the aggregate number of Shares deliverable pursuant to Awards shall not exceed 200,000. Such Shares may either be authorized but unissued Shares or Shares held in treasury. If any Awards should expire, become unexercisable, or be forfeited for any reason without having been exercised or becoming vested in full, the Optioned Shares shall, unless the Plan shall have been terminated, be available for the grant of additional Awards under the Plan.

(b) Special Rule for SARs. The number of Shares with respect to which a SAR is granted, but not the number of Shares which the Company delivers or could deliver to an Employee or individual upon exercise of a SAR, shall be charged against the aggregate number of Shares remaining available under the Plan; provided, however, that in the case of a SAR granted in conjunction with an option, under circumstances in which the exercise of the SAR results in termination of the Option and vice versa, only the number of Shares subject to the Option shall be charged against the aggregate number of Shares remaining available under the Plan. The Shares involved in an Option as to which option rights have terminated by reason of the exercise of a related SAR, as provided in Paragraph 10 hereof, shall not be available for the grant of further Options under the Plan.

5. Administration of the Plan.

(a) Composition of the Committee. The Plan shall be administered by the Committee, which shall be composed solely of two (2) or more Non-employee Directors. Members of the Committee shall serve at the pleasure of the Board. In the absence at any time of a duly appointed Committee, the Plan shall be administered by the members of the Board.

(b) Powers of the Committee. Except as limited by the express provisions of the Plan or by resolutions adopted by the Board, the Committee shall have sole and complete authority and discretion, subject to compliance with applicable regulations of the Office of Thrift Supervision (i) to select Participants and grant Awards, (ii) to determine the form and content of Awards to be issued in the form of Agreements under the Plan, (iii) to interpret the Plan, (iv) to prescribe, amend and rescind rules and regulations relating to the Plan, and (v) to make other determinations necessary or advisable for the administration of the Plan. The Committee shall have and may exercise such other power and authority as may be delegated to it by the Board from time to time. A majority of the entire Committee shall constitute a quorum and the action of a majority of the members present at any meeting of the committee at which a quorum is present, or acts approved in writing by a majority of the Committee without a meeting, shall be deemed the action of the Committee.

(c) Agreement. Each Award shall be evidenced by a written agreement containing such provisions as may be approved by the Committee. Each such Agreement shall constitute a binding contract between the Company and the Participant, and every Participant, upon acceptance of such Agreement, shall be bound by the terms and restrictions of the Plan and of such Agreement. The terms of each such Agreement shall be in accordance with the Plan, but each Agreement may include such additional provisions and restrictions determined by the Committee, in its discretion, subject to compliance with applicable regulations, provided that such additional provisions and restrictions are not inconsistent with the terms of the Plan. In particular, the Committee shall set forth in each Agreement (i) the Exercise Price of an Option or SAR, (ii) the number of Shares subject to, and the expiration date of, the Award, (iii) the manner, time, and rate (cumulative or otherwise) of exercise or vesting of such Award, (iv) the restrictions, if any, to be placed upon such Award, or upon Shares which may be issued upon exercise of such Award, and (v) whether the Option is intended to be an ISO or a Non-ISO.

     The Chairman of the Committee and such other Directors and officers as shall be designated by the Committee are hereby authorized to execute Agreements on behalf of the Company and to cause them to be delivered to the recipients of Awards.

(d) Effect of the Committee's Decisions. All decisions, determinations, and interpretations of the Committee shall be final and conclusive on all persons affected thereby.

(e) Indemnification. In addition to such other rights of indemnification as they may have, the members of the Committee shall be indemnified by the Company in connection with any claim, action, suit, or proceeding relating to any action taken or failure to act under or in connection with the Plan or any Award, granted hereunder to the full extent provided for under the Certificate of Incorporation of the Company with respect to the indemnification of Directors.

6. Grant of Options.

(a) General Rule. On and after the Effective Date, key Employees and Non-employee Directors shall be eligible to receive discretionary grants of Options (or other Awards) pursuant to the Plan; provided that such grant shall not be made to an Employee or Non-employee Director whose Continuous Service terminates on or before the date of grant.

(b) The Option granted to the optionee hereunder (i) shall become vested and exercisable in accordance with the Agreement regarding such Option, (ii) shall have a term of not more than 10 years from the date of the Award, and
     (iii) shall be subject to the general rule set forth in Paragraph 8(c) with respect to the effect of an optionee's termination of Continuous Service on the Optionee's right to exercise his or her Options.

(c)  Special Rules for ISOs.

(1) The Option granted to the optionee hereunder (i) shall become vested and exercisable, on a cumulative basis, with respect to 20% of the Optioned Shares upon each of the first five anniversary dates of the date of grant, provided that vesting shall not occur on a particular date if the Optionee's Continuous Service has terminated on or before such date and
     (ii) shall have a term of 10 years from the date of the Award.

(2) The aggregate Market Value, as of the date the Option is granted, of the Shares with respect to which ISOs are exercisable for the first time by an Employee during any calendar year (under all incentive stock option plans, as defined in Section 422 of the Code, of the Company or any present or future Affiliate) shall not exceed $100,000. Notwithstanding the foregoing, the Committee may grant Options in excess of the foregoing limitations, in which case such Options granted in excess of such limitation shall be Options which are Non-ISOs.

7. Exercise Price for Options and Measurement Price for SARs.

(a) Limits on Committee Discretion. The Exercise Price as to any particular Option and the Measurement Price for any particular SAR shall not be less than 100% of the Market Value of the Optioned Shares on the date of grant without taking into account any restrictions on the Optioned Shares. In the case of an Employee who owns Shares representing more than 10% of the Company's outstanding Shares of Common Stock at the time an ISO is granted, the Exercise Price shall not be less than 110% of the Market Value of the Optioned Shares at the time the ISO is granted.

     (b) Standards for Determining Exercise Price or Measurement Price. If the Common Stock is listed on a national securities exchange (including the Nasdaq National Market or SmallCap System) on the date in question, then the Market Value per Share shall be the average of the highest and lowest selling prices on such exchange on such date, or if there were no sales on such date, then the Exercise Price or Measurement Price shall be the mean between the bid and asked prices on such date. If the Common Stock is traded otherwise than on a national securities exchange on the date in question, then the Market Value per Share shall be the mean between the bid and asked prices on such date, or, if there is no bid and asked prices on such date, then on the next prior business day on which there was bid and asked priced. If no such bid and asked prices are available, then the Market Value per Share shall be its fair market value as determined by the Committee, in its sole and absolute discretion.

8. Exercise of Options.

     (a) Generally. Subject to (e) below, any Option granted hereunder shall be exercisable at such times and under such conditions as shall be permissible under the terms of the Plan and of the Agreement granted to a Participant. An Option may not be exercised for a fractional Share.

     (b) Procedure for Exercise. A Participant may exercise Options, subject to provisions relative to its termination and limitations on its exercise, only by (1) written notice of intent to exercise the option with respect to a specified number of Shares, and (2) payment to the Company (contemporaneously with delivery of such notice) in cash, in Common Stock, or a combination of cash and Common Stock, of the amount of the Exercise Price for the number of Shares with respect to which the option is then being exercised. Each such notice (and payment where required) shall be delivered, or mailed by prepaid registered or certified mail, addressed to the Treasurer of the Company at the Company's executive offices. Common Stock utilized in full or partial payment of the Exercise Price for options shall be valued at its Market Value at the date of exercise.

     (c) Period of Exercisability. Except to the extent otherwise provided in more restrictive terms of an Agreement, an Option may be exercised by a Participant only with respect to the vested portion of such Option and only while a Participant is an Employee or Director that has maintained Continuous Service from the date of the grant of the Option, or within three months after termination of such Continuous Service (but not later than the date on which the Option would otherwise expire), except if the Employee's or Director's Continuous Service terminates by reason of:

     (1) "Just Cause" which for purposes hereof shall have the meaning set forth in any unexpired employment agreement between the Participant and the Company, the Bank, and/or an Affiliate (and, in the absence of any such agreement, shall mean termination because of the Employee's or Director's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order), then the Participant's rights to exercise such Option shall expire on the date of such termination;

     (2) death, then all Options of the deceased Participant shall become immediately exercisable and may be exercised within two years from the date of the Participant's death (but not later than the date on which the Option would otherwise expire) by the personal representatives of the Participant's estate or person or persons to whom the Participant's rights under such Option shall have passed by will or by laws of descent and distribution;

     (3) Permanent and Total Disability (as such term is defined in Section 22(e)(3) of the Code), then all Options of the disabled Participant shall become immediately exercisable and may be exercised within one year from the date of such Permanent and Total Disability, but not later than the date on which the Option would otherwise expire.

     (d) Effect of the Committee's Decisions. The Committee's determination whether a Participant's Continuous Service has ceased, and the effective date thereof, shall be final and conclusive on all persons affected thereby.

     (e) Vesting of all Options shall cease immediately upon the termination of employment or directorship of an optionee. The vesting schedule for ISOs set forth in Section 6(c)(1) of this Plan is the most rapid vesting permitted under the Plan for ISOs, except in the case of death or disability (which shall be governed by Paragraphs 8(c)(2) and (3) above) or a change in control (which shall be governed by Paragraph
          11).

9. Grants of Options to Non-Employee Directors

     (a) Grants. Notwithstanding any other provisions of this Plan, each Non-employee Director on the Effective Date is elegible to receive, on and after said date, Non-ISOs to purchase Shares. Such Non-ISOs shall have an Exercise Price per Share equal to the Market Value of a Share on the date of grant.

     Each Director who joins the Board after the Effective Date and who is a Non-employee Director shall be eligible to receive, on and after the date of joining the Board, a discretionary grant of Non-ISOs in accordance with Section 6 of the Plan at an Exercise Price per Share equal to the Market Value of a Share on the date of grant.

     (b) Terms of Exercise. Options received under the provisions of this Paragraph may be exercised in accordance with Paragraph 8 above.

10. SARs (Stock Appreciation Rights)

     (a) Granting of SARs. In its sole discretion, subject to compliance with applicable regulations, the Committee may from time to time grant SARs to Employees either in conjunction with, or independently of, any Options granted under the Plan. A SAR granted in conjunction with an Option may be an alternative right wherein the exercise of the Option terminates the SAR to the extent of the number of shares purchased upon exercise of the Option and, correspondingly, the exercise of the SAR terminates the Option to the extent of the number of Shares with respect to which the SAR is exercised. Alternatively, a SAR granted in conjunction with an Option may be an additional right wherein both the SAR and the Option may be exercised. A SAR may not be granted in conjunction with an ISO under circumstances in which the exercise of the SAR affects the right to exercise the ISO or vice versa, unless the SAR, by its terms, meets all of the following requirements:

     (1)  The SAR will expire no later than the ISO;

     (2) The SAR may be for no more than the difference between the Exercise Price of the ISO and the Market Value of the Shares subject to the ISO at the time the SAR is exercised;

     (3) The SAR is transferable only when the ISO is transferable, and under the same conditions;

     (4)  The SAR may be exercised only when the ISO may be exercised; and

     (5) The SAR may be exercised only when the Market Value of the Shares subject to the ISO exceeds the Exercise Price of the ISO.

     (b) Timing of Exercise. Any election by a Participant to exercise SARs shall be made during the period beginning on the 3rd business day following the release for publication of quarterly or annual financial information and ending on the 12th business day following such date. This condition shall be deemed to be satisfied when the specified financial data is first made publicly available. In no event, however, may a SAR be exercised within the six-month period following the date of its grant.

     The provisions of Paragraphs 8(c) and 8(e) regarding the period of exercisability and vesting of Options are incorporated by reference herein, and shall determine the period of exercisability and vesting of SARs.

     (c) Exercise of SARs. A SAR granted hereunder shall be exercisable at such times and under such conditions as shall be permissible under the terms of the Plan and of the Agreement granted to a Participant, provided that a SAR may not be exercised for a fractional Share. Upon exercise of a SAR, the Participant shall be entitled to receive, without payment to the Company except for applicable withholding taxes, an amount equal to the excess of (or, in the discretion of the Committee if provided in the Agreement, a portion of) the excess of the then aggregate Market Value of the number of Optioned Shares with respect to which the Participant exercises the SAR, over the aggregate Measurement Price of such number of Optioned Shares. This amount shall be payable by the Company, in the discretion of the Committee, in cash or in Shares valued at the then Market Value thereof, or any combination thereof.

     (d)  Procedure  for  Exercising   SARs.  To  the  extent  not  inconsistent
          herewith, the provisions of Paragraph 8(b) as to the procedure for exercising Options are incorporated by reference, and shall determine the procedure for exercising SARs.

11. Change in Control.

     All outstanding Awards shall become immediately exercisable in the event of a Change in Control of the Company, as determined by the Committee in its sole discretion. In the event of a Change in Control, the Committee and the Board of Directors, at their discretion, will take one or a combination of the following actions to be effective as of the date of such Change in Control:

     (1) provide that such Awards shall be assumed, or equivalent Awards shall be substituted ("Substitute Awards") by the acquiring or succeeding corporation (or an Affiliate thereof), provided that (a) any such Substitute Award exchanged for ISOs shall meet the requirements of
          Section 424(a) of the Code, and (b) the shares of stock issuable upon the exercise of such Substitute Award shall constitute securities registered in accordance with the Securities Act of 1933, as amended ("Securities Act"), or such securities shall be exempt from such registration in accordance with Sections 3(a)(2) or 3(a)(5) of the Securities Act, or

     (2) provide that the Participants will receive upon the consummation of the Change in Control transaction a cash payment for each Award surrendered equal to the difference between (1) the Market Value of the consideration to be received for each share of Common Stock in the Change in Control transaction times the number of Shares subject to a surrendered Award, and (2) the aggregate exercise price of such surrendered Awards. Awards to which the Committee or the Board has determined to provide a cash payment in lieu of the Award pursuant to this section shall be and become, upon the Change in Control the right to receive the cash payment only and shall cease to be an Award.

     The individual agreements concerning Awards under this Plan or other agreements between Participants and the Company, the Bank, and/or any Affiliate thereof, may provide restrictions on Awards in the case of a Change in Control in order to avoid adverse tax results under Section 280G and/or Section 4999 of the Code.

12. Effect of Changes in Common Stock Subject to the Plan.

     (a) Recapitalizations; Stock Splits, Etc. The number and kind of shares reserved for issuance under the Plan, and the number and kind of shares subject to outstanding Awards (and the Exercise Price thereof in the case of Options and the Measurement Price in the case of SARs), shall be proportionately adjusted for any increase, decrease, change, or exchange of Shares for a different number or kind of shares or other securities of the Company which results from a merger, consolidation, recapitalization, reorganization, reclassification, stock dividend, split-up, combination of shares, or similar event in which the number or kind of shares is changed without the receipt or payment of consideration by the Company.

     (b)  Special Rule for ISOs.  Any adjustment  made pursuant to  subparagraph
          (a) hereof shall be made in such a manner as not to constitute a modification, within the meaning of Section 424(h) of the Code, of outstanding ISOs.

     (c) Conditions and Restrictions on New, Additional, or Different Shares or Securities. If, by reason of any adjustment made pursuant to this Paragraph, a Participant becomes entitled to new, additional, or different shares of stock or securities, such new, additional, or different shares of stock or securities shall thereupon be subject to all of the conditions and restrictions that were applicable to the Shares pursuant to the Award before the adjustment was made.

     (d) Other Issuances. Except as expressly provided in this Paragraph, the issuance by the Company or an Affiliate of shares of stock of any class, or of securities convertible into Shares or stock of another class, for cash or property or for labor or services either upon direct sale or upon the exercise of rights or warrants to subscribe therefor, shall not affect, and no adjustment shall be made with respect to, the number, class, Exercise Price, or Measurement Price of Shares then subject to Awards or reserved for issuance under the Plan.

13. Non-Transferability of Awards.

     Awards may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent and distribution, or pursuant to the terms of a "qualified domestic relations order" (within the meaning of Section 414(p) of the Code and the regulations and rulings thereunder). An Award may be exercised only by a Participant, the Participant's personal representative, or a permitted transferee.

14. Time of Granting Awards.

     The date of grant of an Award shall, for all purposes, be the later of the date on which the Committee makes the determination of granting such Award, and the Effective Date. Notice of the determination shall be given to each Participant to whom an Award is so granted within a reasonable time after the date of such grant.

15. Effective Date.

     The Plan shall become effective immediately upon its approval by the Board; provided, however, that the Plan shall be approved by a favorable vote of stockholders owning at least a majority of the Shares cast at a meeting duly held in accordance with applicable laws within 12 months of the adoption of the Plan by the Board. If such approval of stockholders is not obtained within 12 months of the adoption of the Plan, all ISOs granted pursuant to the Plan shall become Non-ISOs.

16. Modification of Awards.

     At any time, and from time to time, the Board may authorize the Committee to direct execution of an instrument providing for the modification of any outstanding Award, provided no such modification shall confer on the holder of said Award any right or benefit which could not be conferred on such person by the grant of a new Award at such time, or impair the Award without the consent of the holder of the Award.

17. Amendment and Termination of the Plan.

     The Board may from time to time amend the terms of the Plan, subject to compliance with applicable regulations, and, with respect to any Shares at the time not subject to Awards, suspend or terminate the Plan; provided that the provisions of Paragraph 9 may not be amended more than once every six months (other than to comport with changes in the Code, the Employee Retirement Income Security Act of 1974, as amended, or the rules thereunder).

     Shareholder approval must be obtained for any amendment of the Plan that would change the number of Shares subject to the Plan (except in accordance with Section 13 above), change the category of persons eligible to be Participants, or materially increase the benefits under the Plan.

     No amendment, suspension, or termination of the Plan shall, without the consent of any affected holders of an Award, alter or impair any rights or obligations under any Award theretofore granted.

18. Conditions upon Issuance of Shares.

     (a) Compliance with Securities Laws. Shares of Common Stock shall not be issued with respect to any Award unless the issuance and delivery of such Shares shall comply with all relevant provisions of law, including, without limitation, the Securities Act of 1933, as amended, the rules and regulations promulgated thereunder, any applicable state securities law, and the requirements of any stock exchange upon which the Shares may then be listed. The Plan is intended to comply with Rule 16b-3, and any provision of the Plan which the Committee determines in its sole and absolute discretion to be inconsistent with said Rule shall, to the extent of such inconsistency, be inoperative and null and void, and shall not affect the validity of the remaining provisions of the Plan. The Committee shall have the power to amend the Plan to conform the Plan with Rule 16b-3.

     (b) Special Circumstances. The inability of the Company to obtain approval from any regulatory body or authority deemed by the Company's counsel to be necessary to the lawful issuance and sale of any Shares hereunder shall relieve the Company of any liability in respect of the non-issuance or sale of such Shares. As a condition to the exercise of an option or SAR, the Company may require the person exercising the Option or SAR to make such representations and warranties as may be necessary to assure the availability of an exemption from the registration requirements of federal or state securities law.

     (c) Committee Discretion. The Committee shall have the discretionary authority, subject to compliance with applicable regulations, to impose in Agreements such restrictions on Shares as it may deem appropriate or desirable, including but not limited to the authority to impose a right of first refusal or to establish repurchase rights or both of these restrictions.

19. Reservation of Shares.

     The Company, during the term of the Plan, will reserve and keep available a number of Shares sufficient to satisfy the requirements of the Plan.

20. Withholding Tax.

     The Company's obligation to deliver Shares upon exercise of Options and/or SARs shall be subject to the Participant's satisfaction of all applicable federal, state, and local income and employment tax withholding obligations. The Committee, in its discretion, may permit the Participant to satisfy the obligation, in whole or in part, by irrevocably electing to have the Company withhold Shares, or to deliver to the Company Shares that the Participant already owns, having a value equal to the amount required to be withheld. The value of Shares to be withheld, or delivered to the Company, shall be based on the Market Value of the Shares on the date the amount of tax to be withheld is to be determined. As an alternative, the Company may retain, or sell without notice, a number of such Shares sufficient to cover the amount required to be withheld.

21. No Employment or Other Rights.

     In no event shall an Employee's or Director's eligibility to participate or participation in the Plan create or be deemed to create any legal or equitable right of the Employee, Director, or any other party to continue service with the Company, the Bank, or any Affiliate of such corporations. Except to the extent provided in Paragraphs 6(b) and 9(a), no Employee or Director shall have a right to be granted an Award or, having received an Award, the right to again be granted an Award. However, an Employee or Director who has been granted an Award may, if otherwise eligible, be granted an additional Award or Awards.

22. Governing Law.

     The Plan shall be governed by and construed in accordance with the laws of the State of Indiana, except to the extent that federal law shall be deemed to apply.