Form 10-Q
period 1998-12-31
PEOPLES BANCORP
filed 1999-01-20
CIK 869004

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



December 31, 1998                                               Commission
                                                           File Number 000-18991

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


Common stock, par value $1 per share                     3,261,534 shares
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

        Consolidated Statement of Financial Condition
        as of December 301 1998 and September 30, 1998.........................3

        Consolidated Statement of Income for the three
        months ended December 13, 1998 and 1997................................4

        Consolidated Statement of Changes in Stockholders'
        Equity for the three months ended December 31, 1998....................5

        Consolidated Statement of Cash Flows for the
        three months ended December 31, 1998 and 1997..........................6

        Notes to Consolidated Financial Statements...........................7-8

Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................9-14

Part II.     Other Information

   Item 6.   Exhibits and Reports on Form 8-K.................................15

Signatures....................................................................16

                          PART I. FINANCIAL INFORMATION

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                         ASSETS
                                                      December 31, September 30,
                                                          1998        1998
                                                     ------------ ------------
Cash                                                 $  5,491,361  $ 3,567,625
Short-term interest-bearing deposits                    3,925,360            -
                                                     ------------ ------------
    Total cash and cash equivalents                     9,416,721    3,567,625
Interest-bearing deposits                               5,318,000      718,000
Securities available for sale                          20,631,532   21,877,758
Securities held to maturity
   (approximate market value $714,634 and $4,716,777)     699,416    4,695,993
Mortgage-backed securities                                345,387      372,282
Loans:
     Loans                                            274,205,753  267,605,591
     Less: Allowance for loan losses                      974,898      947,008
                                                     ------------ ------------
     Net loans                                        273,230,855  266,658,583
Premises and equipment                                  2,354,056    2,396,878
Federal Home Loan Bank of Indianapolis stock,at cost    2,217,700    2,217,700
Other assets                                            1,754,972    2,431,962
                                                     ------------ ------------
    Total assets                                     $315,968,639 $304,936,781
                                                     ============ ============

                            LIABILITIES

Bank overdraft                                       $          - $  1,171,306
NOW and savings deposits                               83,047,060   75,428,503
Certificates of deposit                               178,794,103  173,116,777
Reverse Repurchase Agreements                           3,363,034    4,202,653
Federal Home Loan Bank advances                         4,000,000    5,000,000
Advances by borrowers for taxes and insurance               2,005          998
Other liabilities                                       1,819,423    1,345,917
                                                     ------------ ------------
    Total liabilities                                 271,025,625  260,266,154
                                                     ------------ ------------

                       STOCKHOLDERS' EQUITY

Preferred stock, par value $1;
    Authorized and unissued -- 5,000,000 shares                 -            -
Common stock, par value $1;
    Authorized--7,000,000 shares:
    Issued and outstanding--3,261,534 and
         3,280,684 shares                               3,261,534    3,280,684
Additional paid-in capital                              2,655,507    3,020,798
Retained earnings--substantially restricted            38,965,327   38,272,422
Accumulated other comprehensive income                     60,646       96,723
                                                     ------------ -------------
    Total stockholders' equity                         44,943,014   44,670,627
                                                     ------------ ------------
    Total liabilities and stockholders' equity       $315,968,639 $304,936,781
                                                     ============ ============

See notes to consolidated financial statement

                                                            PEOPLES BANCORP
                             AND SUBSIDIARY

                    CONSOLIDATED STATEMENT OF INCOME
                               (Unaudited)

                                                 Three months ended
                                                    December 31,
                                       --------------------------------------
                                          1998                       1997
                                       -----------                -----------
Interest Income:
    Loans                              $5,359,236                 $4,914,655
    Securities                            344,885                    498,034
    Mortgage-backed securities              9,062                     11,501
    Other interest and dividend income    132,499                    219,673
                                       -----------                -----------
                                        5,845,682                  5,643,863
                                       -----------                -----------

Interest Expense:
     Now and savings deposits             552,657                    516,787
     Certificates of deposit            2,387,545                  2,445,742
     Short-term borrowings                 40,892                     42,225
     Federal Home Loan Bank Advances       63,206                          -
                                       -----------                -----------
                                        3,044,300                  3,004,754
                                       -----------                -----------
Net Interest Income                     2,801,382                  2,639,109
     Provision for losses on loans         30,942                      5,121
                                       -----------                -----------
Net Interest Income After Provision
      for Losses on Loans               2,770,440                  2,633,988
                                       -----------                -----------

Other Income:
    Trust income                            8,138                     16,858
    Fees and service charges              142,381                    111,670
    Other income                           39,093                     30,123
                                       -----------                -----------
                                          189,612                    158,651
                                       -----------                -----------

Other Expense:
    Salaries and employee benefits        595,402                    630,640
    Net occupancy expenses                 78,925                     68,956
    Equipment expenses                    105,345                     59,539
    Data processing expense               101,583                     77,731
    Deposit insurance expense              35,824                     37,579
    Other expenses                        288,882                    263,676
                                       -----------                -----------
                                        1,205,961                  1,138,121
                                       -----------                -----------
Income Before Income Tax                1,754,091                  1,654,518
     Income tax expense                   669,800                    629,330
                                       -----------                -----------
Net Income                             $1,084,291                 $1,025,188
                                       ===========                ===========

Basic Income Per Common Share            $0.33                      $0.30
Diluted Income Per Common Share          $0.33                      $0.30
Average Common Shares Outstanding    3,270,559                  3,391,460

See notes to consolidated financial statements.


                                                                             PEOPLES BANCORP
                                                                              AND SUBSIDIARY

                                                         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                (Unaudited)



                                                                                                  Accumulated
                                        Common Stock                   Retained                     Other
                                    --------------------  Additional   Earnings                  Comprehensive
                                      Number               Paid-in  (Substantially Comprehensive    Income
                                    of Shares   Amount     Capital    Restricted)     Income      Net of Tax       Total
                                    --------- ---------- ---------- -------------- ------------- ------------- ------------
Balances, September 30,
1998                                3,280,684 $3,280,684 $3,020,798  $38,272,422   $        -      $ 96,723    $44,670,627

Unrealized gains (losses) on
  securities available for sale             -          -          -            -      (36,077)      (36,077)       (36,077)

Cash dividends
  ($.12per share)                           -          -          -     (391,386)                         -       (391,386)

Repurchase of stock                   (19,150)   (19,150)  (365,291)           -                          -       (384,441)

Net income for the
 three months ended
 December 31, 1998                          -          -          -    1,084,291    1,084,291            -       1,084,291
                                    --------- ---------- ----------  -----------   ----------     --------     -----------
Balances, December 31,
 1998                               3,261,534 $3,261,534 $2,655,507  $38,965,327   $1,048,214     $ 60,646     $44,943,014
                                    ========= ========== ==========  ===========   ==========     ========     ============

See notes to consolidated financial statements.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                         Threee months ended
                                                             December 31,
                                                    ----------------------------
                                                        1998           1997
                                                    -------------  -------------

Operating Activities:
  Net income                                          $1,084,291     $1,025,188
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Provision for loan losses                             30,942          5,121
    Depreciation and amortization                        105,322         69,594
    Amortization of premiums and discounts on
      investment securities                              (17,686)       (74,707)
    Amortization of deferred loan fees                  (116,556)       (77,251)
  Change in:
    Interest receivable                                  183,136          1,607
    Interest payable                                      49,775         (4,778)
  Other adjustments:                                    (762,922)       533,790
                                                    -------------  -------------
         Net cash provided by operating activities       556,302      1,478,564
                                                    -------------  -------------
Investing Activities:
  Net change in  interest-bearing deposits            (4,600,000)    (1,720,000)
  Purchases of securities-held to maturity                     -              -
  Purchases of investment securities-avilable for sale (187,322) (1,506,462) Proceeds from maturities of investment
    securities-held to maturity                        4,027,498         33,544
  Proceeds from maturities of securities-available
    for sale                                           2,100,000      2,000,000
  Net change in mutual funds                             (96,785)      (545,266)
  Net change in loans                                 (6,509,027)    (6,409,226)
  Purchases of premises and equipment                    (62,500)       (68,960)
  Proceeds from sales of real estate owned                     -              -
                                                    -------------  -------------
         Net cash used by investing activities        (5,328,136)    (8,216,370)
                                                    -------------  -------------
Financing Activities:
  Net change in:
     NOW and savings accounts                          7,612,784        791,306
     Certificates of deposit                           5,624,708        954,186
     Short-term borrowings                              (839,619)       991,911
     FHLB advances                                    (1,000,000)             -
  Net change in advances by borrowers for
     taxes and insurance                                   1,007          1,034
  Cash dividends                                        (393,509)      (361,812)
  Repurchase of common stock                            (384,441)       (23,823)
                                                    -------------  -------------
     Net cash provided by financing activities        10,620,930      2,352,802
                                                    -------------  -------------
Net Change in Cash and Cash Equivalents                5,849,096     (4,385,004)
Cash and Cash Equivalents, Beginning of Period         3,567,625     10,732,144
                                                    -------------  -------------
Cash and Cash Equivalents, End of Period              $9,416,721     $6,347,140
                                                    =============  =============

Additional Cash Flows and Supplementary Information:
   Interest paid                                      $2,994,525     $3,009,532
   Income tax paid                                       257,991        174,414

See notes to consolidated financial statements.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Information with respect to the three months ended December 31, 1998 and 1997, and at December 31, 1998 and 1997, is unaudited.)


1.  BASIS OF PRESENTATION

The significant accounting policies followed by Peoples Bancorp (the Company) and its wholly-owned subsidiary, Peoples Federal Savings Bank of DeKalb County, (the Bank), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three months ended December 31, 1998, are not necessarily indicative of those expected for the remainder of the year.


2.  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

The Consolidated Statement of Financial Condition at September 30, 1998, has been taken from the audited consolidated financial statements at that date.


3.  CASH DIVIDEND

A cash dividend of $.12 per common share was declared on December 15, 1998, payable on January 21, 1999, to stockholders of record as of January 4, 1999.


4.  EARNINGS PER COMMON SHARE

Basic earnings per share have been computed based on the average common shares outstanding during, and the earnings for, the periods presented. Diluted earnings per share were calculated as if outstanding stock options at December 31, 1997 had been exercised, and the exercise price used to repurchase stock at the then current market price. The resulting number of shares was used to calculate the diluted earnings per share, which did not differ from the basic earnings per share number. There are no outstanding potentially dilutive stock equivalents at December 31, 1998.





                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Information with respect to the three months ended December 31, 1998 and 1997, and at December 31, 1998 and 1997, is unaudited.)


5.  COMMITMENTS TO FUND LOANS

Commitments to fund mortgage loans are as follows:


                              December 31, 1998      September 30, 1998
                          -----------------------  ----------------------
                              Amount      Rate         Amount      Rate
                          -------------  -------   -------------  -------
     Adjustable rate        $3,940,950               $2,776,050
     Fixed rate              3,519,050    7.10%       3,970,570    7.22%
                          -------------  =======   -------------  =======
                            $7,460,000               $6,746,620
                          ==============           =============




6.  STOCK REPURCHASE PLAN

On May 17, 1997, the Company's board of directors authorized the repurchase of up to 240,000 of the Company's outstanding shares of common stock . Such purchases will be made subject to market conditions in the open market or privately negotiated transactions. At December 31, 1998, the Company has repurchased 156,108 shares of its outstanding stock under this plan.

7.  RECLASSIFICATIONS

Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation.


8.  COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income for the fiscal year starting October 1, 1998. The only comprehensive income item affecting the company is the net unrealized gain on available for sale securities. This item is presented, net of tax as part of the Consolidated Statement of Changes in Stockholders' Equity.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Total assets at December 31, 1998 were $315,968,639, an increase of $11,031,858 from September 30, 1998. The increase is attributable primarily to loans which increased $6,572,272 to $273,230,855, cash and cash equivalents which increased $5,849,096 to $9,416,721, and interest-bearing time deposits which increased $4,600,000 to $5,318,000. These increases were partially offset by decreases in investment securities.

Total  deposits  were   $261,841,163  at  December  31,  1998,  an  increase  of
$13,295,883 since September 30, 1998.

LIQUIDITY

As calculated for regulatory purposes, liquidity was 5.21% at December 31, 1998 as compared to 9.42% at September 30, 1998. Liquidity and loan repayments may need to be supplemented with borrowings from the Federal Home Loan Bank to meet loan fundings and other obligations and expenditures.

CAPITAL RESOURCES

The following table presents Peoples Federal Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of December 31, 1998.


                                             At December 31, 1998
                               -------------------------------------------------
                                                 Required for       To Be Well
                                  Actual     Adequate Capital(1) Capitalized (1)
                               -------- ----- ------------------- --------------
                                Amount    %    Amount      %       Amount     %
                               -------- ----- -------- ---------- -------- -----

Total risk-based capital (1)
 (to risk-weighted assets)     $36,980  22.6% $13,104     8.0%    $16,380  10.0%
Tier 1 Capital (1)
 (to adjusted tangible assets) $36,038  11.6% $12,400     4.0%    $18,603   6.0%
Tier 1 Capital (1)
 (to adjusted total assets)    $36,038  11.6% $12,400     4.0%    $15,502   5.0%

(1) as defined by regulatory agencies

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

SUMMARY OF RESULTS OF OPERATIONS

Peoples Bancorp and subsidiary had net income of $1,084,291 or $0.33 per share for the three months ended December 31, 1998 as compared to $1,025,188 or $0.30 per share for the same period ended 1997. The increase was primarily due to higher net interest income partially offset by higher operating expenses.

NET INTEREST INCOME

Net interest income was $2,770,440 for the three months ended December 31, 1998 as compared to $2,633,988 for the same period ended 1997. Interest income increased $201,819 to $5,845,682 for the three months primarily due to higher volumes of loans. Interest expense increased $39,546 to $3,044,300 primarily due to higher deposit and borrowing volumes. Provision for loan loss increased $25,821 to $30,942 for the three months ended December 31, 1998, reflecting management's continued review of the loan portfolio.

The following table presents average balances and associated rates earned and paid for all interest earning assets and interest bearing liabilities for the three months ended December 31, 1998 and 1997. (dollars in thousands)

                                 1998                          1997
                     ----------------------------- -----------------------------
                      Average   Interest Effective   Average  Interest Effective
                      Balance    Yield     Rate      Balance   Yield     Rate
                     ---------- -------- --------- ---------- -------- ---------
Loans                 $274,406   $5,359    7.81%    $238,282   $4,915   8.25%
Securities              19,376      345    7.12%      37,923      543   5.73%
Mortgage-backed
     securities            362        9    9.94%         481       11   9.15%
Other                    9,732      133    5.47%       9,722      175   7.20%
                     ---------- --------           ---------- --------
Combined               303,876    5,846    7.70%     286,408    5,644   7.88%
                     ---------- --------           ---------- --------
NOW and savings
     deposits           78,543      553    2.82%      71,934      517   2.87%
Certificates of
     deposit           173,976    2,388    5.49%     171,936    2,446   5.69%
Borrowings               8,314      104     5.00%      3,491       42   4.81%
                     ---------- --------           ---------- --------
Combined              $260,833    3,045    4.67%    $247,361    3,005   4.86%
                     ---------- --------           ---------- --------
Net interest income/
   interest rate spread          $2,801    3.03%               $2,639   3.02%
                                ======== ========             ======== =======

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


The following table illustrates the change in net interest income due to changes in rates and average volumes. (dollars in thousands)

                      Three months ended December 31, 1998 vs. 1997
                             Rate      Volume     Total
                           --------  ---------  --------
Loans                       $(272)     $ 717     $ 445
Securities                    122       (275)     (153)
Mortgage-backed
     securities                 -         (3)       (3)
Other                         (87)         -       (87)
                           -------   ---------  --------
Total                        (237)       439       202
                           -------   ---------  --------
NOW and savings deposits       (9)        45        36
Certificates of deposit       (87)        29       (58)
Short-term borrowings           -         (1)       (1)
FHLB advances                   -         63        63
                           -------   ---------  --------
Total                         (96)       136        40
                           -------   ---------  --------
Net interest income         $(141)     $ 303     $ 162
                           =======   =========  ========



NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE

Non-performing assets at December 31, 1998 and September 30, 1998 are as follows: (dollars in thousands)


                                     December 31,1998     September 30, 1998
                                     ----------------     ------------------
Non-accruing loans                        $486                 $729
Loans contractually past due 90 days
     or more other than nonaccruing         61                   23
Real estate owned                           22                    -
                                         ------               ------
                                          $569                 $752
                                         ======               ======

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE (CONT'D)

The following table analyzes the allowance for loan and REO losses for the three months ended December 31, 1998 and 1997. (dollars in thousands)

                                      Loans                  REO
                               ------------------   --------------------
                                 1998      1997        1998       1997
                               --------  --------   ---------   --------
Balance at 9/30                  $947      $887         $ -        $ -
Provision adjustment charged
     (credited) to expense         30         5           -          -
Chargeoffs                         (6)       (5)          -          -
Recoveries                          3        13           -          -
                               --------  --------   ---------   --------
Balance at 12/31                 $974      $900         $ -        $ -
                               ========  ========   =========   ========


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

Management continually reviews the mix and delinquency status of its loan portfolio and classifies those loans which it deems appropriate. As of December 31, 1998, asset balances and the corresponding allocation of the provision for loan losses were as follows: (dollars in thousands)

                              Asset     Allocation of
                             Balance      Reserve
                          ------------  -------------
       Loss                 $     33         $ 33
       Doubtful                    -            -
       Substandard               572          114
       Unclassified          315,364          827
                          -----------    ---------
                            $315,969         $974
                          ===========    =========

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

Balance at end of period        December 31,        December 31,
  applicable to:              ----------------   -----------------
                                   1998                1997
                              ----------------   -----------------
Residential Mortgage Loans     $790     92.1%     $699      92.4%
Commercial Real Estate Loans     20      2.2%       18       2.0%
Commercial and Other Loans        -        -         -         -
Consumer Loans                   65      5.7%       40       5.6%
Unallocated                      99                143
                              ------  --------   -------  --------
Total                          $974    100.0%     $900     100.0%
                              ======  ========   =======  ========

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


NON-INTEREST INCOME

The Company's non-interest income increased to $189,612 as compared to $158,651 for the same periods one year ago. The increase was attributable to higher fee income.

NON-INTEREST EXPENSE

Total non-interest expense for the three months ended December 31, 1998 was $1,205,961 as compared to $1,138,121 for 1997. The increase was due to increased equipment expenses due to the addition of new mortgage loan processing software, ATM machines and other computer upgrades being undertaken in anticipation of the year 2000, and increases in trust expense and NOW department expense due to software upgrades which necessitate higher support fees. These increases were partially offset by lower personnel costs due to the high loan origination volume. Since the Bank can recognize only the amount of points charged which cover their cost to originate a loan, and must defer the rest, the high loan origination volume generates higher fee recognition, which offsets a higher portion of salary expense.


INCOME TAXES

Income taxes for the three months ended December 31, 1998 were $669,800, as compared to $629,330 for a year ago. The higher tax figure this year is a result of higher pretax income.

                           PART II. OTHER INFORMATION

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY


Item 6.  Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended December 31, 1998.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                                   SIGNATURES



Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the

Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                                     PEOPLES BANCORP
                                                      (REGISTRANT)




Date: January 19, 1999                              Maurice F. Winkler III
                                         President and Chief Operating Officer



Date: January 19, 1999                             Deborah K. Stanger
                                      Vice President and Chief Financial Officer