Form 10-Q
period 1999-03-31
PEOPLES BANCORP
filed 1999-04-22
CIK 869004

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



March 31, 1999                                                 Commission
                                                           File Number 000-18991

                                 PEOPLES BANCORP
                             212 WEST SEVENTH STREET
                                AUBURN, IN 46706


             Indiana                                            35-1811284
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)


Registrant's telephone number, including area code:               (219) 925-2500
                                                                  --------------

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


Common stock, par value $1 per share                      3,220,248 shares
------------------------------------                      ----------------
            (Title of class)                    (Outstanding at April  21, 1999)

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                                                                           Page
                                                                          Number

Part I   Financial Information:

Item 1.  Consolidated Financial Statements

          Consolidated Statement of Financial Condition
          as of March 31, 1999 and September 30, 1998..........................3

          Consolidated Statement of Income for the three and six
          months ended March 31, 1999 and 1998.................................4

          Consolidated Statement of Changes in Stockholders'
          Equity for the three and six months ended March 31, 1999.............5

          Consolidated Statement of Cash Flows for the
          six months ended March 31, 1999 and 1998.............................6

          Notes to Consolidated Financial Statements.........................7-8

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................9-17

Part II.     Other Information

Item 6.   Exhibits and Reports on Form 8-K....................................18

Signatures....................................................................19

                          PART I. FINANCIAL INFORMATION

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY


                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                         ASSETS
                                                        March 31,  September 30,
                                                           1999        1998
                                                      ------------ -------------
Cash                                                     3,234,369 $  3,567,625
Short-term interest-bearing deposits                     6,308,410            -
                                                      ------------ ------------
 Total cash and cash equivalents                         9,542,779    3,567,625
Interest-bearing deposits                                5,318,000      718,000
Securities available for sale                           17,722,423   21,877,758
Securities held to maturity
 approximate market value $616,650 and $4,716,777)         602,810    4,695,993
Mortgage-backed securities                                 317,044      372,282
Loans:
     Loans                                             280,308,374  267,605,591
     Less: Allowance for loan losses                       969,467      947,008
                                                      ------------ ------------
     Net loans                                         279,338,907  266,658,583
Premises and equipment                                   2,326,179    2,396,878
Federal Home Loan Bank of Indianapolis stock, at cost    2,217,700    2,217,700
Other assets                                             2,489,673    2,431,962
                                                      ------------ ------------
    Total assets                                      $319,875,515 $304,936,781
                                                      ============ ============

                            LIABILITIES

Bank overdraft                                        $          -  $ 1,171,306
NOW and savings deposits                                84,328,569   75,428,503
Certificates of deposit                                181,895,628  173,116,777
Reverse Repurchase Agreements                            3,268,972    4,202,653
Federal Home Loan Bank advances                          4,000,000    5,000,000
Advances by borrowers for taxes and insurance                  928          998
Other liabilities                                        1,181,530    1,345,917
                                                      ------------ ------------
    Total liabilities                                  274,675,627  260,266,154
                                                      ------------ ------------

                       STOCKHOLDERS' EQUITY

Preferred stock, par value $1;
    Authorized and unissued -- 5,000,000 shares                  -            -
Common stock, par value $1;
    Authorized--7,000,000 shares:
    Issued and outstanding--3,242,898 and
         3,280,684 shares                                3,242,898    3,280,684
Additional paid-in capital                               2,298,019    3,020,798
Retained earnings--substantially restricted             39,644,779   38,272,422
Accumulated other comprehensive income                      14,192       96,723
                                                      ------------ ------------
    Total stockholders' equity                          45,199,888   44,670,627
                                                      ------------ ------------
    Total liabilities and stockholders' equity        $319,875,515 $304,936,781
                                                      ============ ============

See notes to consolidated financial statements.

                                    PEOPLES BANCORP
                                    AND SUBSIDIARY

                           CONSOLIDATED STATEMENT OF INCOME
                                      (Unaudited)

                                     Three months ended      Six months ended
                                          March 31,              March 31,
                                  ---------------------- -----------------------
                                     1999        1998       1999         1998
                                  ----------  ---------- ----------- -----------
Interest Income:
  Loans                            $5,390,933 $5,028,576 $10,750,169 $ 9,943,231
  Securities                          293,152    457,795     638,037     955,829
  Mortgage-backed securities            8,437     11,266      17,499      22,767
  Other interest and dividend income  172,978    227,598     305,477     447,271
                                   ---------- ---------- ----------- -----------
                                    5,865,500  5,725,235  11,711,182  11,369,098
                                   ---------- ---------- ----------- -----------
Interest Expense:
   Now and savings deposits           580,728    510,080   1,133,385   1,026,867
   Certificates of deposit          2,279,495  2,406,497   4,667,040   4,852,239
   Short-term borrowings               34,559     50,448     123,406      92,673
   Federal Home Loan Bank Advances     60,200          -      75,451           -
                                   ---------- ---------- ----------- -----------
                                    2,954,982  2,967,025   5,999,282   5,971,779
                                   ---------- ---------- ----------- -----------
Net Interest Income                 2,910,518  2,758,210   5,711,900   5,397,319
  Provision for losses on loans        10,275      2,542      41,217       7,663
                                   ---------- ---------- ----------- -----------
Net Interest Income After Provision
      for Losses on Loans           2,900,243  2,755,668   5,670,683   5,389,656
                                   ---------- ---------- ----------- -----------
Other Income:
  Trust income                         34,890     28,897      43,028      45,755
  Fees and service charges            147,554    106,426     289,935     218,096
  Other income                         30,356     41,789      69,449      71,912
                                   ---------- ---------- ----------- -----------
                                      212,800    177,112     402,412     335,763
                                   ---------- ---------- ----------- -----------
Other Expense:
  Salaries and employee benefits      735,218    563,071   1,330,620   1,193,711
  Net occupancy expenses              123,560     82,284     202,485     151,241
  Equipment expenses                  111,336     88,776     216,681     148,315
  Data processing expense              95,884     83,245     197,467     160,976
  Deposit insurance expense            37,486     37,616      73,310      75,195
  Other expenses                      276,111    257,308     564,993     520,984
                                   ---------- ---------- ----------- -----------
                                    1,379,595  1,112,300   2,585,556   2,250,422
                                   ---------- ---------- ----------- -----------
Income Before Income Tax            1,733,448  1,820,480   3,487,539   3,474,997
   Income tax expense                 664,850    700,215   1,334,650   1,329,545
                                   ---------- ---------- ----------- -----------
Net Income                         $1,068,598 $1,120,265  $2,152,889 $ 2,145,452
                                   ========== ========== =========== ===========

Basic Income Per Common Share           $0.33      $0.33       $0.66       $0.63
Diluted Income Per Common Share         $0.33      $0.33       $0.66       $0.63
Average Common Shares Outstanding   3,253,664  3,382,787   3,262,204   3,386,446

See notes to consolidated financial statements.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                                              Accumulated
                                     Common Stock                    Retained                    Other
                                 --------------------- Additional    Earnings                 Comprehensive
                                   Number                Paid-in (Substantially Comprehensive    Income
                                 of Shares   Amount      Capital   Restricted)     Income      Net of Tax      Total
                                 --------- ----------- ---------- ------------- ------------- ------------- ------------
Balances, September 30,
1998                             3,280,684  $3,280,684 $3,020,798  $38,272,422   $        -      $96,723    $44,670,627

Unrealized gains (losses) on
  securities available for sale          -           -          -            -      (82,531)     (82,531)       (82,531)

Cash dividends
     ($.24 per share)                    -           -          -     (780,532)                         -      (780,532)

Repurchase of stock                (37,786)    (37,786)  (722,779)           -                          -      (760,565)

Net income for the
    six months ended
    March  31, 1999                      -           -          -    2,152,889    2,152,889            -      2,152,889
                                 ---------- ---------- ---------- ------------- ------------- ------------- ------------
Balances, March  31,
    1999                         3,242,898  $3,242,898 $2,298,019  $39,644,779   $2,070,358      $14,192    $45,199,888
                                 ========== ========== ========== ============= ============= ============= ============

See notes to consolidated financial statements.

                                      PEOPLES BANCORP
                                      AND SUBSIDIARY

                           CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           Six months ended
                                                              March 31,
                                                      --------------------------
                                                         1999          1998
                                                      ------------ -------------
Operating Activities:
  Net income                                           $2,152,889   $ 2,145,453
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Provision for loan losses                              41,217         7,663
    Depreciation and amortization                         208,876       148,887
    Amortization of premiums and discounts on
      investment securities                               (33,488)      (89,848)
    Amortization of deferred loan fees                   (220,433)     (184,568)
  Change in:
    Interest receivable                                    96,755        50,416
    Interest payable                                      117,612        45,669
  Other adjustments:                                   (1,370,612)      178,597
                                                      ------------ -------------
         Net cash provided by operating activities        992,816     2,302,269
                                                      ------------ -------------
Investing Activities:
  Net change in  interest-bearing deposits             (4,600,000)   (2,761,041)
  Purchases of securities-held to maturity                      -             -
  Purchases of investment securities-avilable for sale (2,180,447)   (4,067,539)
  Proceeds from maturities of investment
    securities-held to maturity                         4,156,444        62,744
   Proceeds from maturities of
    securities-available for sale                       6,400,000     6,625,000
  Net change in mutual funds                             (182,284)            -
  Net change in loans                                 (12,569,371)   (9,802,623)
  Purchases of premises and equipment                    (138,177)     (768,729)
  Proceeds from sales of real estate owned                 22,369        41,853
                                                      ------------ -------------
         Net cash used by investing activities         (9,091,466)  (10,670,335)
                                                      ------------ -------------
Financing Activities:
  Net change in:
     NOW and savings accounts                           8,892,434     4,315,125
     Certificates of deposit                            8,660,580     3,639,121
     Short-term borrowings                               (933,681)      956,078
     FHLB advances                                     (1,000,000)            -
  Net change in advances by borrowers for
     taxes and insurance                                      (70)          840
  Cash dividends                                         (784,893)     (734,926)
  Repurchase of common stock                             (760,566)     (319,934)
                                                      ------------ -------------
         Net cash provided by financing activities     14,073,804     7,856,304
                                                      ------------ -------------
Net Change in Cash and Cash Equivalents                 5,975,154      (511,762)
Cash and Cash Equivalents, Beginning of Period          3,567,625    10,732,144
                                                      ------------ -------------
Cash and Cash Equivalents, End of Period               $9,542,779   $10,220,382
                                                      ============ =============
Additional Cash Flows and Supplementary Information:
   Interest paid                                       $5,881,670   $ 5,926,110
   Income tax paid                                      1,479,991     1,292,907

See notes to consolidated financial statements.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (Information with respect to the three and six months ended March 31, 1999 and 1998, and at March 31, 1999 and 1998, is unaudited.)


1.  BASIS OF PRESENTATION

The significant accounting policies followed by Peoples Bancorp (the Company) and its wholly-owned subsidiary, Peoples Federal Savings Bank of DeKalb County, (the Bank), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three and six months ended March 31, 1999, are not necessarily indicative of those expected for the remainder of the year.


2.  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

The Consolidated Statement of Financial Condition at September 30, 1998, has been taken from the audited consolidated financial statements at that date.


3.  CASH DIVIDEND

A cash dividend of $.12 per common share was declared on February 16, 1999, payable on April 22, 1999, to stockholders of record as of April 1, 1999.

4.  EARNINGS PER COMMON SHARE

Basic earnings per share have been computed based on the average common shares outstanding during, and the earnings for, the periods presented. Diluted earnings per share were calculated as if outstanding stock options at March 31, 1999 and 1998 had been exercised, and the exercise price used to repurchase stock at the then current market price. The resulting number of shares was used to calculate the diluted earnings per share, which did not differ from the basic earnings per share number.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (Information with respect to the three and six months ended March 31, 1999 and 1998, and at March 31, 1999 and 1998, is unaudited.)


5.  COMMITMENTS TO FUND LOANS

Commitments to fund mortgage loans are as follows:

                         March 31, 1999       September 30, 1998
                      --------------------   --------------------
                         Amount     Rate        Amount     Rate
                      ----------- --------   ------------ -------
     Adjustable rate   $2,456,350             $2,776,050
     Fixed rate         4,207,450   7.06%      3,970,570   7.22%
                      ------------ =======   ------------ =======
                       $6,663,800             $6,746,620
                      ============           ============

6.  STOCK REPURCHASE PLAN

On May 17, 1997, the Company's board of directors authorized the repurchase of up to 240,000 of the Company's outstanding shares of common stock . Such purchases will be made subject to market conditions in the open market or privately negotiated transactions. At March 31, 1999, the Company has repurchased 174,744 shares of its outstanding stock under this plan.

7.  RECLASSIFICATIONS

Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation.

8.  COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income for the fiscal year beginning October 1, 1998. The only comprehensive income item affecting the company is the net unrealized gain on available for sale securities. This item is presented, net of tax, as part of the Consolidated Statement of Changes in Stockholders' Equity.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Total assets at March 31, 1999 were $319,875,515, an increase of $14,938,734 from September 30, 1998. The increase is attributable primarily to loans which increased $12,680,324 to $279,338,907, cash and cash equivalents which increased $5,978,154 to $9,542,779, and interest-bearing time deposits which increased $4,600,000 to $5,318,000. These increases were partially offset by decreases in investment securities.

Total deposits were $266,224,197 at March 31, 1999, an increase of $17,678,917 since September 30, 1998.

LIQUIDITY

As calculated for regulatory purposes, liquidity was 7.62% at March 31, 1999 as compared to 9.42% at September 30, 1998. Liquidity and loan repayments may need to be supplemented with borrowings from the Federal Home Loan Bank to meet loan fundings and other obligations and expenditures.

CAPITAL RESOURCES

The following table presents Peoples Federal Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of March 31, 1999.

                                               At March 31, 1999
                               ------------------------------------------------
                                             Required for          To Be Well
                                Actual      Adequate Capital(1)   Capitalized(1)
                               -------------- ------------- -------------------
                                Amount    %     Amount   %        Amount    %
                               -------  -----  ------- -----     ------- ------

Total risk-based capital (1)
(to risk-weighted assets)      $37,984  22.6%  $13,467  8.0%     $16,833 10.0%
Tier 1 Capital (1)
 to adjusted tangible assets)  $37,036  11.8%  $12,574  4.0%     $18,861  6.0%
Tier 1 Capital (1)
 to adjusted total assets)     $37,036  11.8%  $12,574  4.0%     $15,718  5.0%

(1) as defined by regulatory agencies

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

SUMMARY OF RESULTS OF OPERATIONS

Peoples Bancorp and subsidiary had net income of $1,068,598 or $0.33 per share and $2,152,889 or $.66 per share for the three and six months ended March 31, 1999 as compared to $1,120,265 or $0.30 per share and $2,145,452 or $.63 per share for the same periods ended 1998. Income was substantially unchanged due to higher net interest income being offset by higher operating expenses.

NET INTEREST INCOME

Net interest income was $2,900,243 and $5,670,683, for the three and six months ended March 31, 1999 as compared to $2,755,668 and $5,389,656 for the same periods ended 1998. Interest income increased $342,084 to $11,711,182 for the six months primarily due to higher volumes of loans. Interest expense increased $27,503 to $5,999,282 due to a combination of lower rates and higher volumes of deposit accounts, and higher volumes of borrowings. Provision for loan loss increased $33,554 to $41,217 for the six months ended March 31, 1999, reflecting management's continued review of the loan portfolio.

The following table presents average balances and associated rates earned and paid for all interest earning assets and interest bearing liabilities for the six months ended March 31, 1999 and 1998. (dollars in thousands)

                                     1999                       1998
                          --------------------------- --------------------------
                          Average  Interest Effective Average Interest Effective
                          Balance   Yield     Rate    Balance   Yield     Rate
                          -------- -------- --------- -------- -------- --------
Loans                     $277,526 $10,750    7.75%   $244,131 $ 9,943    8.15%
Securities                  19,930     638    6.40%     33,184     956    5.76%
Mortgage-backed
     securities                347      17    9.80%        471      23    9.77%
Other                        9,555     306    6.41%     13,278     447    6.73%
                          -------- --------           -------- --------
Combined                   307,358  11,711    7.62%    291,064  11,369    7.81%
                          -------- --------           -------- --------
NOW and savings
     deposits               80,676   1,133    2.81%     72,209   1,027    2.84%
Certificates of deposit    176,008   4,667    5.30%    171,689   4,852    5.65%
Borrowings                   7,919     199    5.03%      3,761      93    4.95%
                          -------- --------           -------- --------
Combined                  $264,603   5,999    4.53%   $247,659   5,972    4.82%
                          -------- --------           -------- --------
Net interest income/
   interest rate spread             $5,712    3.09%            $ 5,397    2.99%
                                   =======  =========          ======== ========

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


The following table illustrates the change in net interest income due to changes in rates and average volumes. (dollars in thousands)

                          Six months ended March 31, 1999 vs. 1998
                                Rate    Volume   Total
                             --------- -------- ---------
Loans                          $(505)  $1,312    $ 807
Securities                        97     (415)    (318)
Mortgage-backed
     securities                    -       (5)      (5)
Other                            (21)    (121)    (142)
                             -------- --------- -------
Total                           (429)     771      342
                             -------- --------- -------
NOW and savings deposits         (11)     117      106
Certificates of deposit         (304)     119     (185)
Short-term borrowings              -       31       31
FHLB advances                      -       75       75
                             -------- --------- -------
Total                           (315)     342      27
                             -------- --------- -------
Net interest income            $(114)   $ 429    $ 315
                             ======== ========= =======


NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE

     Non-performing assets at March 31, 1999 and September 30, 1998 are as follows:(dollars in thousands)

                                    March 31, 1999  September 30, 1998
Non-accruing loans                     $ 684            $ 729
Loans contractually past due 90 days
     or more other than nonaccruing       90               23
Real estate owned                         46                -
                                      -------          -------
                                       $ 820            $ 752
                                      =======          =======

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE (CONT'D)

The following table analyzes the allowance for loan and REO losses for the six months ended March 31, 1999 and 1998. (dollars in thousands)
                                      Loans         REO
                                 ------------- --------------
                                  1999   1998   1999    1998
                                 ------ ------ ------ -------
Balance at 9/30                   $947   $887    $ -    $ -
Provision adjustment charged
     (credited) to expense          41      8      6      -
Chargeoffs                         (28)   (19)     -      -
Recoveries                           9     18      -      -
                                 ------ ------ ------ -------
Balance at 3/31                   $969   $894    $ 6    $ -
                                 ====== ====== ====== =======


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

Management continually reviews the mix and delinquency status of its loan portfolio and classifies those loans which it deems appropriate. As of March 31, 1999, asset balances and the corresponding allocation of the provision for loan losses were as follows: (dollars in thousands)

                             Asset       Allocation of
                            Balance         Reserve
                          -----------   --------------
       Loss                    $ 22          $ 22
       Doubtful                   -             -
       Substandard              928           186
       Unclassified         318,926           761
                          ----------     ---------
                           $319,876          $969
                          ==========     =========

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

Balance at end of period                 March 31,
applicable to:               ---------------------------------
                                 1999               1998
                             --------------   ----------------
Residential Mortgage Loans    $885   91.1%     $651      92.5%
Commercial Real Estate Loans    18    2.9%       10       2.1%
Commercial and Other Loans       -      -        -          -
Consumer Loans                  56    6.0%       34       5.4%
Unallocated                     10              199
                             ------ -------   ------   -------
Total                         $969   100.0%    $894     100.0%
                             ====== =======   ======   =======

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


NON-INTEREST INCOME

The Company's non-interest income increased to $402,412 as compared to $335,763 for the same period one year ago. The increase was attributable to higher fee income.

NON-INTEREST EXPENSE

Total non-interest expense for the three and six months ended March 31, 1999 was $1,379,595 and $2,585,556 as compared to $1,112,300 and $2,250,422 for 1998. The increase was due to increased equipment expenses due to the addition of new mortgage loan processing software, ATM machines and other computer upgrades being undertaken in anticipation of the year 2000, and increases in trust expense and NOW department expense due to software upgrades which necessitate higher support fees. Salaries and employee benefits increased $136,909 to $1,330,620 due to the addition of a seventh branch office in April, 1998 and the addition of extra loan officers to deal with a very high loan demand.


INCOME TAXES

Income taxes for the six months ended March 31,1999 were substantially unchanged at $1,334,650 as compared to $1,329,545 for the same period last year.

YEAR 2000

The Bank began working on its Year 2000 conversion process in 1997 as part of a project to update our information systems to a level that would allow us to compete in the 21st century. As a result, the Bank began a comprehensive review to identify all systems that would be affected, estimate cost projections, and compile a schedule or plan of action. The Bank is on schedule by having all internal & external mission critical systems tested and/or certified Year 2000 compliant.

The Bank's plan of action follows the FFIEC's suggested steps of Awareness, Assessment, Renovation, Validation, and Implementation. The Bank's progress toward completion of each step is as follows:

         Awareness Phase

Starting in 1997, the Board of Directors assigned Year 2000 responsibility to the Director of Information Services who developed a strategy to address all internal and external systems. Routine periodic reports were furnished to the board of directors and requests to purchase the necessary hardware and software to completely upgrade all systems were approved by the Board of Directors. In early 1998 the Board of Directors appointed a Y2K Steering Committee composed of senior managers to monitor the Bank's Year 2000 efforts. The Steering Committee meets quarterly, or more often if necessary. The Bank has completed this step.

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

         Assessment Phase

By July of 1997, management believed that all business processes and elements of the Bank's internal information systems and embedded chip systems had been identified and priorities set. Resource needs were identified, time frames established, and contingency plans were reviewed. The Bank has completed this step.

         Renovation Phase

This phase includes hardware and software upgrades, system replacements, vendor certification and associated changes. This phase also encompasses discussions with and monitoring of outside servicers and third party software providers.

In 1997, the Bank began replacing all internal hardware and software as necessary to upgrade to a Windows NT based operating system that would be Year 2000 compliant and meet the perceived technological challenges of the future. In 1997 the Bank also started to actively monitor our primary critical systems provider's efforts to renovate their systems to be Year 2000 compliant. The Bank has also made efforts to monitor other third party non-missions critical vendors' progress in attaining Year 2000 compliance.

Internal Hardware - Since 1997, the Bank has replaced or scheduled to replace its internal hardware. Management feels that all internal hardware will be Year 2000 complaint by October 30, 1999.

Internal Software - The Bank has received certification by the appropriate vendors that all critical software utilized by our Wide Area Network as well as the consumer lending, tellering, general ledger, trust, and FedLine areas are Year 2000 compliant. The Bank has upgraded the consumer loan application software, trust department software and our mortgage lending application software. Vendor certified Year 2000 software to operate the check processing system has been installed and tested. Management feels that all internal software is Year 2000 compliant.

Any additional hardware or software acquisitions or replacements will be vendor certified Year 2000 compliant before purchase.

As is our practice with all mission critical system upgrades we will test the upgrades prior to replacement of current Year 2000 compliant hardware or software. Management considers this phase complete.

                         PEOPLES BANCORP AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

         Validation/Testing Phase

Since June of 1998, the Bank has been conducting a systematic testing of all internal computer hardware and software. Testing is completed by performing extensive testing with the computer dates converted to potentially troublesome dates such as January 1, 2000 or February 29, 2000. Internal testing of upgrades will continue through June 30, 1999. This testing schedule allows time to correct any discovered deficiencies before the end of 1999. This phase is approximately 99% complete as of March 31, 1999.

         Implementation Phase

Systems successfully tested will be certified as Year 2000 compliant. For any system failing validation testing, the business impact must be assessed and a contingency plan implemented. This phase is scheduled for completion by June 30, 1999.

Third Party Providers - BISYS provides the Bank with mainframe services in its teller, general ledger, and commercial lending areas. BISYS has certified that its systems are Year 2000 compliant. The Bank is 99% complete with the testing of the interface between BISYS and the Bank and the software's performance when encountering potentially troublesome dates such as January 3, 2000 and February 29, 2000. The Bank has reviewed the test results for all deposit and loan transactions and additional testing will be conducted if necessary. All testing will be completed by June 30, 1999.

Cost - The Bank believes that the Year 2000 issue will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations in any given year. Year 2000 costs are not always easy to separate from upgrades or changes in hardware/software for other reasons. The Bank currently believes that all major expenditures relating to year 2000 have been made and therefore, estimates that only $60,000 in Year 2000 cost will be incurred over the remaining 6 months.

Customer Awareness - The Bank has developed a customer awareness plan utilizing statement stuffers, individualized responses to customer inquiries and lobby information. The Bank has maintained a positive approach in responding to inquiries.

Contingency Planning - A formal Year 2000 contingency plan has been developed and approved by the board of directors. However, the plan will be reviewed and its focus narrowed to more definitively address worse case scenarios based upon the results of mock disaster testing.

The costs and completion dates for testing and corrections of Year 2000 problems are based on management's best estimates, which were derived utilizing numerous forward assumptions. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the ability to locate and correct all relevant computer programs, failure of a key third parties to meet expectations, and availability and cost of key personnel.

                           PART II. OTHER INFORMATION

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY


Item 6.  Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 1999.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                                   SIGNATURES



Pursuant  to  the  requirements  of  the  Securities  Exchange  Act of 1934, the

Registrant has  duly caused  this  report  to  be  signed  on  its behalf by the undersigned thereunto duly authorized.

                                                     PEOPLES BANCORP
                                                      (REGISTRANT)




Date: April 21, 1999                               Maurice F. Winkler III
                                         President and Chief Operating Officer



Date: April 21, 1999                              Deborah K. Stanger
                                      Vice President and Chief Financial Officer