Form 10-Q
period 1999-06-30
PEOPLES BANCORP
filed 1999-07-27
CIK 869004

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



June 30, 1999                                                    Commission
                                                           File Number 000-18991

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


Common stock, par value $1 per share                     3,183,717 shares
------------------------------------                     ----------------
            (Title of class)                      (Outstanding at July 27, 1999)

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                                                                         Page
                                                                         Number

Part I   Financial Information:

  Item 1.  Consolidated Financial Statements

      Consolidated Statement of Financial Condition
      as of June 30, 1999 and September 30, 1998...............................3

      Consolidated Statement of Income for the three and nine
      months ended June 30, 1999 and 1998......................................4

      Consolidated Statement of Changes in Stockholders'
      Equity for the three and nine months ended June 30, 1999.................5

      Consolidated Statement of Cash Flows for the
      nine months ended June 30, 1999 and 1998.................................6

      Notes to Consolidated Financial Statements.............................7-8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................9-17

Part II.     Other Information

   Item 6.   Exhibits and Reports on Form 8-K.................................18

Signatures....................................................................19

                         PART I. FINANCIAL INFORMATION

                                PEOPLES BANCORP
                                AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                    ASSETS
                                                 June 30,        September 30,
                                                   1999               1998
                                               --------------    ---------------

Cash                                             $ 3,327,736        $ 3,567,625
Short-term interest-bearing deposits               3,012,442                  -
                                               --------------    ---------------
    Total cash and cash equivalents                6,340,178          3,567,625
Interest-bearing deposits                                  -            718,000
Securities available for sale                     15,186,850         21,877,758
Securities held to maturity
 (approximate market value $615,297 and $4,716,777)  606,288          4,695,993
Mortgage-backed securities                           280,858            372,282
Loans:
     Loans                                       294,275,552        267,605,591
     Less: Allowance for loan losses                 991,466            947,008
                                               --------------    ---------------
     Net loans                                   293,284,086        266,658,583
Premises and equipment                             2,254,625          2,396,878
Federal Home Loan Bank of Indianapolis stock, at co2,473,500          2,217,700
Other assets                                       2,614,463          2,431,962
                                               --------------    ---------------
    Total assets                               $ 323,040,848      $ 304,936,781
                                               ==============    ===============

                 LIABILITIES
Bank overdraft                                 $           -        $ 1,171,306
NOW and savings deposits                          90,625,850         75,428,503
Certificates of deposit                          177,475,052        173,116,777
Reverse Repurchase Agreements                      3,080,638          4,202,653
Federal Home Loan Bank advances                    6,000,000          5,000,000
Advances by borrowers for taxes and insurance          1,253                998
Other liabilities                                  1,105,881          1,345,917
                                               --------------    ---------------
    Total liabilities                            278,288,674        260,266,154
                                               --------------    ---------------

             STOCKHOLDERS' EQUITY
Preferred stock, par value $1;
    Authorized and unissued -- 5,000,000 shares            -                  -
Common stock, par value $1;
    Authorized--7,000,000 shares:
    Issued and outstanding--3,183,717 and
         3,280,684 shares                          3,183,717          3,280,684
Additional paid-in capital                         1,203,696          3,020,798
Retained earnings--substantially restricted       40,449,011         38,272,422
Accumulated other comprehensive income               (84,250)            96,723
                                               --------------    ---------------
    Total stockholders' equity                    44,752,174         44,670,627
                                               --------------    ---------------
    Total liabilities and stockholders' equity $ 323,040,848      $ 304,936,781
                                               ==============    ===============

See notes to consolidated financial statements.

                                PEOPLES BANCORP

                                AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                                 Three months ended      Nine months ended
                                      June 30,                June 30,
                                ----------------------- ------------------------
                                    1999       1998        1999        1998
                                ------------ ---------- ------------ -----------
Interest Income:
 Loans                           $5,620,605 $5,076,684  $16,370,774  $15,019,915
 Securities                         260,296    588,997      898,333    1,544,826
 Mortgage-backed securities           5,447     10,387       22,946       33,154
 Other interest and dividend income 161,127    102,596      466,604      549,867
                                ----------- ---------- ------------ ------------
                                 6,047,475  5,778,664   17,758,657   17,147,762
                                ----------- ---------- ------------ ------------
Interest Expense:
 Now and savings deposits           620,251    541,666   1,753,636   1,568,533
 Certificates of deposit          2,289,151  2,409,587   6,956,191   7,261,826
 Short-term borrowings               32,330     54,910     107,781     147,583
 Federal Home Loan Bank Advances     75,277     28,886     198,683      28,886
                                ----------- ---------- ----------- ------------
                                  3,017,009  3,035,049   9,016,291   9,006,828
                                ----------- ---------- ----------- -------------
Net Interest Income               3,030,466  2,743,615   8,742,366   8,140,934
 Provision for losses on loans       24,896     34,253      66,113      41,916
                                ----------- ---------- ----------- -------------
Net Interest Income After Provision
 for Losses on Loans              3,005,570  2,709,362   8,676,253   8,099,018
                                ----------- ---------- ----------- -------------
Other Income:
 Trust income                        30,408     20,044      73,436      65,799
 Fees and service charges           157,090    121,532     447,025     339,628
 Other income                        26,320     25,899      95,769      97,811
                                ----------- ---------- ----------- -------------
                                    213,818    167,475     616,230     503,238
                                ----------- ---------- ----------- -------------
Other Expense:
 Salaries and employee benefits     668,041    650,514   1,998,661   1,844,225
 Net occupancy expenses              83,762     80,927     286,247     232,167
 Equipment expenses                 120,224    103,733     336,905     252,048
 Data processing expense            104,071    131,946     301,538     292,922
 Deposit insurance expense           38,063     37,463     111,373     112,658
 Other expenses                     274,499    248,490     839,492     769,474
                               ------------ ---------- ----------- -------------
                                  1,288,660  1,253,073   3,874,216   3,503,494
                               ------------ ---------- ----------- -------------
Income Before Income Tax          1,930,728  1,623,764   5,418,267   5,098,762
                               ------------ ---------- ----------- -------------
 Income tax expense                 744,450    618,080   2,079,100   1,947,625
                               ------------ ---------- ----------- -------------
Net Income                       $1,186,278 $1,005,684  $3,339,167  $3,151,137
                               ============ ========== =========== =============

Basic Income Per Common Share         $0.37      $0.30       $1.03       $0.92
Diluted Income Per Common Share       $0.37      $0.30       $1.03       $0.92
Average Common Shares Outstanding 3,202,623  3,368,281   3,242,344   3,424,951

See notes to consolidated financial statements.

                                                     PEOPLES BANCORP
                                                      AND SUBSIDIARY

                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                       (Unaudited)





                                                                                                         Accumulated
                                   Common Stock                        Retained                             Other
                               -----------------------  Additional     Earnings                        Comprehensive
                                 Number                  Paid-in    (Substantially  Comprehensive         Income
                               of Shares     Amount       Capital     Restricted)       Income           Net of Tax       Total
                               ----------- ----------- ------------ -------------- ----------------   --------------- --------------
Balances, September 30,
1998                            3,280,684  $3,280,684   $3,020,798    $38,272,422    $        -         $ 96,723       $44,670,627

Unrealized gains (losses) on
  securities available for sale         -           -            -              -      (180,973)        (180,973)         (180,973)

Cash dividends
     ($.36 per share)                   -           -            -     (1,162,578)                             -        (1,162,578)

Repurchase of stock               (96,967)    (96,967)  (1,817,102)             -                              -        (1,914,069)

Net income for the
    nine months ended
    June  30, 1999                      -           -            -      3,339,167     3,339,167                -         3,339,167
                               ----------- ----------- ------------ -------------- -------------   ----------------- ---------------
Balances, June  30,
    1999                        3,183,717  $3,183,717   $1,203,696    $40,449,011    $3,158,194         $(84,250)      $44,752,174
                               =========== =========== ============ ============== =============   ================= ===============

See notes to consolidated financial statements.

                                    PEOPLES BANCORP
                                     AND SUBSIDIARY

                          CONSOLIDATED STATEMENT OF CASH FLOWS


                                                             Nine months ended
                                                                  June 30,
                                                      --------------------------
                                                          1999         1998
                                                      ------------- ------------
Operating Activities:
  Net income                                            $3,339,167   $3,151,137
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Provision for loan losses                               66,113       41,916
    Depreciation and amortization                          313,780      311,359
    Amortization of premiums and discounts on
      investment securities                                (51,746)    (104,055)
    Amortization of deferred loan fees                    (321,368)    (283,496)
  Change in:
    Interest receivable                                     28,815       31,891
    Interest payable                                       157,072       57,736
  Other adjustments:                                    (1,135,313)      38,726
                                                      ------------- ------------
         Net cash provided by operating activities       2,396,520    3,245,214
                                                      ------------- ------------
Investing Activities:
  Net change in  interest-bearing deposits                 718,000   (1,499,041)
  Purchases of securities-held to maturity                       -            -
  Purchases of investment securities-avilable for sale (3,589,167) (5,064,539) Proceeds from maturities of investment
   securities-held to maturity                           4,193,233       97,945
  Proceeds from maturities of
   securities-available for sale                        10,040,000    9,685,000
  Net change in mutual funds                              (329,549)  (1,943,010)
  Net change in loans                                  (26,492,142) (19,497,275)
  Purchases of premises and equipment                     (171,527)  (1,041,308)
  Proceeds from sales of real estate owned                  79,830      115,026
  Purchase of Federal Home Loan Bank stock                (255,800)    (155,500)
                                                      ------------- ------------
         Net cash used by investing activities         (15,807,122) (19,302,702)
                                                      ------------- ------------
Financing Activities:
  Net change in:
     NOW and savings accounts                           15,186,400    6,363,806
     Certificates of deposit                             4,206,740      855,238
     Short-term borrowings                              (1,122,015)   1,152,607
     FHLB advances                                       1,000,000    4,000,000
  Net change in advances by borrowers for
     taxes and insurance                                       255          186
  Cash dividends                                        (1,174,156)  (1,106,469)
  Repurchase of common stock                            (1,914,069)    (782,922)
                                                      ------------- ------------
         Net cash provided by financing activities      16,183,155   10,482,446
                                                      ------------- ------------
Net Change in Cash and Cash Equivalents                  2,772,553   (5,575,042)
Cash and Cash Equivalents, Beginning of Period           3,567,625   10,732,144
                                                      ------------- ------------
Cash and Cash Equivalents, End of Period                $6,340,178   $5,157,102
                                                      ============= ============
Additional Cash Flows and Supplementary Information:
   Interest paid                                        $8,859,219   $8,949,092
   Income tax paid                                       2,183,891    1,930,382

See notes to consolidated financial statements.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (Information with respect to the three and nine months ended June 30, 1999 and 1998, and at June 30, 1999 and 1998, is unaudited.)


1.  BASIS OF PRESENTATION

The significant accounting policies followed by Peoples Bancorp (the Company) and its wholly owned subsidiary, Peoples Federal Savings Bank of DeKalb County, (the Bank), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three and nine months ended June 30, 1999, are not necessarily indicative of those expected for the remainder of the year.


2.  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

The Consolidated Statement of Financial Condition at September 30, 1998, has been taken from the audited consolidated financial statements at that date.


3.  CASH DIVIDEND

A cash dividend of $.12 per common share was declared on June 22, 1999, payable on July 22, 1999, to stockholders of record as of July 2, 1999.

4.  EARNINGS PER COMMON SHARE

Basic earnings per share have been computed based on the average common shares outstanding during, and the earnings for, the periods presented. Diluted earnings per share were calculated as if outstanding stock options at June 30, 1999 and 1998 had been exercised, and the exercise price used to repurchase stock at the then current market price. The resulting number of shares was used to calculate the diluted earnings per share, which did not differ from the basic earnings per share number.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (Information with respect to the three and nine months ended June 30, 1999 and 1998, and at June 30, 1999 and 1998, is unaudited.)


5.  COMMITMENTS TO FUND LOANS

Commitments to fund mortgage loans are as follows:

                           June 30, 1999         September 30, 1998
                      ----------------------   ----------------------
                         Amount      Rate         Amount       Rate
                      ------------ ---------   ------------ ---------

     Adjustable rate   $1,595,700               $2,776,050
     Fixed rate         2,438,698    7.23%       3,970,570     7.22%
                      ------------ ========   ------------- =========
                       $4,034,398               $6,746,620
                      ============             ============


6.  STOCK REPURCHASE PLAN

On May 17, 1997, the Company's board of directors authorized the repurchase of up to 240,000 of the Company's outstanding shares of common stock . Such purchases will be made subject to market conditions in the open market or privately negotiated transactions. At June 30, 1999, the Company has repurchased 233,925 shares of its outstanding stock under this plan.

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

                                 PEOPLES BANCORP
                                  AND SUBSDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Total assets at June 30, 1999 were $323,040,848, an increase of $18,104,067 from September 30, 1998. The increase is attributable primarily to loans, which increased $26,625,503 to $293,284,086, and cash and cash equivalents, which increased $2,772,553 to $6,340,178. These increases were partially offset by decreases in investment securities.

Total deposits were $268,100,902 at June 30, 1999, an increase of $19,555,622 since September 30, 1998.

LIQUIDITY

As calculated for regulatory purposes, liquidity was 7.65% at June 30, 1999 as compared to 9.42% at September 30, 1998. Liquidity and loan repayments may need to be supplemented with borrowings from the Federal Home Loan Bank to meet loan fundings and other obligations and expenditures.

CAPITAL RESOURCES

The following table presents Peoples Federal Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of June 30, 1999.


                                                         At June 30, 1999
                                  ----------------------------------------------------------
                                                         Required for         To Be Well
                                        Actual       Adequate Capital(1)    Capitalized (1)
                                  ------------------ ------------------- -------------------
                                    Amount     %       Amount      %       Amount      %
                                  --------- -------- --------- --------- --------- ---------
Total risk-based capital (1)
  (to risk-weighted assets)        $39,107    21.8%   $14,368    8.0%     $17,961   10.0%
Tier 1 Capital (1)
  (to adjusted tangible assets)    $38,148    12.0%   $12,695    4.0%     $19,036    6.0%
Tier 1 Capital (1)
  (to adjusted total assets)       $38,148    12.0%   $12,695    4.0%     $15,864    5.0%

(1) as defined by regulatory agencies

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

SUMMARY OF RESULTS OF OPERATIONS

Peoples Bancorp and subsidiary had net income of $1,186,278 or $0.37 per share and $3,339,167 or $1.03per share for the three and nine months ended June 30, 1999 as compared to $1,005,684 or $0.30 per share and $3,151,137 or $.92 per share for the same periods ended 1998. The increase was primarily due to higher net interest income.

NET INTEREST INCOME

Net interest income was $3,005,570 and $8,676,253, for the three and nine months ended June 30, 1999 as compared to $2,709,362 and $8,099,018 for the same periods ended 1998. Interest income increased $610,895 to $17,758,657 for the nine months primarily due to higher volumes of loans. Interest expense was substantially unchanged at $9,016,291 due to a combination of lower rates and higher volumes of deposit accounts, and higher volumes of borrowings. Provision for loan loss increased $24,197 to $66,113 for the nine months ended June 30, 1999, reflecting management's continued review of the loan portfolio.

The following table presents average balances and associated rates earned and paid for all interest earning assets and interest bearing liabilities for the nine months ended June 30, 1999 and 1998. (dollars in thousands)

                                   1999                         l998
                       ---------------------------- ----------------------------
                        Average  Interest Effective  Average  Interest Effective
                        Balance   Yield     Rate     Balance    Yield     Rate
                       --------- -------- --------- ---------- --------  -------
Loans                  $282,211  $16,371   7.73%     $247,627  $15,020    8.09%
Securities               18,692      898   6.41%       35,319    1,545    5.83%
Mortgage-backed
     securities             330       23   9.29%          456       33    9.65%
Other                     9,739      467   6.39%       10,895      550    6.73%
                       --------- --------           ---------- --------
Combined                310,972   17,759   7.61%      294,297   17,148    7.77%
                       --------- --------           ---------- --------
NOW and savings
     deposits            83,680    1,754   2.79%       73,673    1,569    2.84%
Certificates of deposit 177,336    6,956   5.23%      172,031    7,262    5.63%
Borrowings                9,382      307   4.36%        4,686      176    5.01%
                       --------- --------           ---------- --------
Combined               $270,398    9,017   4.45%     $250,390    9,007    4.80%
                       --------- --------           ---------- --------
Net interest income/
   interest rate spread          $ 8,742   3.16%                $8,141    2.97%
                                ========= =======              ========  ======

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

The following table illustrates the change in net interest income due to changes in rates and average volumes. (dollars in thousands)

                         Nine months ended June 30, 1999 vs. 1998
                             Rate       Volume        Total
                           ---------   ----------   ----------
Loans                         $(694)      $2,045       $1,351
Securities                      138         (785)        (647)
Mortgage-backed
     securities                   -          (10)         (10)
Other                           (27)         (56)         (83)
                           ---------   ----------   ----------
Total                          (583)       1,194          611
                           ---------   ----------   ----------

NOW and savings deposits        (28)         213          185
Certificates of deposit        (524)         218         (306)
Short-term borrowings             -          (40)         (40)
FHLB advances                     -          171          171
                           ---------   ----------   ----------
Total                          (552)         562           10
                           ---------   ----------   ----------
Net interest income           $ (31)       $ 632        $ 601
                           =========   ==========   ==========

NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE

Non-performing  assets at June 30, 1999 and  September  30, 1998 are as follows:
(dollars in thousands)

                                       June 30, 1999         September 30, 1998
Non-accruing loans                         $ 246                      $ 729
Loans contractually past due 90 days
     or more other than nonaccruing           49                         23
Real estate owned                             53                          -
                                       ----------                 ----------
                                           $ 348                      $ 752
                                       ==========                 ==========

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE (CONT'D)

The following table analyzes the allowance for loan and REO losses for the nine months ended June 30, 1999 and 1998. (dollars in thousands)

                                     Loans              REO
                               ----------------   ----------------
                                 1999     1998     1999      1998
                               -------  -------   ------   -------
Balance at 9/30                  $947     $887      $ -       $ -
Provision adjustment charged
     (credited) to expense         66       42        -         6
Chargeoffs                        (37)     (32)       -        (6)
Recoveries                         15       25        -         -
                               -------  -------   ------   -------
Balance at 6/30                  $991     $922      $ -       $ -
                               =======  =======   ======   =======



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

Management continually reviews the mix and delinquency status of its loan portfolio and classifies those loans, which it deems appropriate. As of June 30, 1999, asset balances and the corresponding allocations of the provision for loan losses were as follows: (dollars in thousands)

                            Asset          Allocation of
                           Balance            Reserve
                       ---------------     -------------
       Loss                      $ 32         $ 32
       Doubtful                     -            -
       Substandard                563          113
       Unclassified           322,446          846
                       ---------------     ------------
                            $ 323,041         $991
                       ===============     ============

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


Balance at end of period                       June 30,
                               --------------------------------------
     applicable to:                  1999                 1998
                               -----------------   ------------------
Residential Mortgage Loans      $761      89.3%      $717      92.8%
Commercial Real Estate Loans      24       3.6%        13       2.1%
Commercial and Other Loans         8       1.1%         -          -
Consumer Loans                    55       6.0%        53       5.1%
Unallocated                      151                  139
                               ------  ---------   -------  ---------
Total                           $991     100.0%      $922     100.0%
                               ======  =========   =======  =========

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


NON-INTEREST INCOME

The Company's non-interest income increased to $616,230 as compared to $503,238 for the same period one year ago. The increase was attributable to higher fee income.

NON-INTEREST EXPENSE

Total non-interest expense for the three and nine months ended June 30, 1999 was $1,288,660 and $3,874,216 as compared to $1,253,073 and $3,503,494 for 1998. The increase was due to increased equipment expenses due to the addition of new mortgage loan processing software, ATM machines and other computer upgrades being undertaken in anticipation of the year 2000, and increases in trust expense and NOW department expense due to software upgrades which necessitate higher support fees. Salaries and employee benefits increased $154,436 to $1,998,661 due to the addition of a seventh branch office in April, 1998 and the addition of extra loan officers to deal with a very high loan demand.

INCOME TAXES

Income taxes for the nine months ended June 30, 1999 increased to $2,079,100 from $1,947,625 for the same period last year due to higher pretax income.

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

                           PART II. OTHER INFORMATION

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY


Item 6.  Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended June 30, 1999.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                                   SIGNATURES



Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the

Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                                     PEOPLES BANCORP
                                                      (REGISTRANT)




Date: July 27, 1999                               Maurice F. Winkler III
                                           President and Chief Operating Officer



Date: July 27, 1999                                Deborah K. Stanger
                                      Vice President and Chief Financial Officer