Form 10-K
period 1999-09-30
PEOPLES BANCORP
filed 1999-12-29
CIK 869004

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

        For Annual and Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 1998
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

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

     Aggregate market value of voting stock held by non-affiliates of the registrant, as of December 28, 1999: $43,769,891.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 28, 1999:

           3,105,962 shares of Common Stock, par value $1.00 per share

                      Documents Incorporated by Reference:

        Portions of the definitive Proxy Statement/Prospectus (Part III) and the Annual Report to Stockholders for the year ended September 30, 1999 (Parts II and IV).

                                     PART I

Item 1.  Business

General

      Peoples Bancorp (the "Company") is an Indiana corporation organized in October 1990 to become the thrift holding company for Peoples Federal Savings Bank of DeKalb County (the "Bank" or "Peoples Federal"). The Company is the sole shareholder of Peoples Federal. The Bank conducts business from its main office in Auburn and its seven full-service offices located in Avilla, Columbia City, Garrett, Kendallville, LaGrange, and Waterloo, Indiana. Peoples Federal offers a full range of retail deposit services and lending services to northeastern Indiana. The Company has no other business activity other than being the holding company for Peoples Federal.

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

         In May 1997, the Board authorized a stock repurchase program. Purchases of up to 240,000 shares may be made in open market or in privately negotiated transactions. As of September 30, 1999, the Company had repurchased 233,925 shares.

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

      The Bank offers a wide range of consumer and commercial financial services. These services include: consumer demand deposit accounts; NOW accounts; regular and term savings accounts and savings certificates; residential and commercial real estate loans; and secured and unsecured consumer loans. During 1999, the Bank added agricultural and commercial lending officers to its staff. Since these loans typically yield higher returns than traditional mortgage lending and are for shorter terms, it is expected that these loans will assist the Bank in managing its interest rate risk, and increase overall profitability. The Bank provides these services through a branch network comprised of eight full-service banking offices. It also provides credit card services, as well as enhancements to its loan and deposit products designed to provide customers with added conveniences. The Bank has historically concentrated its business activities in northeastern Indiana. The Bank's current strategy is to maintain its branch office network as well as remain alert to new opportunities.

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

Earnings

      The Bank's earnings depend primarily on the difference between income from interest-earning assets such as loans and investments, and interest paid on interest-bearing liabilities such as deposits and borrowings. The Bank typically engages in long-term mortgage lending at fixed rates of interest, generally for periods of up to 30 years, while accepting deposits for considerably shorter periods.

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

Competition

      The Bank experiences strong competition both in making real estate loans and in attracting savings deposits. The Bank competes for real estate loans with commercial banks, mortgage banking companies, insurance companies, and other institutional lenders. The most direct competition for savings comes from other thrift institutions, mutual savings banks, commercial banks and credit unions. During periods of generally high interest rates, additional significant competition for savings accounts comes from corporate and government securities as well as money market mutual funds. The principal methods generally used by the Bank to attract deposit accounts include: competitive interest rates, advertising, providing a variety of financial services, convenient office locations, flexible hours for the public, and promotions for opening or adding to deposit accounts.

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

      For information regarding the total dollar amount of interest income from interest-earning assets, the average yields, the amount of interest expense from interest-bearing liabilities and the average rate, net interest income, interest rate spread, and the net yield on interest-earning assets, refer to page 12 of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1999 Annual Report, incorporated herein by reference.

      For information regarding the combined weighted average effective interest rate earned by the Bank on its loan portfolio and investments, the combined weighted average effective cost of the Bank's deposits and borrowings, the interest rate spread of the Bank, and the net yield on combined monthly weighted average interest-earning assets of the Bank on its loan portfolio and investments for the fiscal years ending September 30, 1999, 1998, and 1997 refer to page 9 of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1999 Annual Report incorporated herein by reference.

      For information concerning the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Bank's interest income and expense during the fiscal years ending September 30, 1999, 1998, and 1997 refer to page 13 of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1999 Annual Report incorporated herein by reference.

Market Area

    The Bank's market area in northeastern Indiana spans the counties of DeKalb, Whitley, Noble, and LaGrange. This market area has a population of approximately 145,000 and consists of a diversified industrial economic base with an emphasis on the production sector that includes major manufacturers of international scope. Moreover, the distribution sector, primarily in the wholesale and retail trades, constitutes a substantial portion of the area's economy, both in terms of product mix, sales receipts, and employment. The most rapid growth has occurred in the manufacturing sector, especially in the production of automotive and electronics products, and in the service sector with respect to packaging, warehousing, and distribution services.

Lending Activities

    General

    The Bank has attempted to emphasize investments in adjustable-rate residential mortgages and consumer loans in its market area. In order to lessen its risk from interest rate fluctuations, the Bank emphasizes the origination of interest rate sensitive loan products, such as one-year adjustable-rate mortgage loans, and prime plus equity loans. However, during the recent low interest rate market, customers preferred fixed rate products. The Bank reacted to this trend by offering a new mortgage product of a seven-year fixed rate loan, which converts to a one-year adjustable product at the end of the seventh year. In this way, the Bank offered a fixed rate product to satisfy the customer demand, but is not locked into low interest rates for a long period of time. These loans show on the various charts in this 10-K as fixed rate product, since according to regulatory treatment, they are considered fixed rate until the repricing period is below five years. Since this was a new product last year, none of these loans is currently considered adjustable rate for regulatory reporting purposes.

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

    The Bank also offers adjustable-rate mortgage loans. Currently, these loans generally have interest rates that adjust (up or down) every year. Generally, these loans provide for a maximum adjustment of 6% over the life of the loans with a maximum adjustment of 2% during any given year. Adjustments are based upon an index established at the time the commitment is issued by the Bank. The index used for most loans is tied to the applicable United States Treasury security index. While adjustable-rate mortgage loans assist the Bank in maintaining a positive spread during periods of high interest rates, it is not expected that adjustments in interest rates on adjustable-rate mortgages will match precisely changes in the Bank's cost of funds. The majority of the adjustable rate mortgages originated by the Bank have limitations on the amount (generally 6%) and frequency of interest rate changes.

    During the fiscal year ended September 30, 1999, the Bank originated $127,435,000 of residential loans of which $79,917,000 was five- to 30-year fixed-rate mortgages and $47,518,000 was adjustable-rate loans. The rates offered on the Bank's adjustable-rate residential mortgage loans are generally competitive with the rates offered by other thrift institutions in the Bank's market area and are based upon the Bank's cost of funds and the rate of return the Bank can receive on comparable investments. Fixed-rate loans are originated only under terms and conditions and using documentation which would permit their sale in the secondary market and at rates which are generally competitive with rates offered by other financial institutions in the Bank's market area.

    Set  forth  below  is  the  amounts  and   percentages   of  fixed-rate  and
adjustable-rate loans (which include consumer loans) in the Bank's portfolio at September 30, 1999, 1998, and 1997 (Dollars in thousands).


                           September 30,
   ------------------------------------------------------------
         1999                 1998                1997
   -------------------- ------------------- -------------------
    Fixed   Adjustable    Fixed  Adjustable   Fixed  Adjustable
   -------- ----------- -------- ---------- -------- ----------
   $259,133  $42,443    $225,270   $46,740  $180,631  $59,025
     85.9%    14.1%       82.8%     17.2%     75.4%    24.6%

    The terms of the residential loans originated by the Bank range from one to 30 years. Experience during recent years reveals that as a result of prepayments in connection with refinancings and sales of the underlying properties, residential loans generally remain outstanding for periods substantially shorter than maturity of the loan contracts. At September 30, 1999, the average contractual maturity of the Bank's portfolio of fixed-rate loans was 10 years and 3 months, and 15 years and 3 months with respect to its portfolio of adjustable-rate loans.

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

Commercial Real Estate Loans

    The Bank also originates commercial real estate loans. From September 30, 1998, to September 30, 1999, commercial real estate loans increased from $10,411,049 to $13,167,996, with the percentage of commercial real estate loans to total loans increasing from 3.80% to 4.30%. These loans consisted of construction and permanent loans secured by mortgages on mid-size commercial real estate. The terms of commercial real estate loans vary from loan to loan but are usually five-year adjustable-rate loans with terms of 20 to 25 years. The loan-to-value ratio of commercial real estate loans is generally 75% or less.

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

    The Bank's underwriting criteria are designed to evaluate and minimize the risks of each construction loan. The Bank carefully considers a wide variety of factors before originating a construction loan, including the availability of permanent financing or a takeout commitment to the borrower (which may be provided by the Bank at market rates); the reputation of the borrower and the contractor; independent valuations and reviews of cost estimates; pre-construction sale information; and cash flow projections of the borrower. Inspections of construction sites are made by the Bank on a timely basis to verify progress made to date as a further reinforcement of its conservative lending policy. To reduce the risks inherent in construction lending, the Bank limits the number of properties that can be constructed on a "speculative" or unsold basis by a developer at any one time and generally requires the borrower or its principals to personally guarantee repayment of the loan.

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

Loan Portfolio Cash Flows

     The following table sets forth the estimated maturity of the Bank's loan portfolio by type of loan at September 30, 1999. The estimated maturity reflects contractual terms at September 30, 1999. Contractual principal repayments of loans do not necessarily reflect the actual term of the Bank's loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of "due on sale" clauses. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

                            Due in     One Year   Due After
                            One Year   Through      Five
                             or Less  Five Years    Years     Total
                            --------- ---------- ---------- ----------
                                             (In thousands)
Type of Loan:
Construction loans --
   residential real estate   $ 6,998    $     -   $      -    $ 6,998
Real estate loans:
   Mortgage-residential       34,294     56,385    169,917    260,596
   Commercial                    866      9,256      3,046     13,168
Installment loans --
   consumer                   11,343      5,376        744     17,463
   commercial                  1,424      1,825        102      3,351
                            --------- ---------- ---------- ----------
         Total               $54,925    $72,842   $173,809   $301,576
                            ========= ========== ========== ==========

    The following table sets forth the total amount of loans due after one year from September 30, 1999, which have a fixed rate or an adjustable rate. (Dollars in thousands)

            Loans Due
   October 1, 2000 and thereafter
--------------------------------------
     Fixed         Adjustable                   Total at September 30, 1999
-------------  ----------------------- -----------------------------------------
   $162,474         $84,177                             $246,651

Loan Portfolio Composition

    The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated. The table includes a reconciliation of total net loans receivable, after consideration of undisbursed Portion of loans, deferred loan fees and discounts, and allowance for losses on loans.

                                                                     At September 30
                                 1999                  1998                 1997                 1996           1995
                         --------------------------------------------------------------------------------------------------------
TYPE OF LOAN               AMOUNT        %       AMOUNT       %       AMOUNT      %       AMOUNT       %       AMOUNT       %
                         -----------  -------- -----------  -------  ---------- -------  ----------  -------  ----------  -------
Residential:                                                     (Dollars in thousands)
     Single family units  $ 265,992     88.2%   $ 243,858    89.7%   $ 217,528   90.8%   $ 207,028    91.0%    $203,211    91.2%
     2-4 family units         1,603      0.5%       1,610     0.6%       1,541    0.6%       1,234     0.5%       1,008     0.4%
     Over 4 family units      2,525      0.8%       2,687     1.0%       2,813    1.2%       2,769     1.2%       1,738     0.8%
Commercial real estate        9,392      3.1%       6,425     2.4%       4,269    1.8%       4,006     1.8%       3,696     1.7%
Land acquisition and
     development              1,251      0.4%       1,299     0.5%         769    0.3%         702     0.3%         838     0.4%
Consumer and other loans     19,861      6.6%      15,157     5.6%      11,915    5.0%      10,959     4.8%      11,337     5.1%
Loans on deposits               952      0.3%         973     0.4%         821    0.3%         877     0.4%         901     0.4%
                         -----------  -------- -----------  -------  ---------- -------  ----------  -------  ----------  -------
                            301,576    100.0%     272,009   100.0%     239,656  100.0%     227,575   100.0%     222,729   100.0%
                         -----------  -------- -----------  -------  ---------- -------  ----------  -------  ----------  -------
Less:
Undisbursed portion
     of loans                 2,307                 3,081                2,444               2,717                2,237
Deferred loan fees and
     discounts                1,394                 1,323                1,070                 959                  916
                         -----------           -----------           ----------          ----------           ----------
                              3,701                 4,404                3,514               3,676                3,153
                         -----------           -----------           ----------          ----------           ----------
Total loans receivable      297,875               267,605              236,142             223,899              219,576
Allowance for losses
     on loans                 1,005                   947                  887                 888                  912
                         -----------           -----------           ----------          ----------           ----------
Net loans                 $ 296,870             $ 266,658            $ 235,255           $ 223,011             $218,664
                         ===========           ===========           ==========          ==========           ==========

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

    The Bank's mortgage loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. The loan committee of the Bank can approve residential and commercial loans ranging up to $200,000. The Bank's Board of Directors must approve loans exceeding $200,000. The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate. The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

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

    Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan, and the value of the collateral, if any. A consumer loan officer must approve consumer loans.
Consumer loan originations currently are being generated primarily through advertising.

    Currently, it is the Bank's policy to originate both fixed-rate and adjustable-rate loans, providing all such loans are eligible for sale in the secondary market. It is the Bank's intention to hold all originated and purchased loans in its portfolio and not for sale. Generally, the Bank is not active in the secondary market.

     The following table shows mortgage and other loan origination, purchase, and repayment activity for the Bank during the periods indicated:

                                             Years Ended September 30
                                          -----------------------------
                                            1999     1998       1997
                                          --------- --------- ---------
                                             (Dollars in thousands)
Mortgage loans originated
   for the purpose of:
     Construction-commercial              $      -  $  1,425         -
     Construction-residential               10,080     8,386     9,120
     Purchase/refinance-commercial           2,325     2,324       618
     Purchase/refinance-residential         92,772    82,553    53,374
Consumer and other loans originated         22,258    14,463     9,462
                                          --------- --------- ---------
   Total loans originated                  127,435   109,151    72,574
                                          --------- --------- ---------
Loans  purchased                                 -         -         -
                                          --------- --------- ---------
                                           127,435   109,151    72,574
                                          --------- --------- ---------
Loan credits:
   Principal repayments                     97,440    77,980    60,368
                                          --------- --------- ---------
Other:
   Provision for losses on loans                89        75        50
   Amortization of loan fees                  (426)     (380)     (271)
   Loan foreclosures, net                      121        73       183
                                          --------- --------- ---------
                                              (216      (232)      (38)
                                          --------- --------- ---------

     Total credits, net                     97,224    77,748    60,330
                                          --------- --------- ---------
Net increases in mortgage and other
   loans receivable, net                  $ 30,211  $ 31,403  $ 12,244
                                          ========= ========= =========

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

    Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until it is sold. When property is so acquired, it is recorded at the lower of loan balance or fair market value at the date of acquisition. Periodically, real estate owned is reviewed to ensure that net realizable value is not less than carrying value, and any allowance resulting there from is charged to operations as a provision for loss on real estate owned. All costs incurred in maintaining the property from the date of acquisition are expensed.

    The following table reflects the amount of loans in delinquent status as of the dates indicated:

                                    Loans Delinquent For
           ---------------------------------------------------------------------
                 30-59 Days              60-89 Days        90 Days and Over
           ------------------------ ---------------------- ---------------------
                           Percent                Percent                Percent
                           of Loan                of Loan                of Loan
            Number Amount Category Number Amount Category Number Amount Category
           ------- ------ -------- ------ ------ -------- ------ ------ --------
Real estate:                            (Dollars in thousands)
 One to four 15     $587    0.22%     2    $ 75    0.03%    23    $454    0.17%
  family
Consumer      6       21    0.10%     5      28    0.13%     5      27    0.13%
           ------- ------          ------ ------          ----- -------
  Total      21     $608    0.20%     7    $103    0.03%    28    $481    0.16%
           ======= ======         ====== ======          ===== =======


             The following table sets forth the Bank's nonperforming assets at the dates indicated:

                                       At September 30,
                             -----------------------------------
                              1999   1998   1997   1996    1995
                             ------ ------ ------ ------- ------
                                   (Dollars in thousands)
Nonaccrual loans              $474   $729   $658   $  814   $765
Loans past due 90 days and
    still accruing              64     23     64       88     99
                             ------ ------ ------ -------- ------
                               538    752    722      902    864
Real estate owned, net
   of allowance                  -      -      -      110     47
                             ------ ------ ------ -------- ------
Total nonperforming
   assets                     $538   $752   $722   $1,012   $911
                             ====== ====== ====== ======== ======

    Consumer  loans are placed on n  generally when the loan exceeds 90 days  delinquent  or if,  in the  opinion  of  management,  the  possibility  of
collecting  the  loan  becomes  questionable.   Mortgage  loans  are  placed  on

nonaccrual generally when the loan exceeds 90 days delinquent; however, if the loan is below a 25% loan-to-value, management may at their option decide to accrue interest on the loan, since collection of the loan appears highly likely.

    Interest income that would have been recognized for the year ended September 30, 1999, if nonaccrual loans had been current in accordance with their original terms, approximated $39,000. Interest income recognized on such loans for the year ended September 30, 1999, approximated $23,000. At September 30, 1999, the Bank had no loans that were deemed impaired in accordance with Statement of Financial Accounting Standards No. 114.

     Federal regulations require savings associations to review their assets on a regular basis and to classify them as: special mention; substandard; doubtful and loss. Loans classified as special mention, are loans which currently do not expose the Bank to an unusual risk of loss but based on information available require the attention of management. This classification usually includes loans secured by unusual collateral, loans with documentary items that are being addressed by counsel, and relatively large loans where the borrower has had a history of delinquent payments and the collateral has a cashflow shortfall, however, the borrower has continued to service the debt.

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

    Loans  classified  as  special  mention;  substandard  or  doubtful  do  not necessarily require specific reserves. Individual loan balances may be classified in one or more categories based on management's analysis and estimate of the risk underlying each individual situation.

    In accordance with the federal regulations, Management continually reviews the mix and delinquency status of its loan portfolio and classifies those loans, which it deems appropriate.

    As of September 30, 1999, loan balances were classified by the Bank as follows:

             Loss                            $ 26,140
             Doubtful                             -0-
             Substandard                      939,705
             Special Mention                  590,433

Allowance for Losses on Loans and Real Estate Owned

    The allowances for loan and real estate owned losses represent amounts available to absorb inherent losses in the loan portfolio. Such allowances are based on management's continuing review of the portfolios, historical charge-offs, current economic conditions, and such other factors, which in management's judgment deserve recognition in estimating possible losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowances based on their judgment about the information available to them at the time of their examination. Provisions for losses are charged to earnings to bring the allowances to levels considered necessary by management. Losses are charged to the allowances when considered probable. As of September 30, 1999, the allowances for losses on loans and real estate owned were $1,005,119 and $-0- respectively. Management believes that the allowances are adequate to absorb known and inherent losses in the portfolio. No assurance can be given, however, that economic conditions which may adversely affect the Bank's markets or other circumstances will not result in additions to the allowance for loan losses.

     The following table presents an allocation of the Bank's allowance for loan losses at the dates indicated and the percentage of loans in each category to total loans.

                                                         September 30,
                                  1999          1998         1997          1996          1995
                             ------------- ------------- ------------- ------------- -------------
                             Amount    %   Amount   %    Amount    %   Amount    %   Amount   %
                             ------ ------ ------ ------ ------ ------ ------ ------ ------ ------
                                                    (Dollars in thousands)
Balance at end of
period applicable to:
Residential Mortgage Loans   $  869  88.7%  $742   91.5%  $726   91.7%  $594   91.8%  $649   92.2%
Commercial Real Estate Loans     76   4.4%   121    2.6%    16    3.0%    15    3.0%    13    2.0%
Consumer Loans                   60   6.9%    84    5.9%    37    5.3%    47    5.2%    64    5.8%
Unallocated                       -            -           107           231           186
                             ------ ------ ------ ------ ------ ------ ------ ------ ------ ------
Total                        $1,005 100.0%  $947  100.0%  $886  100.0%  $887  100.0%  $912  100.0%
                             ====== ====== ====== ====== ====== ====== ====== ====== ====== ======

     The following table is a summary of activity in the Bank's allowance for loan losses for the periods indicated.

Summary of Loan Loss Experience      Years ended September 30,
                              -------------------------------------
(Dollars in Thousands)          1999   1998   1997   1996   1995
                              ------- ------ ------ ------ --------
Balance of loan loss allowance at
     beginning of year        $  947   $886   $887   $912   $1,034
 Charge-offs
    Residential                    -      -      -      -      153
    Commercial real estate         -      -      -      -        -
    Commercial                     -      -      -      -        -
    Consumer                      53     47     84     55       47
                              ------- ------ ------ ------  -------
         Total Charge-offs        53     47     84     55      200
                              ------- ------ ------ ------  -------
  Recoveries
    Residential                    -      -      -      -        -
    Consumer                      22     33     33     21       28
                              ------- ------ ------ ------  -------
         Total Recoveries         22     33     33     21       28
                              ------- ------ ------ ------  -------
  Net Charge-offs (Recoveries)    31     14     51     34      172
Provision for loan losses         89     75     50      9       50
                              ------- ------ ------ ------  -------
Balance of loan loss allowance
   at end of year             $1,005   $947   $886   $887   $  912
                              ======= ====== ====== ======  =======
Ratio of net charge-offs to average
     loans outstanding          0.01%  0.01%  0.02%  0.02%    0.08%

Investment Activities

    Federal thrift institutions have authority to invest in various types of liquid assets, including United States Treasury obligations and securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds. As a member of the FHLB System, the Bank must maintain minimum levels of liquid assets specified by the OTS, which vary from time to time. Subject to various regulatory restrictions, federal thrift institutions may also invest a portion of their assets in certain commercial paper, corporate debt securities and mutual funds whose assets conform to the investments that a federal thrift institution is authorized to make directly. At September 30, 1999, the Bank's ratio of liquid assets to total assets was 6.0%, which exceeds the regulatory requirement.

    The carrying values of the Bank's investment securities, including its liquid assets, as of the dates indicated are presented in the following table.

                                           At September 30,
                                  ----------------------------------
                                    1999       1998        1997
                                  ---------  ----------  -----------
Interest-bearing deposits and          (Dollars in thousands)
     certificates of deposit (1)   $   834     $   718     $ 8,715
U.S. government and federal
     agency securities
     Held to maturity                    -       4,000       8,000
     Available for sale              7,139      11,287      19,822
Mortgage backed securities
     Held to Maturity                  258         372         499
Stock in FHLB of Indianapolis        2,474       2,218       2,062
Other
     Held to maturity                  610         696         758
     Available for sale(2)           9,793      10,591       8,646
                                  ---------   ---------   ---------
          Total investments        $21,108     $29,882     $48,502
                                  =========   =========   =========
------------------------------------------------
(1) In FHLB of Indianapolis at September 30, 1999; In insured certificates of deposit at September 30, 1998; In FHLB of Indianpolis ($7,739) and insured certificates of deposit ($976) at September 30, 1997;
(2) Van Kampen Prime Income Fund $3,677, Van Kampen Senior Income Trust $1,617, State and Municipal obligations $4,500 at September 30, 1999; Van Kampen Prime Income Fund $3,784, Van Kampen Senior Income Trust $1,677, State and Municipal obligations $5,130 at September 30, 1998; Van Kampen Prime Income Fund $2,564, State and Municipal obligations $6,082 at September 30, 1997.

    The  following   table  sets  forth   information   regarding  the  maturity
distribution of investment securities at September 30, 1999, and the weighted average yield on those securities.

                                                               At September 30, 1999
                                          -----------------------------------------------------------------------------------------
                                                 Available for Sale            Held to Maturity
                                          ---------------------------------------------- ------------------------------------------
(Dollars in thousands)                              Weighted Approximate           Weighted Approximate
                                          Amortized Average     Fair     Amortized Average     Fair
Maturity Distribution at September 30:      Cost    Yield       Value      Cost     Yield      Value
                                          --------- -------- ----------- --------- -------- -----------
Due in one year or less                    $ 1,047   5.28%     $ 1,049     $ 65      5.50%     $ 65
Due after one through five years             7,161   5.48%       7,043      455      5.79%      463
Due after five through ten years             3,508   6.54%       3,471       90      6.46%       90
Due after ten years                             75   5.70%          77        -                   -
                                          ---------          ----------- ---------          ----------
                                            11,791              11,640      610                 618
Mortgage-backed securities                       -       -           -      258      9.06%      303
Marketable equity securities                 5,496               5,294        -                   -
                                          ---------          ----------- ---------          ----------
                  Total                    $17,287             $16,934     $868                $921
                                          =========          =========== =========          ==========


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

    For information on the various interest rate categories, the amounts of certificate accounts at September 30, 1999, maturing during the next five years and thereafter see the Notes to Consolidated Financial Statements in the Company's 1999 Annual Report.

    The following table lists maturities of certificates of deposits where the balance of the certificate exceeds $100,000 for the periods indicated. None of these certificates were brokered deposits.

                        At September 30,
                        ----------------
                            1999
                        ------------
3 months or less          $ 4,321
3-6 months                  5,871
6-12 months                 4,849
over 12 months              5,779
                        ----------
Total                     $20,820
                        ==========

Borrowings

    As a member of the FHLB System and the FHLB of Indianapolis, the Bank is eligible to arrange borrowings or advances for various purposes and on various terms. As of September 30, 1999 and 1998 the Bank had outstanding advances to the FHLB of Indianapolis of $7,200,000 and $5,000,000. The Bank had no outstanding advances as of September 30, 1997. Of the $7,200,000 outstanding at September 30, 1999, $5,000,000 was long-term debt. See page 25 of the annual report to stockholders for the maturity breakdown of these long-term instruments.

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

                                                   Years Ended September 30
                                                   -------------------------
                                                    1999    1998    1997
                                                   ------- ------- ---------
                                                    (Dollars in thousands)
Average balance of short-term borrowings           $3,533  $4,166  $2,412
Highest month-end balance of total borrowings       4,417   5,088   3,293
Weighted average interest rate of total borrowings   5.28%   5.21%   4.85%

                                                       At September 30
                                                   -------------------------
                                                    1999    1998    1997
Federal Home Loan Bank advances                    $2,200  $ -     $    -
Reverse Repurchase agreements                       3,040   4,203   3,162
                                                   ------- ------- --------
Total short-term borrowings                        $5,240  $4,203  $3,162
                                                   ======= ======= =========

Weighted average interest rate                       6.33%   5.22%   5.31%


Trust Department and Discount Brokerage Services

    In October 1984, the FHLB of  Indianapolis  granted full trust powers to the
Bank, one of the first savings institutions in Indiana to be granted such powers. As of September 30, 1999, the Bank's trust department assets totaled approximately $44,372,000 including self-directed Individual Retirement Accounts ("IRA's"), and it was offering a variety of trust services including estate planning. As of that date, the trust department was administering approximately 690 trust accounts, including estates, guardianships, revocable and irrevocable trusts, testamentary trusts, and self-directed IRA accounts. The trust department also offers and administers self-directed IRA's and Simplified Employee Pension IRA's for small businesses.

Non-Bank Subsidiary

    Peoples Financial Services, Inc. ("PFSI") was organized in 1977 under the laws of the State of Indiana. It is wholly owned by the Bank and conducts a general insurance business within the State of Indiana under the name of Peoples Insurance Agency. During fiscal years ended September 30, 1999 and 1998, PFSI recorded total income of $90,515 and $97,493, respectively, with net income for such periods amounting to $24,327 and $50,227, respectively.

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

Employees

    As of September 30, 1999, the Bank employed 89 persons on a full-time basis and 11 persons on a part-time basis. The Bank's employees are not represented by any collective bargaining group, and management considers its relations with its employees to be excellent.


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

Recent Legislation

         Financial Services Modernization Legislation. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a "Financial Holding Company." "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

         The Financial Services Modernization Act provides that no company may acquire control of an insured savings association after May 4, 1999, unless that company engages, and continues to engage, only in the financial activities permissible for a Financial Holding Company, unless grandfathered as a unitary savings and loan holding company. The Financial Institution Modernization Act grandfathers any company that was a unitary savings and loan holding company on May 4, 1999 (or becomes a unitary savings and loan holding company pursuant to an application pending on that date). Such a company may continue to operate under present law as long as the company continues to meet the two tests: it can control only one savings institution, excluding supervisory acquisitions, and each such institution must meet the QTL test. It further requires that a grandfathered unitary savings and loan holding company must continue to control at least one savings association, or a successor institution, that is controlled on May 4, 1999.

         The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act of 1956 ("BHCA") or permitted by regulation.

         The Company and the Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on the operations of the Company and the Bank in the near-term. However, to the extent that the act permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources that the Company and the Bank. In addition, because the Company may only be acquired by other unitary savings and loan holding companies or Financial Holding Companies, the legislation may have an anti-takeover effect by limiting the number of potential acquirors or by increasing the costs of an acquisition transaction by a bank holding company that has not made the election to be a Financial Holding Company under the new legislation.

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


Regulation of the Bank

         Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Indianapolis, the Bank is required to acquire and hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (i.e., borrowings) from the FHLB of Indianapolis, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Indianapolis stock at September 30, 1999, of $2,473,500.

     The FHLB of Indianapolis serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members secured by certain prescribed collateral in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Indianapolis. Long-term advances may only be made for the purpose of providing funds for residential housing finance. Members must meet standards of community investment or service established by the FHLB of Indianapolis in order to maintain continued access to long-term advances. As of September 30, 1999, the Bank had advances totaling $7,200,000 outstanding. See "Business of the Company--Deposit Activity and Other Sources of Funds" and "--Borrowings."

         Liquidity Requirements. Under OTS regulations, a savings association is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations, and certain other investments) in each calendar quarter of not less than 4% of either (1) its liquidity base (consisting of certain net withdrawable accounts plus short-term borrowings) as of the end of the preceding calendar quarter, or (2) the average daily balance of its liquidity base during the preceding quarter. The OTS may change this liquidity requirement from time to time to any amount from 4.0% to 10.0%, depending upon certain factors, including economic conditions and savings flows of all savings associations. The Bank maintains liquid assets in compliance with these regulations. Monetary penalties may be imposed upon an institution for violations of liquidity requirements.

         Qualified  Thrift  Lender  Test.  Savings   institutions  must  meet  a
qualified thrift lender ("QTL") test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a "domestic building and loan association" in section 7701 of the Internal Revenue Code of 1986, as amended (the "Code"). If the Bank maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association, it will continue to enjoy full borrowing privileges from the FHLB. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of September 30, 1999, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

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

         At September 30, 1999, the Bank exceeded all regulatory minimum capital requirements as indicated in the table below. (Dollars in thousands)

                                                     1999
                                    --------------------------------------------
                                               Required for Adequate  To Be Well
                                      Actual         Capital         Capitalized
                                   --------------------------------------------
September 30                        Amount  Ratio   Amount Ratio  Amount  Ratio
--------------------------------------------------------------------------------
Total risk-based capital (1)(to    $36,705  20.5%  $14,335  8.0%  $17,918  10.0%
   risk-weighted assets)
Tier 1 risk-based capital (1) (to  $35,726  19.9%  $14,335  8.0%  $17,918  10.0%
   risk-weighted assets)
Core Capital (1) (to adjusted      $35,726  11.1%  $12,904  4.0%  $19,355   6.0%
   tangible assets)
Core Capital (1) (to adjusted      $35,726  11.1%  $12,904  4.0%  $16,129   5.0%
   total assets)
   (1) As defined by regulatory agencies

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

         The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of September 30, 1999, SAIF members paid within a range of 0 cents to 23 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), the Bank pays, in addition to its normal deposit insurance premium as a member of the SAIF an amount equal to approximately 6.4 basis points toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Bank Insurance Fund ("BIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 1.3 basis points. Under the Act, the FDIC also is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Effective January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Act also provided for the merging of the BIF and the SAIF by January 1, 1999, provided there were no financial institutions still chartered as savings associations at that time. Although legislation to eliminate the savings association charter had been proposed at January 1, 1999, financial institutions such as the Bank were still chartered as Savings associations.

         Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $54.0 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 1999, the Bank met its reserve requirements.

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

          OTS regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted, after notice, to make capital distributions during a calendar year in the amount equal to the greater of: (a) 75% of its net income for the previous four quarters; or (b) up to 100% of its net income to date during the calendar year plus an amount that would reduce by 50% its surplus capital ratio at the beginning of the calendar year. A savings institution with total capital in excess of current minimum capital ratio requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period. A savings institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. A Tier 1 Association that has been notified by the OTS that it is in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. Except under limited circumstances and with OTS approval, no capital distributions would be permitted if they would cause the institution to become undercapitalized. As of September 30, 1999, the Bank was considered a Tier 1 Association under OTS regulations.

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

         The regulation  establishes five categories of capital  classification:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the risk-based capital, leverage capital, and tangible capital ratios are used to determine an institution's capital classification. At September 30, 1999, the Bank met the capital requirements of a "well capitalized" institution under applicable OTS regulations.

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

         A savings association's compliance with its CRA obligations is based on a performance-based evaluation system that bases CRA ratings on an institution's lending service and investment performance. When a holding company applies for approval to acquire another financial institution or financial institution holding company, the OTS will review the assessment of each subsidiary savings association of the applicant; and such records may be the basis for denying the application. In February 1997, the OTS rated the Bank "satisfactory" in complying with its CRA obligations.

         Year 2000 Compliance. In May 1997, the Federal Financial Institutions Examination Council issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding year 2000 project management awareness. It is expected that unless financial institutions address the technology issues relating to the coming of the year 2000, there will be major disruptions in the operations of financial institutions. The statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the year 2000 problem. The federal banking agencies intend to conduct year 2000 compliance examinations, and the failure to implement a year 2000 program may be seen by the federal banking agencies as an unsafe and unsound banking practice. The OTS has recently established an examination procedure, which contains three categories of ratings: "Satisfactory," "Needs Improvement," and "Unsatisfactory." Institutions that receive a year 2000 rating of Unsatisfactory may be subject to formal enforcement action, supervisory agreements, and cease and desist orders, civil money penalties, or the appointment of a conservator. In addition, federal banking agencies will be taking into account year 2000 compliance programs when analyzing applications and may deny an application based on year 2000 related issues. The Company is currently addressing the year 2000 issue, as more fully discussed in the Company's Annual Report to Stockholders for the Year Ended September 30, 1998 under the heading
"Management's Discussion and Analysis of Financial Condition and Results of Operations-Year 2000."

Item 2.  Properties

The Bank owns eight full-service banking offices located in Avilla, Auburn, Columbia City, Garrett, Kendallville, LaGrange and Waterloo, Indiana.

     The following table provides certain information with respect to the Bank's full-service offices at September 30, 1999.

    Full Service                                       Net Book
    Offices                     Date Opened            Value(1)
    ------------                -----------            --------
    Main Office, Auburn            1973                $149,283
    Avilla                         1980                 120,858
    Garrett                        1972                  54,096
    Columbia City-Downtown         1971                 136,284
    Columbia City-North            1998                 554,965
    Kendallville                   1941                 472,883
    LaGrange                       1972                 171,010
    Waterloo                       1999                     -- (2)
---------------------
   (1) Of real estate at September 30, 1999.
   (2) Waterloo is a temporary leased office and so has no real estate cost.

    The Bank owns data processing equipment including computers, terminals and communications equipment for record keeping purposes. The estimated costs to make this equipment year 2000 compliant are not expected to be material.

The total net book value of the Bank's premises and equipment at September 30, 1999, was $2,285,889.

Item 3.  Legal Proceedings

    There are no material pending legal proceedings to which the Company, the Bank or any subsidiary is a party or to which any of their property is subject.


Item 4.  Submission of Matters to a Vote of Security Holders

    Not Applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    Reference is made to page 1 of the Company's Annual Report to Stockholders, for the year ended September 30, 1999 for the information required by this Item, which is hereby incorporated by reference.

Item 6.  Selected Financial Data

    Reference is made to page 16 of the Company's Annual Report to Stockholders for the year ended September 30, 1999, for the information required by this Item, which is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Reference is made to pages 9 to 15 of the Company's Annual Report to Stockholders for the year ended September 30, 1999, for the information required by this Item, which is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    Reference is made to pages 10 and 11 of the Company's Annual Report to Stockholders for the year ended September 30, 1999, for the information required by this item, which is hereby incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

    Reference is made to pages 17 to 32 of the Company's Annual Report to Stockholders for the year ended September 30, 1999 for the information required by this Item, which is hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

    None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

    Reference is made to the section captioned "The Peoples Bancorp Annual Meeting-Election of Directors" in the Company's definitive Proxy Statement/Prospectus for the information required by this Item, which is hereby incorporated by reference.

Item 11.  Executive Compensation

    Reference is made to the section captioned "The Peoples Bancorp Annual Meeting-Executive Officer Compensation" in the Company's definitive Proxy Statement/Prospectus for the information required by this Item, which is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Reference is made to the section captioned "The Peoples Bancorp Annual Meeting-Securities Ownership of Certain Beneficial Owners in the Company's definitive Proxy Statement/Prospectus for the information required by this Item which is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

    Reference is made to the section captioned "The Peoples Bancorp Annual Meeting-Transactions with Certain Related Persons" in the Company's definitive Proxy Statement/Prospectus for the information required by this Item, which is hereby incorporated by reference.


                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

    (a) The following consolidated financial statements of Peoples Bancorp and Its Wholly-owned Subsidiary, included in the Annual Report to Stockholders of the registrant for the year ended September 30, 1999 are filed as part of this report:

                  1.  Financial Statements

     o  REPORT OF OLIVE LLP, INDEPENDENT AUDITORS.
     o CONSOLIDATED STATEMENT OF FINANCIAL CONDITION - AS OF SEPTEMBER 30, 1999 AND 1998.
     o CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997.
     o CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997.

     o CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997
     o  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

13         Annual Report to Stockholders

22         Subsidiaries of the Registrant

23         Consent of Auditors

---------------------------------
    (1)  Incorporated  by  reference  to Exhibit  bearing the same number in the
Company's   Registration  Statement  of  Form  S-4  (33-37343)  filed  with  the
Securities and Exchange Commission on October 17, 1990.

    (2) Incorporated by reference to Exhibit bearing the same number in the Company's Annual Report on form 10-K for the year ended September 30, 1991.

    (3) Incorporated by reference to Exhibit bearing the same number in the Company's Annual Report on form 10-K for the year ended September 30, 1992.

(b) Reports on Form 8-K-On September 23, 1999, the Company filed a report on form 8-K reporting pursuant to Item 5, that the Company had entered into a definitive agreement to merge with Three Rivers Financial Corporation.


The Securities and Exchange Commission maintains a Web sit that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission including the Company. That address is http://www.sec.gov.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         PEOPLES BANCORP


December 29, 1999                                        Roger J. Wertenberger
                                                         Chairman of the Board,
                                                            and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


December 29, 1999                                        Roger J. Wertenberger,
                                                         Chairman of the Board,
                                                            and Director


December 29, 1999                                        Maurice F. Winkler III,
                                              President, Chief Executive Officer
                                                            and Director


December 29, 1999                                        Deborah K. Stanger
                                          Vice President-Chief Financial Officer


December 29, 1999                                       Robert D. Ball, Director



December 29, 1999                                    Bruce S. Holwerda, Director



December 29, 1999                                      John C. Harvey, Director



December 29, 1999                                    Douglas D. Marsh, Director



December 29, 1999                                  Lawrence R. Bowmar, Director



December 29, 1999                                   John C. Thrapp, Director

                                   EXHIBIT 22


                         SUBSIDIARIES OF THE REGISTRANT

Name of Subsidiary                      State of Incorporation
-------------------------------       --------------------------
Peoples Federal Savings
Bank of DeKalb County                  United States of America

and its subsidiary

Peoples Financial Services Inc.               Indiana