Form 10-Q
period 1999-12-31
PEOPLES BANCORP
filed 2000-01-24
CIK 869004

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



December 31, 1999                                                Commission
                                                           File Number 000-18991

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


Common stock, par value $1 per share                  3,099,862 shares
------------------------------------                  ----------------
            (Title of class)                   (Outstanding at January 21, 2000)

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                                                                           Page
                                                                          Number

Part I   Financial Information:

  Item 1.  Consolidated Financial Statements

              Consolidated Statement of Financial Condition
              as of December 31, 1999 and September 30, 1999...................3
              Consolidated Statement of Income for the three
              months ended December 31, 1999 and 1998..........................4

              Consolidated Statement of Changes in Stockholders'
              Equity for the three months ended December 31, 1999..............5

              Consolidated Statement of Cash Flows for the
              three months ended December 31, 1999 and 1998....................6

              Notes to Consolidated Financial Statements.....................7-8

   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................9-17

Part II.     Other Information

   Item 6.   Exhibits and Reports on Form 8-K.................................18

Signatures....................................................................19

                          PART I. FINANCIAL INFORMATION

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                         ASSETS
                                                   December 31,    September 30,
                                                      1999             1999
                                                  --------------  --------------
Cash                                               $  5,619,680    $  4,838,115
Short-term interest-bearing deposits                  3,322,712         834,134
                                                  --------------  --------------
    Total cash and cash equivalents                   8,942,392       5,672,249
Interest-bearing deposits                                     -               -
Securities available for sale                        16,183,670      16,932,913
Securities held to maturity
(approximate market value $615,927 and $618,448         613,460         609,852
Mortgage-backed securities                              234,466         257,707
Loans:
     Loans                                          303,849,237     297,875,039
     Less: Allowance for loan losses                  1,024,626       1,005,119
                                                  --------------  --------------
     Net loans                                      302,824,611     296,869,920
Premises and equipment                                2,418,305       2,285,889
Federal Home Loan Bank of Indianapolis
 stock, at cost                                       2,473,500       2,473,500
Other assets                                          2,274,960       2,460,521
                                                  --------------  --------------
    Total assets                                   $335,965,364    $327,562,551
                                                  ==============  ==============

                       LIABILITIES

NOW and savings deposits                           $ 97,838,304    $ 94,238,078
Certificates of deposit                             178,239,265     176,756,016
Reverse Repurchase Agreements                         3,567,447       5,239,739
Federal Home Loan Bank advances                      10,450,000       5,000,000
Other liabilities                                     1,109,205         872,499
                                                  --------------  --------------
    Total liabilities                               291,204,221     282,106,332
                                                  --------------  --------------

                  STOCKHOLDERS' EQUITY

Preferred stock, par value $1;
    Authorized and unissued -- 5,000,000 shares               -               -
Common stock, par value $1;
    Authorized--7,000,000 shares:
    Issued and outstanding--3,105,962 and
         3,183,717 shares                             3,105,962       3,183,717
Additional paid-in capital                               36,133       1,203,696
Retained earnings--substantially restricted          42,038,607      41,282,725
Accumulated other comprehensive income                 (419,559)       (213,919)
                                                  --------------  --------------
    Total stockholders' equity                       44,761,143      45,456,219
                                                  --------------  --------------
    Total liabilities and stockholders' equity     $335,965,364    $327,562,551
                                                  ==============  ==============

See notes to consolidated financial statements.

                           PEOPLES BANCORP
                           AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF INCOME
                             (Unaudited)


                                      Three months ended
                                         December 31,
                                     --------------------------
                                          1999          1998
                                     ------------  ------------
Interest Income:
  Loans                               $5,814,674    $5,359,236
  Securities                             201,664       353,947
  Other interest and dividend income     190,131       132,499
                                     ------------  ------------
                                       6,206,469     5,845,682
                                     ------------  ------------
Interest Expense:
  Now and savings deposits               704,049      552,657
  Certificates of deposit              2,297,174     2,387,545
  Short-term borrowings                   41,952       40,892
  Federal Home Loan Bank Advances        136,273       63,206
                                     ------------  ------------
                                       3,179,448     3,044,300
                                     ------------  ------------
Net Interest Income                    3,027,021     2,801,382
                                     ------------  ------------
  Provision for losses on loans           28,789        30,942
                                     ------------  ------------
Net Interest Income After Provision
    for Losses on Loans                2,998,232     2,770,440
                                     ------------  ------------
Other Income:
  Trust income                            49,256         8,138
  Fees and service charges               140,240       142,381
  Other income                            16,828        39,093
                                     ------------  ------------
                                         206,324       189,612
                                     ------------  ------------
Other Expense:
  Salaries and employee benefits         706,512       595,402
  Net occupancy expenses                  85,973        78,925
  Equipment expenses                      87,789       105,345
  Data processing expense                128,462       101,583
  Deposit insurance expense               39,319        35,824
  Other expenses                         274,715       288,882
                                     ------------  ------------
                                       1,322,770     1,205,961
                                     ------------  ------------
Income Before Income Tax               1,881,786     1,754,091
  Income tax expense                     722,100       669,800
                                     ------------  ------------
Net Income                            $1,159,686    $1,084,291
                                     ============  ============
Basic Income Per Common Share               $0.37        $0.33
Diluted Income Per Common Share             $0.37        $0.33
Average Common Shares Outstanding       3,141,106    3,270,559

See notes to consolidated financial statements.

                                                        PEOPLES BANCORP
                                                         AND SUBSIDIARY

                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                          (Unaudited)




                                                                                                 Accumulated
                                      Common Stock                    Retained                      Other
                                  --------------------  Additional    Earnings                  Comprehensive
                                   Number                Paid-in   (Substantially Comprehensive     Income
                                 of Shares   Amount      Capital     Restricted)     Income       Net of Tax        Total
                                 --------- ----------- ----------- -------------- ------------- ---------------- -----------
Balances, September 30,
1999                             3,183,717  $3,183,717  $1,203,696  $41,282,725    $       -      $(213,919)     $45,456,219

Unrealized gains (losses) on
  securities available for sale          -          -           -             -     (205,640)      (205,640)        (205,640)

Cash dividends
     ($.13 per share)                    -          -           -      (403,804)                          -         (403,804)

Repurchase of stock                (77,755)   (77,755)  (1,167,564)           -                           -       (1,245,319)

Net income for the
    three months ended
    December  31, 1999                   -          -           -     1,159,686    1,159,686              -        1,159,686
                                 --------- ----------- ----------- -------------- ------------- ---------------- -----------
Balances, December  31,
    1999                         3,105,962 $3,105,962   $  36,133   $42,038,607    $ 954,046      $(419,559)     $44,761,143
                                 ========= ==========  =========== ============== ============= ================ ===========

See notes to consolidated financial statements.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                         Three Months Ended
                                                            December 31,
                                                   ----------------------------
                                                       1999           1998
                                                   -------------  -------------
Operating Activities:
 Net income                                         $1,159,686     $1,084,291
 Adjustments to reconcile net income to net
    cash provided by operating activities:
   Provision for loan losses                            28,789         30,942
   Depreciation and amortization                        90,408        105,322
   Amortization of premiums and discounts on
     investment securities                             (25,116)       (17,686)
   Amortization of deferred loan fees                 (101,919)      (116,556)
 Change in:
   Deferred income tax                                 191,174              -
   Interest receivable                                 194,494        183,136
   Interest payable                                     15,382         49,775
 Other adjustments:                                    488,359       (762,922)
                                                   -------------  -------------
        Net cash provided by operating activities    2,041,257        556,302
                                                   -------------  -------------
Investing Activities:
 Net change in  interest-bearing deposits                    -     (4,600,000)
 Purchases of investment securities-avilable for sale (312,501)      (187,322)
 Proceeds from maturities of investment
   securities-held to maturity                               -      4,027,498
  Proceeds from maturities of securities-available for sale  -      2,100,000
  Proceeds from sale of securities available for sale  693,700              -
 Net change in mutual funds                           (293,357)       (96,785)
 Net change in loans                                (5,881,561)    (6,509,027)
 Purchases of premises and equipment                  (222,824)       (62,500)
  Other investing activities                            29,541              -
                                                   -------------  -------------
        Net cash used by investing activities       (5,987,002)    (5,328,136)
                                                   -------------  -------------
Financing Activities:
 Net change in:
    NOW and savings accounts                         3,583,285      7,612,784
    Certificates of deposit                          1,513,110      5,624,708
    Short-term borrowings                              527,708       (539,619)
    FHLB advances                                    3,250,000     (1,000,000)
 Net change in advances by borrowers for
    taxes and insurance                                    987          1,007
 Cash dividends                                       (413,883)      (393,509)
 Repurchase of common stock                         (1,245,319)      (384,441)
                                                   -------------  -------------
        Net cash provided by financing activities    7,215,888     10,920,930
                                                   -------------  -------------
Net Change in Cash and Cash Equivalents              3,270,143      6,149,096
Cash and Cash Equivalents, Beginning of Perio        5,672,249      3,567,625
                                                   -------------  -------------
Cash and Cash Equivalents, End of Period            $8,942,392     $9,716,721
                                                   =============  =============

Additional Cash Flows and Supplementary Information:
   Interest paid                                    $4,161,260     $2,994,525
   Income tax paid                                     297,855        257,991

See notes to consolidated financial statements.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (Information with respect to the three months
                    ended December 31, 1999 and 1998, and at
                   December 31, 1999 and 1998, is unaudited.)


1.  BASIS OF PRESENTATION

The significant accounting policies followed by Peoples Bancorp (the Company) and its wholly owned subsidiary, Peoples Federal Savings Bank of DeKalb County, (the Bank), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three months ended December 31, 1999, are not necessarily indicative of those expected for the remainder of the year.


2.  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

The Consolidated Statement of Financial Condition at September 30, 1999, has been taken from the audited consolidated financial statements at that date.


3.  CASH DIVIDEND

A cash dividend of $.13 per common share was declared on December 21, 1999, payable on January 20, 2000, to stockholders of record as of January 4, 2000.


4.  EARNINGS PER COMMON SHARE

Basic earnings per share have been computed based on the average common shares outstanding during, and the earnings for, the periods presented. Diluted earnings per share were calculated as if outstanding stock options at December 31, 1999 and 1998 had been exercised, and the exercise price used to repurchase stock at the then current market price. The resulting number of shares was used to calculate the diluted earnings per share, which did not differ from the basic earnings per share number.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (Information with respect to the three months
                    ended December 31, 1999 and 1998, and at
                   December 31, 1999 and 1998, is unaudited.)



5.  COMMITMENTS TO FUND LOANS

Commitments to fund mortgage loans are as follows:

                         December 31, 1999         September 30, 1999
                       -----------------------  ----------------------------
                          Amount        Rate       Amount         Rate
                       -------------  --------  -------------   --------

     Adjustable rate     $2,793,000               $2,429,700
     Fixed rate           1,454,275     7.61%      1,733,500      7.58%
                       -------------  ========  -------------   ========
                         $4,247,275               $4,163,200
                       =============            =============


6.  STOCK REPURCHASE PLAN

On June 10, 1999, the Company's board of directors authorized the repurchase of up to 300,000 of the Company's outstanding shares of common stock. Such purchases will be made subject to market conditions in the open market or privately negotiated transactions. At December 31, 1999, the Company has repurchased 78,655 shares of its outstanding stock under this plan.

7.  RECLASSIFICATIONS

Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

8.  AQUISITION

The  agreement  to merge  between  Peoples  Bancorp and Three  Rivers  Financial
Corporation  will be voted on by the  shareholders  of  Three  Rivers  Financial
Corporation at a special meeting of shareholders on February 15, 2000, and by the shareholders of Peoples Bancorp at their annual meeting on February 16, 2000.

                                 PEOPLES BANCORP
                                  AND SUBSDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Total assets at December 31, 1999 were $335,965,364, an increase of $8,402,813 from September 30, 1999. The increase is attributable primarily to loans, which increased $5,954,691 to $302,824,611, and cash and cash equivalents, which increased $3,270,143 to $8,942,392. These increases were partially offset by decreases in investment securities.

Total deposits were $276,077,569 at December 31, 1999, an increase of $5,083,475 since September 30, 1999.

LIQUIDITY

As calculated for regulatory purposes, liquidity was 4.52% at December 31, 1999 as compared to 6.03% at September 30, 1999. Liquidity and loan repayments may need to be supplemented with borrowings from the Federal Home Loan Bank to meet loan fundings and other obligations and expenditures.

CAPITAL RESOURCES

The following table presents Peoples Federal Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of December 31, 1999.


                                                 At Dec 31, 1999
                                 -----------------------------------------------
                                                 Required for      To Be Well
                                    Actual   Adequate Capital(1) Capitalized (1)
                                 -------------- --------------- ----------------
                                  Amount    %    Amount      %    Amount    %
                                 -------- ----- -------- ------ --------- ------

Total risk-based capital (1)
  (to risk-weighted assets)      $37,715  20.6%  $14,646  8.0%   $18,307   10.0%
Tier 1 Capital (1)
  (to adjusted tangible assets)  $36,711  11.1%  $13,230  4.0%   $19,845    6.0%
Tier 1 Capital (1)
  (to adjusted total assets)     $36,711  11.1%  $13,230  4.0%   $16,538    5.0%

(1) as defined by regulatory agencies

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

SUMMARY OF RESULTS OF OPERATIONS

Peoples Bancorp and subsidiary had net income of $1,159,686 or $0.37 per share for the three months ended December 31, 1999 as compared to $1,084,291 or $0.33 per share for the same period ended 1998. The increase was primarily due to higher net interest income, partially offset by higher non-interest expense.

NET INTEREST INCOME

Net interest income was $3,027,021 for the three months ended December 31, 1999 as compared to $2,801,382 for the same period ended 1998. Interest income increased $360,787 to $6,206,469 for the three months primarily due to higher volumes of loans. Interest expense increased $135,148 to $3,179,448 due to a combination of lower rates and higher volumes of deposit accounts, and higher volumes of borrowings. Provision for loan loss decreased $2,153 to $28,789 for the three months ended December 31, 1999, reflecting management's continued review of the loan portfolio.

The following table presents average balances and associated rates earned and paid for all interest earning assets and interest bearing liabilities for the three months ended December 31, 1999 and 1998. (dollars in thousands)


                                  1999                        1998
                       --------------------------- ----------------------------
                        Average Interest Effective  Average  Interest Effective
                        Balance  Yield     Rate     Balance   Yield     Rate
                       -------- -------- --------- --------- -------- ---------
Loans                  $299,581  $5,815    7.76%    $274,406  $5,359    7.81%
Securities               13,093     201    6.14%      19,738     354    7.17%
Other                    12,896     190    5.89%       9,732     133    5.47%
                       -------- -------            ---------  -------
Combined                325,570   6,206    7.62%     303,876   5,846    7.70%
                       -------- -------            ---------  -------
NOW and savings
  deposits               98,872     704    2.85%      78,543     553    2.82%
Certificates of deposit 176,113   2,297    5.22%     173,976   2,388    5.49%
Borrowings               11,523     178    6.18%       8,314     104    5.00%
                       -------- -------            ---------  -------
Combined               $286,508   3,179    4.44%    $260,833   3,045    4.67%
                       -------- -------            ---------  -------
Net interest income/
   interest rate spread          $3,027    3.18%               $2,801    3.03%
                                =======  =========            ======== ========

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

The following table illustrates the change in net interest income due to changes in rates and average volumes. (dollars in thousands)


                       Three months ended December 31, 1999 vs. 1998
                             Rate       Volume        Total
                           ---------   ----------   ----------
Loans                         $ (34)       $ 490        $ 456
Securities                      (46)        (107)        (153)
Other                            11           46           57
                           ---------   ----------   ----------
Total                           (69)         429          360
                           ---------   ----------   ----------
NOW and savings deposits          6          145          151
Certificates of deposit        (120)          29          (91)
Borrowings                       28           46           74
                           ---------   ----------   ----------
Total                           (86)         220  #       134
                           ---------   ----------   ----------
Net interest income            $ 17        $ 209  #     $ 226
                           =========   ==========   ==========



NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE

Non-performing assets at December 31, 1999 and September 30, 1999 are as follows: (dollars in thousands)


                                        December 31, 1999    September 30, 1999
Non-accruing loans                            $576                $474
Loans contractually past due 90 days
     or more other than nonaccruing            181                  64
Real estate owned                                -                   -
                                           ---------           ----------
                                              $757                $538
                                           =========           ==========

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE (CONT'D)

The following table analyzes the allowance for loan and REO losses for the three months ended December 31, 1999 and 1998. (dollars in thousands)

                                          Loans              REO
                                    ---------------   -----------------
                                      1999    1998     1999      1998
                                    -------- ------   -------   -------
Balance at 9/30                      $1,005   $947      $ -       $ -
Provision adjustment charged
     (credited) to expense               29     30        -         -
Chargeoffs                              (14)    (6)       -         -
Recoveries                                5      3        -         -
                                    -------- ------   ------   -------
Balance at 12/31                     $1,025   $974      $ -       $ -
                                    ======== ======   ======   =======

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

Management continually reviews the mix and delinquency status of its loan portfolio and classifies those loans, which it deems appropriate. As of December 31, 1999, asset balances and the corresponding allocations of the provision for loan losses were as follows: (dollars in thousands)

                                Asset     Allocation of
                               Balance       Reserve
                            -----------  -------------
       Loss                   $     21       $   21
       Doubtful                      -            -
       Substandard                 722          144
       Special mention             583           58
       Unclassified            335,222          860
                            -----------    ---------
                              $335,965       $1,025
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

Balance at end of period                               December 31,
                                     -----------------------------------------
     applicable to:                           1999                 1998
                                     ---------------------  ------------------
Residential Mortgage Loans            $   905       87.6%      $790     92.1%
Commercial Real Estate Loans               32        4.6%        20      2.2%
Commercial and Other Loans                 14        2.0%         -         -
Consumer Loans                             53        5.8%        65      5.7%
Unallocated                                35                    99
                                     ---------   ---------   ------- ---------
Total                                 $1,025      100.0%       $974    100.0%
                                     =========   =========   ======= =========

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


NON-INTEREST INCOME

The Company's non-interest income increased to $206,324 as compared to $189,612 for the same period one year ago. The increase was attributable to higher trust income partially offset by lower other income due to a loss on a security sale this year.

NON-INTEREST EXPENSE

Total non-interest expense for the three months ended December 31, 1999 was $1,322,770 as compared to $1,205,961 for 1998. Salaries and employee benefits increased $111,110 to $706,512 due to the addition of an eighth branch office in August 1998 and the addition of extra loan officers to deal with a very high loan demand. Data processing expense increased $26,879 to $128,462 also due to the addition of the new branch office.

INCOME TAXES

Income taxes for the three months ended December 31, 1999 increased to $722,100 from $669,800 for the same period last year due to higher pretax income.

YEAR 2000

The Bank began working on its Year 2000 conversion process in 1997 as part of a project to update our information systems to a level that would allow us to compete in the 21st century. As a result, the Bank began a comprehensive review to identify all systems that would be affected, estimate cost projections, and compile a schedule or plan of action. At the time of this report, all systems seem to be working as usual, and no year 2000 problems have been encountered.

                           PART II. OTHER INFORMATION

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY


Item 6.  Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended December 31, 1999.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                                   SIGNATURES



Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the

Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                                     PEOPLES BANCORP
                                                      (REGISTRANT)




Date: January 21, 2000                            Maurice F. Winkler III
                                           President and Chief Operating Officer



Date: January 21, 2000                             Deborah K. Stanger
                                      Vice President and Chief Financial Officer