Form 10-Q
period 2000-03-31
PEOPLES BANCORP
filed 2000-05-12
CIK 869004

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



March 31, 2000                                                  Commission
                                                           File Number 000-18991

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

Yes     X          No ______
     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Common stock, par value $1 per share                      3,714,822 shares
------------------------------------                      ----------------
            (Title of class)                       (Outstanding at May 12, 2000)

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                                                                           Page
                                                                          Number

Part I   Financial Information:

  Item 1.  Consolidated Condensed Financial Statements

    Consolidated Condensed Statement of Financial Condition

    as of March 31, 2000 and September 30, 1999................................3
    Consolidated Condensed Statement of Income for the three
    and six months ended March 31, 2000 and 1999...............................4

    Consolidated Condensed Statement of Changes in Stockholders'
    Equity for the six months ended March 31, 2000.............................5

    Consolidated Condensed Statement of Cash Flows for the

    six months ended March 31, 2000 and 1999...................................6

    Notes to Consolidated Condensed Financial Statements.....................7-9

   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................10-14

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....15-16

Part II.     Other Information

   Item 4.  Submission of matters to a vote of security holders...............17

   Item 6.   Exhibits and Reports on Form 8-K.................................17

Signatures....................................................................18

                          PART I. FINANCIAL INFORMATION

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)

                         ASSETS
                                                       March 31,   September 30,
                                                        2000           1999
                                                     ------------- ------------
Cash and due from financial institutions             $  7,913,400   $ 4,838,115
Short-term interest-bearing deposits                    3,823,424       834,134
                                                     ------------- ------------
    Total cash and cash equivalents                    11,736,824     5,672,249
Interest-bearing deposits                               3,957,920             -
Securities available for sale                          19,800,754    16,932,913
Securities held to maturity
   (approximate market value $11,826,367 and $887,233) 11,787,629       867,559
Loans:
     Loans                                            383,523,145   297,875,039
     Less: Allowance for loan losses                    1,618,304     1,005,119
                                                     ------------- ------------
     Net loans                                        381,904,841   296,869,920
Premises and equipment                                  5,731,565     2,285,889
Federal Home Loan Bank of Indianapolis stock, at cost   3,952,700     2,473,500
Intangible assets                                       3,670,854             -
Other assets                                            4,306,810     2,460,521
                                                     ------------- ------------
    Total assets                                     $446,849,897  $327,562,551
                                                     ============= ============

                       LIABILITIES

NOW and savings deposits                             $130,053,601  $ 94,238,078
Certificates of deposit                               218,489,833   176,756,016
Reverse repurchase agreements                           4,690,017     5,239,739
Federal Home Loan Bank advances                        34,259,311     5,000,000
Other liabilities                                       2,085,110       872,499
                                                     ------------- ------------
    Total liabilities                                 389,577,872   282,106,332
                                                     ------------- ------------

                  STOCKHOLDERS' EQUITY

Preferred stock, par value $1;
    Authorized and unissued -- 5,000,000 shares                 -             -
Common stock, par value $1;
    Authorized--7,000,000 shares:
    Issued and outstanding--3,775,202 and
         3,183,717 shares                               3,775,202     3,183,717
Additional paid-in capital                             11,488,531     1,203,696
Retained earnings--substantially restricted            43,015,201    41,282,725
Accumulated other comprehensive income                   (538,273)     (213,919)
Unearned ESOP shares                                     (421,538)            -
Unearned RRP shares                                       (47,098)            -
                                                     ------------- ------------
    Total stockholders' equity                         57,272,025    45,456,219
                                                     ------------- ------------
    Total liabilities and stockholders' equity       $446,849,897  $327,562,551
                                                     ============= ============

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (Unaudited)

                                   Three months ended     Six months ended
                                         March 31,             March 31,
                                   --------------------- -----------------------
                                     2000       1999        2000      1999
                                   ---------- ---------- ----------- -----------
Interest Income:
  Loans                            $6,505,949 $5,390,933 $12,320,623 $10,750,169
  Securities                          296,162    301,589     497,826     655,536
  Other interest and dividend income  266,769    172,978     456,900     305,477
                                   ---------- ---------- ----------- -----------
                                    7,068,880  5,865,500  13,275,349  11,711,182
                                   ---------- ---------- ----------- -----------
Interest Expense:
   Now and savings deposits           785,957    580,728   1,490,006   1,133,385
   Certificates of deposit          2,568,872  2,279,495   4,866,046   4,667,040
   Short-term borrowings               51,351     34,559      93,303     123,406
   Federal Home Loan Bank Advances    268,060     60,200     404,333      75,451
                                   ---------- ---------- ----------- -----------
                                    3,674,240  2,954,982   6,853,688   5,999,282
                                   ---------- ---------- ----------- -----------
Net Interest Income                 3,394,640  2,910,518   6,421,661   5,711,900
   Provision for losses on loans       50,914     10,275      79,703      41,217
                                   ---------- ---------- ----------- -----------
Net Interest Income After Provision
    for Losses on Loans             3,343,726  2,900,243   6,341,958   5,670,683
                                   ---------- ---------- ----------- -----------
Other Income:
  Trust income                         39,466     34,890      88,722      43,028
  Loan servicing                       12,452          -      12,452           -
  Net gains on sale of loans            9,287          -       9,287           -
  Fees and service charges            166,037    147,554     306,277     289,935
  Other income                         54,161     30,356      70,989      69,449
                                   ---------- ---------- ----------- -----------
                                      281,403    212,800     487,727     402,412
                                   ---------- ---------- ----------- -----------
Other Expense:
  Salaries and employee benefits      969,686    735,218   1,676,198   1,330,620
  Net occupancy expenses              120,343    123,560     206,316     202,485
  Equipment expenses                  118,108    111,336     205,897     216,681
  Data processing expense             157,721     95,884     286,183     197,467
  Deposit insurance expense            15,448     37,486      54,767      73,310
  Other expenses                      409,627    276,111     684,342     564,993
                                   ---------- ---------- ----------- -----------
                                    1,790,933  1,379,595   3,113,703   2,585,556
                                   ---------- ---------- ----------- -----------
Income Before Income Tax            1,834,196  1,733,448   3,715,982   3,487,539
     Income tax expense               706,575    664,850   1,428,675   1,334,650
                                   ---------- ---------- ----------- -----------
Net Income                         $1,127,621 $1,068,598 $ 2,287,307 $ 2,152,889
                                   ========== ========== =========== ===========

Basic Income Per Common Share           $0.34      $0.33       $0.71       $0.66
Diluted Income Per Common Share         $0.34      $0.33       $0.71       $0.66

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended
                                                                March 31,
                                                     ---------------------------
                                                         2000          1999
                                                     ------------  ------------

Operating Activities:
  Net income                                         $ 2,287,307   $ 2,152,889
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Provision for loan losses                             79,703        41,217
    Depreciation and amortization                        209,137       208,876
    Amortization of premiums and discounts on
      investment securities                              (53,637)      (33,488)
    Amortization of deferred loan fees                  (175,515)     (220,433)
     Loans  originated for sale                         (430,500)            -
     Proceeds from sales of loans                        440,177             -
      Net gains on sales of loans                         (9,677)            -
  Change in:
    Deferred income tax                                  191,174             -
    Interest receivable                                  115,807        96,755
    Interest payable                                      81,128       117,612
  Other adjustments:                                    (397,382)   (1,370,612)
                                                    -------------  ------------
         Net cash provided by operating activities     2,337,722       992,816
                                                    -------------  ------------

Investing Activities:
  Net change in  interest-bearing deposits                     -    (4,600,000)
  Purchases of investment securities-
    avilable for sale                                 (2,128,870)   (2,180,447)
  Proceeds from maturities of investment
    securities-held to maturity                          275,860     4,156,444
  Proceeds from maturities of
    securities-available for sale                        349,651     6,400,000
  Proceeds from sale of securities
    available for sale                                   693,700             -
  Net change in mutual funds                            (408,237)     (182,284)
  Net change in loans                                (11,637,831)  (12,569,371)
  Purchases of premises and equipment                   (627,715)     (138,177)
  Cash acquired in acquisition                         4,935,071
   Other investing activities                             33,732        22,369
                                                    -------------  ------------
         Net cash used by investing activities        (8,514,639)   (9,091,466)
                                                    -------------  ------------

Financing Activities:
  Net change in:
     NOW and savings accounts                          7,931,256     8,892,434
     Certificates of deposit                           4,421,698     8,660,580
     Short-term borrowings                             1,650,278      (933,681)
     FHLB advances                                     1,500,000    (1,000,000)
  Net change in advances by borrowers for
     taxes and insurance                                  69,399           (70)
  Cash dividends                                        (818,025)     (784,893)
  Repurchase of common stock                          (2,513,114)     (760,566)
                                                    -------------  ------------
         Net cash provided by financing activities    12,241,492    14,073,804
                                                    -------------  ------------
Net Change in Cash and Cash Equivalents                6,064,575     5,975,154
Cash and Cash Equivalents, Beginning of Period         5,672,249     3,567,625
                                                    -------------  ------------
Cash and Cash Equivalents, End of Period             $11,736,824   $ 9,542,779
                                                    =============  ============

Additional Cash Flows and Supplementary Information:
   Interest paid                                     $ 7,998,920   $ 5,881,670
   Income tax paid                                     1,646,355     1,479,991

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP

                                 AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

   (Information with respect to the three and six months ended March 31, 2000 and 1999 and at March 31, 2000 and 1999 is unaudited.)

1.  BASIS OF PRESENTATION

The significant accounting policies followed by Peoples Bancorp (the Company) and its wholly owned subsidiary, Peoples Federal Savings Bank of DeKalb County, (the Bank), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three and six months ended March 31, 2000, are not necessarily indicative of those expected for the remainder of the year.

2.  CASH DIVIDEND

A cash dividend of $.13 per common share was declared on February 26, 2000 payable on April 20, 2000, to stockholders of record as of April 3, 2000.

3.  EARNINGS PER COMMON SHARE

Earnings per share were computed as follows:

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

   (Information with respect to the three and six months ended March 31, 2000 and 1999 and at March 31, 2000 and 1999 is unaudited.)



                                                 Three Months Ended March 31,
                                                            2000                            1999
                                              ------------------------------- ------------------------------
                                                          Weighted                       Weighted
                                                           Average  Per-Share             Average  Per-Share
                                                Income     Shares    Amount     Income    Shares    Amount
                                              ---------- --------- ---------- ---------- --------- ----------
Basic Earnings Per share
   Income available to common stockholders    $1,127,621 3,320,494   $0.34    $1,068,598  3,253,664  $0.33
ffect of Dilutive Securities
   Stock options                                             5,704                               -
Diluted Earnings Per Share
   Income available to common stockholders
                                              ---------- --------- ---------- ----------- --------- ----------
     and assumed conversions                  $1,127,621 3,326,198   $0.34    $1,068,598  3,253,664  $0.33
                                              ========== ========= ========== =========== ========= ==========

                                                                Six Months Ended March 31,
                                                     2000                                 1999
                                             ------------------------------- ---------------------------------
                                                        Weighted                         Weighted
                                                         Average  Per-Share               Average  Per-Share
                                                Income   Shares     Amount     Income     Shares     Amount
                                             ---------- --------- ---------- ----------- --------- -----------
Basic Earnings Per share
   Income available to common stockholders   $2,287,307 3,239,680     $0.71   $2,152,889 3,262,204   $0.66
Effect of Dilutive Securities
   Stock options                                            2,852                                -
Diluted Earnings Per Share
   Income available to common stockholders
                                             ---------- --------- ---------- ----------- --------- -----------
     and assumed conversions                 $2,287,307 3,242,532     $0.71   $2,152,889 3,262,204   $0.66
                                             ========== ========= ========== =========== ========= ===========



4.  AQUISITION

On February 29, 2000 the Company acquired Three Rivers Financial Corporation (Three Rivers), the holding company of First Savings . First Savings is a federally chartered savings bank with branches located in Southern Michigan and Northern Indiana. Three Rivers was merged into the Company and First Savings will maintain its existing federal charter as a subsidiary of Peoples Bancorp.

The combination was accounted for under the purchase method of accounting. Three Rivers' results of operations are included in the Company's consolidated income statement beginning March 1, 2000. Holders of outstanding shares of Three Rivers on February 29, 2000 had the right to convert their shares into 1.08 shares of Peoples Bancorp stock. The Company issued 758,858 shares of its common stock at a cost of $16.75 per share, to the shareholders of Three Rivers. The purchase had a recorded acquisition cost of $13,423,000 and goodwill of $2,518,000.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

   (Information with respect to the three and six months ended March 31, 2000 and 1999 and at March 31, 2000 and 1999 is unaudited.)

Goodwill will be amortized over 15 years utilizing the straight-line method. Additionally, core deposit intangibles totaling $1,154,000 were recognized and will be amortized over eight years using a 125% declining balance method.

The purchase of Three Rivers resulted in the Company recording net loans of $73,381,000, held- to-maturity and available for sale securities totaling $11,208,000 and $2,310,000 respectively, deposit liabilities of $65,229,000 and borrowings of $25,558,000. All assets and liabilities were recorded at their fair values as of February 29, 2000. The purchase accounting adjustments will be amortized over the life of the respective asset or liability.

The following pro-forma disclosures including the effect of the purchase accounting adjustments, depict the results of operations as though the merger had taken place at the beginning of each period.

                                Six months Ended
                                    March 30,
                               2000         1999
                           ------------  ------------
Net interest income:
Peoples Bancorp             $6,119,307    $5,711,900
Three Rivers                 1,761,368     1,631,412
                           ------------  ------------
                             7,880,675    $7,343,312
                           ============  ============
Net Income:
Peoples Bancorp             $2,287,307    $2,152,889
Three Rivers                   122,525       305,330
                           ------------  ------------
                            $2,409,832    $2,458,219
                           ============  =============

Net income per share-combined:
Basic                          $ 0.60         $ 0.62
Diluted                        $ 0.59         $ 0.61


                                 PEOPLES BANCORP
                                  AND SUBSDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets at March 31, 2000 were $446,849,897, an increase of $119,287,346 from September 30, 1999. The increase is attributable primarily to the merger with Three Rivers, which accounted for $90,571,000 of the increase. Loans increased $85,648,106 to $383,523,145, cash and cash equivalents increased $6,064,575 to $11,736,824, investment securities increased $13,787,911 to $31,588,383, and intangible assets of $3,670,854 were added to the balance sheet. In addition to merger related increases, Peoples Federal's loan balance increased $11.2 million and cash and cash equivalents of Peoples Federal increased $1.2 million.

Total deposits were $348,543,434 at March 31, 2000, an increase of $77,549,340 since September 30, 1999, of which $65,229,000 was due to the merger. Federal Home Loan Bank advances increased $29,259,300, due almost entirely to the merger with Three Rivers Financial Corp.

LIQUIDITY

The Company's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At March 31, 2000, and September 30, 1999, cash and interest-bearing deposits totaled $11.7 million and $5.7 million, respectively.

The Company's primary sources of funds are deposits, borrowings and the proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition.

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB of Indianapolis. While there are regulatory and internal limits to the amount that may be borrowed from the FHLB, the Company feels its current borrowing capacity will be sufficient to cover any liquidity shortfalls it may encounter.

CAPITAL RESOURCES

The following table presents Peoples Federal Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of March 31, 2000.

                                                   At March 31, 2000
                                -------------------------------------------------------
                                                    Required for        To Be Well
                                     Actual       Adequate Capital(1) Capitalized (1)
                                ----------------- ------------------- ------------------
                                 Amount     %      Amount      %       Amount    %
                                -------- -------- -------- ---------- -------- ---------
Total risk-based capital (1)
  (to risk-weighted assets)      $38,734  20.6%   $15,023    8.0%      $18,777   10.0%
Tier 1 Capital (1)
  (to adjusted tangible assets)  $37,706  11.2%   $13,444    4.0%      $20,166    6.0%
Tier 1 Capital (1)
  (to adjusted total assets)     $37,706  11.2%   $13,444    4.0%      $16,805    5.0%

(1) as defined by regulatory agencies


The following table presents First Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of March 31, 2000.

                                                   At March 31, 2000
                                -------------------------------------------------------
                                                    Required for        To Be Well
                                     Actual       Adequate Capital(1) Capitalized (1)
                                ----------------- ------------------- ------------------
                                 Amount     %      Amount      %       Amount    %
                                -------- -------- -------- ---------- -------- ---------
Total risk-based capital (1)
  (to risk-weighted assets)      $9,926  17.5%   $4,540    8.0%      $5,675   10.0%
Tier 1 Capital (1)
  (to adjusted tangible assets)  $9,376   9.2%   $4 100    4.0%      $6,149    6.0%
Tier 1 Capital (1)
  (to adjusted total assets)     $9,376   9.2%   $4,100    4.0%      $5,124    5.0%

(1) as defined by regulatory agencies


SUMMARY OF RESULTS OF OPERATIONS

Peoples Bancorp and subsidiary had net income of $1,127,621 or $0.34 per share and $2,287,307 or $.71 per share for the three and six months ended March 31, 2000 as compared to $1,068,598 or $0.33 per share and $2,152,889 or $.66 per share for the same period ended 1999. The increase was primarily due to higher net interest income, partially offset by higher non-interest expense.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

NET INTEREST INCOME

Net interest income was $3,343,726 for the three months and $6,341,958 for the six months ended March 31, 2000 as compared to $2,900,243 and $5,670,683 for the same periods ended 1999. Interest income increased $1,564,167 to $13,275,349 for the six months primarily due to higher volumes of loans. Interest expense increased $854,406 to $6,853,688 due higher volumes of deposit accounts, and higher volumes of borrowings. Provision for loan loss increased $38,486 to $79,703 for the six months ended March 31, 2000, reflecting management's continued review of the loan portfolio.

The following table presents average balances and associated rates earned and paid for all interest earning assets and interest bearing liabilities for the six months ended March 31, 2000 and 1999. (dollars in thousands)

                                          2000                                      1999
                       ---------------------------------------   ----------------------------------------
                         Average        Interest     Effective     Average        Interest      Effective
                         Balance          Yield        Rate        Balance          Yield         Rate
                       -------------   ------------  ---------   -------------   ------------   ---------
Loans                      $313,758        $12,321      7.85%        $277,526        $10,750       7.75%
Securities                   15,847            497      6.27%          20,277            655       6.46%
Other                         9,291            457      9.84%           9,555            306       6.41%
                       -------------   ------------              -------------   ------------
Combined                    338,896         13,275      7.83%         307,358         11,711       7.62%
                       -------------   ------------              -------------   ------------
NOW and savings
     deposits               103,760          1,490      2.87%          80,676          1,133       2.81%
Certificates of deposit     185,675          4,866      5.24%         176,008          4,667       5.30%
Borrowings                   17,591            498      5.66%           7,919            199       5.03%
                       -------------   ------------              -------------   ------------
Combined                   $307,026          6,854      4.46%        $264,603          5,999       4.53%
                       -------------   ------------              -------------   ------------
Net interest income/
   interest rate spread                    $ 6,421      3.37%                        $ 5,712       3.09%
                                       ============  =========                   ============   =========

The following table illustrates the change in net interest income due to changes in rates and average volumes. (dollars in thousands)


                           Six months ended March 31, 2000 vs. 1999
                             Rate       Volume        Total
                           ---------   ----------   ----------
Loans                          $142       $1,429       $1,571
Securities                      (19)        (139)        (158)
Other                           159           (8)         151
                           ---------   ----------   ----------
Total                           282        1,282        1,564
                           ---------   ----------   ----------

NOW and savings deposits         25          332          357
Certificates of deposit         (53)         252          199
Borrowings                       28          271          299
                           ---------   ----------   ----------
Total                             -          855  #       855
                           ---------   ----------   ----------
Net interest income            $282        $ 427  #     $ 709
                           =========   ==========   ==========

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE

Non-performing  assets at March 31, 2000 and  September 30, 1999 are as follows:
(dollars in thousands)
                                      March 31, 2000     September 30, 1999
Non-accruing loans                          $ 318                 $ 474
Loans contractually past due 90 days
     or more other than nonaccruing           251                    64
Real estate owned                             232                     -
                                      ------------          ------------
                                            $ 801                 $ 538
                                      ============          ============


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

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

NON-INTEREST INCOME

The Company's non-interest income increased to $487,727 as compared to $402,412 for the same period one year ago. The increase was attributable to higher trust income from Peoples Federal and the addition of loan servicing income, and gains on sales of loans from First Savings Bank.

NON-INTEREST EXPENSE

Total non-interest expense for the six months ended March 31, 2000 was $3,113,703 as compared to $2,585,556 for 1999. Salaries and employee benefits increased $345,578 due to the addition of an eighth branch office in August 1998 and the addition of extra loan officers to deal with a very high loan demand. Data processing expense increased $88,716 to $286,183 also due to the addition of the new branch office.

INCOME TAXES

Income taxes for the six months ended March 31, 2000 increased to $1,428,675 from $1,334,650 for the same period last year due to higher pretax income.

YEAR 2000

The year 2000 has had no impact on the Company's computer operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The OTS has issued a regulation, which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under this OTS regulation, an institutions "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institutions NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes. Institutions which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. Both Peoples Federal and First Savings file Schedule CMR. However, results calculated from the March 31, 2000 Schedule CMR are not yet available from the OTS. Therefore, the tables below present the result of this analysis for Peoples

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Federal and First Savings as of December 31, 1999 and December 31, 1998. Under the regulation, institutions that must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk-based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets.

Presented below as of December 31, 1999 and 1998 is an analysis performed by the OTS of Peoples Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point increments, up and down 300 basis points.

    Peoples Federal Savings Bank
   Interest Rate Risk As of December 31, 1999

  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp           21,682     (19,081)       -47%        7.01% -522 bp
+200 bp           28,312     (12,452)       -31%        8.92% -331 bp
+100 bp           34,808      (5,956)       -15%       10.69% -154 bp
   0 bp           40,763                               12.23%
-100 bp           45,099       4,335         11%       13.28% +106bp
-200 bp           48,049       7,285         18%       13.95% +173 bp
-300 bp           50,379       9,615         24%       14.45% +222 bp

    Peoples Federal Savings Bank
   Interest Rate Risk As of December 31, 1998

  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp           28,245     (14,463)       -34%        9.45% -397 bp
+200 bp           33,820      (8,888)       -21%       11.05% -237 bp
+100 bp           38,862      (3,846)        -9%       12.43%   -99 bp
   0 bp           42,708                               13.42%
-100 bp           44,931       2,223          5%       13.94%  +52 bp
-200 bp           46,772       4,064         10%       14.35%  +93 bp
-300 bp           49,531       6,823         16%       14.98% +156 bp

                                PEOPLES BANCORP
                                 AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Presented below are the same OTS calculated tables as of December 31, 1999 and 1998 for First Savings Bank.

   First Savings Bank
   Interest Rate Risk As of December 31, 1999

  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp            9,080      (3,416)       -27%        9.25% -288 bp
+200 bp           10,377      (2,119)       -17%       10.38% -175 bp
+100 bp           11,553        (943)        -8%       11.37%   -76 bp
   0 bp           12,496                               12.13%
-100 bp           13,089         593          5%       12.57%   +44 bp
-200 bp           13,511       1,015          8%       12.86%   +73 bp
-300 bp           13,868       1,372         11%       13.09%   +96 bp


 First Savings Bank
   Interest Rate Risk As of December 31, 1998

 Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
+300 bp           12,902      (1,254)        -9%       13.01% -84 bp
+200 bp           13,602        (553)        -4%       13.54% -31 bp
+100 bp           14,018        (137)        -1%       13.81%   -3 bp
   0 bp           14,156                               13.84%
-100 bp           14,182          26          0%       13.78%    -7bp
-200 bp           14,251          96          1%       13.75%  -10 bp
-300 bp           14,515         360          3%       13.87%   +3 bp

In evaluating Peoples Federal's and First Savings' exposure to interest rate risk, certain shortcomings, inherent in the method of analysis presented in the foregoing tables must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. As a result, the actual effect of changing interest rates may differ from that presented in the foregoing tables.

                           PART II. OTHER INFORMATION

                                 PEOPLES BANCORP
                                 AND SUBSIDIARY

Item 1.  Legal Proceedings
              None

Item 2.  Changes in Securities and Use of Proceeds
             None

Item 3.  Defaults Upon Senior Securities
              None

Item 4.  Submission of matters to a vote of security holders

On February 16, 2000 the Company held its annual meeting of shareholders. A total of 2,580,337 shares were represented in person or by proxy at the meeting. The merger of Peoples Bancorp and Three Rivers Financial Corporation was approved. 2,060,232 shares were voted in favor of the merger, and 87,791 votes were withheld. Douglas D. Marsh was elected to the board of Directors for a three-year term expiring in 2003. 2,495,604 shares were voted in favor of the election of the nominee and there were 84,733 votes withheld. Maurice F. Winkler III was elected to the board of Directors for a three-year term expiring in 2003. 2,515,101 shares were voted in favor of the election of the nominee and there were 65,236 votes withheld. Olive LLP was approved as the auditor of Peoples Bancorp for the fiscal year ending September 30, 2000. 2,563,085 shares were voted in favor of approval, with 17,252 votes withheld.

Item 5.  Other information
             None

Item 6.  Reports on Form 8-K

A report on form 8-K was filed on March 13, 2000 regarding the merger with Three Rivers Financial Corp. Form 8-K/A was filed on April 25, 2000 to add pro-forma financial information to the previously filed 8-K.

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

                                                      (REGISTRANT)

Date: May 12, 2000                                 Maurice F. Winkler III
                                           President and Chief Operating Officer

Date: May 12, 2000                                    Deborah K. Stanger
                                      Vice President and Chief Financial Officer