Form 10-Q
period 2000-06-30
PEOPLES BANCORP
filed 2000-08-10
CIK 869004

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



June 30, 2000                                                   Commission
                                                           File Number 000-18991

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

Common stock, par value $1 per share                    3,681,272 shares
            (Title of class)                     (Outstanding at August 4, 2000)

                                 PEOPLES BANCORP

                                AND SUBSIDIARIES

                                                                           Page
                                                                          Number

Part I   Financial Information:

  Item 1.  Consolidated Condensed Financial Statements

            Consolidated Condensed Statement of Financial Condition
            as of June 30, 2000 and September 30, 1999.........................3

            Consolidated Condensed Statement of Income for the three
            and nine months ended June 30, 2000 and 1999.......................4

            Consolidated Condensed Statement of Cash Flows for the
            nine months ended June 30, 2000 and 1999...........................5

            Notes to Consolidated Condensed Financial Statements.............6-8

   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................9-13

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....13-15

Part II.     Other Information
   Item 1.   Legal Proceedings................................................16
   Item 2.   Changes in Securities and Use of Proceeds........................16
   Item 3.   Defaults Upon Senior Securities..................................16
   Item 4.   Submission of matters to a vote of security holders..............16
   Item 5.   Other Information................................................16
   Item 6.   Exhibits and Reports on Form 8-K.................................16

Signatures....................................................................17

                                     PART I. FINANCIAL INFORMATION

                                            PEOPLES BANCORP
                                            AND SUBSIDIARIES

                        CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION
                                              (Unaudited)

                         ASSETS
                                                        June 30,   September 30,
                                                          2000          1999
                                                     ------------- -------------

Cash and due from financial institutions             $  8,196,639  $  4,838,115
Short-term interest-bearing deposits                    1,005,045       834,134
                                                     ------------- -------------
    Total cash and cash equivalents                     9,201,684     5,672,249
Interest-bearing time deposits                          3,560,940             -
Securities available for sale                          19,436,109    16,932,913
Securities held to maturity
   (approximate market value $11,002,708 and $887,233) 11,115,189       867,559
Loans:
     Loans                                            387,252,870   297,875,039
     Less: Allowance for loan losses                    1,661,731     1,005,119
                                                     ------------- -------------
     Net loans                                        385,591,139   296,869,920
Premises and equipment                                  5,969,792     2,285,889
Federal Home Loan Bank of Indianapolis stock, at cost   4,134,400     2,473,500
Intangible assets                                       3,592,162             -
Other assets                                            4,188,717     2,460,521
                                                     ------------- -------------
    Total assets                                     $446,790,132  $327,562,551
                                                     ============= =============

                      LIABILITIES

NOW and savings deposits                             $125,028,101  $ 94,238,078
Certificates of deposit                               216,700,231   176,756,016
Reverse repurchase agreements                           5,420,670     5,239,739
Federal Home Loan Bank advances                        40,761,954     5,000,000
Other liabilities                                       1,915,024       872,499
                                                     ------------- -------------
    Total liabilities                                 389,825,980   282,106,332
                                                     ------------- -------------

                  STOCKHOLDERS' EQUITY

Preferred stock, par value $1;
    Authorized and unissued -- 5,000,000 shares                 -             -
Common stock, par value $1;
    Authorized--7,000,000 shares:
    Issued and outstanding--3,684,272 and
         3,183,717 shares                               3,684,272     3,183,717
Additional paid-in capital                             10,798,688     1,203,696
Retained earnings--substantially restricted            43,306,634    41,282,725
Accumulated other comprehensive income                   (448,856)     (213,919)
Unearned ESOP shares                                     (351,494)            -
Unearned RRP shares                                       (25,092)            -
                                                     ------------- -------------
    Total stockholders' equity                         56,964,152    45,456,219
                                                     ------------- -------------
    Total liabilities and stockholders' equity       $446,790,132  $327,562,551
                                                     ============= =============

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (Unaudited)

                                   Three months ended     Nine months ended
                                        June 30,                June 30,
                                  --------------------- -----------------------
                                     2000        1999       2000        1999
                                  ---------- ---------- ----------- -----------
Interest Income:
 Loans                             $7,696,354 $5,620,605 $20,016,977 $16,370,774
 Securities                           361,578    265,743     859,404     921,279
 Other interest and dividend income   335,002    161,127     791,902     466,604
                                   ---------- ---------- ----------- -----------
                                    8,392,934  6,047,475  21,668,283  17,758,657
                                   ---------- ---------- ----------- -----------
Interest Expense:
  NOW and savings deposits            911,479    620,251   2,401,485   1,753,636
  Certificates of deposit           3,006,804  2,289,151   7,872,850   6,956,191
  Short-term borrowings                62,190     32,330     155,493     107,781
  Federal Home Loan Bank Advances     558,210     75,277     962,543     198,683
                                   ---------- ---------- ----------- -----------
                                    4,538,683  3,017,009  11,392,371   9,016,291
                                   ---------- ---------- ----------- -----------
Net Interest Income                 3,854,251  3,030,466  10,275,912   8,742,366
  Provision for losses on loans        42,508     24,896     122,211      66,113
                                   ---------- ---------- ----------- -----------
Net Interest Income After Provision
   for Losses on Loans              3,811,743  3,005,570  10,153,701   8,676,253
                                   ---------- ---------- ----------- -----------
Other Income:
 Trust income                          57,104     30,408     145,826      73,436
 Loan servicing                        38,301          -      50,753           -
 Net gains on sale of loans             5,662          -      14,949           -
 Fees and service charges             218,262    157,090     524,539     447,025
 Other income                          85,966     26,320     156,955      95,769
                                   ---------- ---------- ----------- -----------
                                      405,295    213,818     893,022     616,230
                                   ---------- ---------- ----------- -----------
Other Expense:
 Salaries and employee benefits     1,144,433    668,041   2,820,631   1,998,661
 Net occupancy expenses               160,778     83,762     367,094     286,247
 Equipment expenses                   185,451    120,224     391,348     336,905
 Data processing expense              170,242    104,071     456,425     301,538
 Deposit insurance expense             17,500     38,063      72,267     111,373
 Other expenses                       508,372    274,499   1,192,714     839,492
                                   ---------- ---------- ----------- -----------
                                    2,186,776  1,288,660   5,300,479   3,874,216
                                   ---------- ---------- ----------- -----------
Income Before Income Tax            2,030,262  1,930,728   5,746,244   5,418,267
  Income tax expense                  791,235    744,450   2,219,910   2,079,100
                                   ---------- ---------- ----------- -----------
Net Income                         $1,239,027 $1,186,278 $ 3,526,334 $ 3,339,167
                                   ========== ========== =========== ===========

Basic Income Per Common Share          $ 0.34     $ 0.37      $ 1.05      $ 1.03
Diluted Income Per Common Share        $ 0.34     $ 0.37      $ 1.05      $ 1.03

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                 AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                              June 30,
                                                   -----------------------------
                                                       2000            1999
                                                   -------------   -------------

Operating Activities:
  Net income                                         $3,526,334      $3,339,167
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Provision for loan losses                           122,211          66,113
    Depreciation and amortization                       379,867         313,780
    Amortization of premiums and discounts on
      investment securities                             (10,530)        (51,746)
    Amortization of deferred loan fees                 (258,916)       (321,368)
     Loans  originated for sale                        (895,100)              -
     Proceeds from sales of loans                       910,049               -
      Net gains on sales of loans                       (14,949)              -
  Change in:
    Deferred income tax                                 247,727               -
    Interest receivable                                 118,797          28,815
    Interest payable                                     85,186         157,072
  Other adjustments:                                   (718,140)     (1,135,313)
                                                   -------------   -------------
 Net cash provided by operating activities            3,492,536       2,396,520
                                                   -------------   -------------

Investing Activities:
  Net change in interest-bearing time deposits          396,980         718,000
  Purchases of investment securities-
    avilable for sale                                (2,128,870)     (3,589,167)
  Proceeds from maturities of investment
    securities-held to maturity                         966,380       4,193,233
   Proceeds from maturities of securities-
    available for sale                                  803,250      10,040,000
   Proceeds from sale of securities
    available for sale                                   93,700               -
  Net change in mutual funds                           (260,834)       (329,549)
  Net change in loans                               (15,246,173)    (26,492,142)
  Purchases of premises and equipment                (1,037,802)       (171,527)
  Cash acquired in acquisition                        4,935,071               -
   Purchase of FHLB stock                              (181,700)       (255,800)
   Other investing activities                           126,890          79,830
                                                   -------------   -------------
 Net cash used by investing activities              (10,933,108)    (15,807,122)
                                                   -------------   -------------

Financing Activities:
  Net change in:
     NOW and savings accounts                         2,912,732      15,186,400
     Certificates of deposit                          2,613,884       4,206,740
     Short-term borrowings                            2,380,931      (1,122,015)
     FHLB advances                                    8,000,000       1,000,000
  Net change in advances by borrowers for
     taxes and insurance                                167,359             255
  Cash dividends                                     (1,309,647)     (1,174,156)
  Repurchase of common stock                         (3,795,252)     (1,914,069)
                                                   -------------   -------------
 Net cash provided by financing activities           10,970,007      16,183,155
                                                   -------------   -------------
Net Change in Cash and Cash Equivalents               3,529,435       2,772,553
Cash and Cash Equivalents, Beginning of Period        5,672,249       3,567,625
                                                   -------------   -------------
Cash and Cash Equivalents, End of Period             $9,201,684      $6,340,178
                                                   =============   =============

Additional Cash Flows and Supplementary Information:
   Interest paid                                    $12,194,202     $ 8,859,219
   Income tax paid                                    2,474,605       2,183,891

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The significant accounting policies followed by Peoples Bancorp (the Company) and its wholly owned subsidiaries, Peoples Federal Savings Bank of DeKalb County and First Savings Bank, (the Banks), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three and nine months ended June 30, 2000, are not necessarily indicative of those expected for the remainder of the year.

2.  CASH DIVIDEND

A cash dividend of $.13 per common share was declared on June 20, 2000 payable on July 20, 2000, to stockholders of record as of July 3, 2000.

3.  EARNINGS PER COMMON SHARE

Earnings per share were computed as follows:

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                              Three Months Ended June 30,
                                                        2000                           1999
                                            ------------------------------ ------------------------------
                                                        Weighted                       Weighted
                                                        Average  Per-Share             Average  Per-Share
                                              Income     Shares   Amount     Income     Shares    Amount
                                            ---------- --------- --------- ---------- --------- ---------
Basic Earnings Per share
   Income available to common stockholders  $1,239,027 3,662,455   $ 0.34  $1,186,278 3,202,623  $ 0.37
Effect of Dilutive Securities
   Stock options                                          12,733                              -
Diluted Earnings Per Share
   Income available to common stockholders
   and assumed conversions                  ---------- --------- --------- ---------- --------- ---------
                                            $1,239,027 3,675,188   $ 0.34  $1,186,278 3,202,623  $ 0.37
                                            ========== ========= ========= ========== ========= =========

                                                      Nine Months Ended June 30,
                                                          2000                        1999
                                            ------------------------------ ------------------------------
                                                       Weighted                       Weighted
                                                       Average   Per-Share            Average   Per-Share
                                              Income    Shares    Amount     Income    Shares     Amount
                                            ---------- --------- --------- ---------- --------- ---------
Basic Earnings Per share
   Income available to common stockholders  $3,526,334 3,364,356   $ 1.05  $3,339,167 3,242,344   $1.03
Effect of Dilutive Securities
   Stock options                                           6,412                              -
Diluted Earnings Per Share
   Income available to common stockholders
   and assumed conversions                  ---------- --------- --------- ---------- --------- ---------
                                            $3,526,334 3,370,768   $ 1.05  $3,339,167 3,242,344   $1.03
                                            ========== ========= ========= ========== ========= =========


4.  ACQUISITION

On February 29, 2000 the Company acquired Three Rivers Financial Corporation (Three Rivers), the holding company of First Savings Bank (First Savings). First Savings is a federally chartered savings bank with branches located in Southern Michigan and Northern Indiana. Three Rivers was merged into the Company and First Savings will maintain its existing federal charter as a subsidiary of Peoples Bancorp.

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

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                                   Nine months Ended
                                         June 30,
                                   2000           1999
                               -------------  -------------
Net interest income:
Peoples Bancorp                 $ 9,056,459    $ 8,742,366
Three Rivers                      2,901,309      2,474,412
                               -------------  -------------
                                $11,957,768    $11,216,778
                               =============  =============

Net Income:
Peoples Bancorp                 $ 3,364,196    $ 3,339,167
Three Rivers                        267,683        454,274
                               -------------  -------------
                                $ 3,631,879    $ 3,793,441
                               =============  =============

Net income per share-combined:
Basic                                 $0.97          $0.96
Diluted                               $0.96          $0.96

                                 PEOPLES BANCORP
                                 AND SUBSDIARIES

                 ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets at June 30, 2000 were $446,790,132, an increase of $119,227,581 from September 30, 1999. The increase is attributable primarily to the merger with Three Rivers, which accounted for $90,571,000 of the increase. Loans increased $89,377,831 to $387,252,870, cash and cash equivalents increased $3,529,435 to $9,201,684, investment securities and interest-bearing deposits increased $16,311,766 to $34,112,238, and intangible assets of $3,670,854 were added to the balance sheet. In addition to merger related increases, Peoples Federal's loan balance increased $13.8 million.

Total deposits were $341,728,332 at June 30, 2000, an increase of $70,734,238 since September 30, 1999, of which $65,229,000 was due to the merger. Federal Home Loan Bank advances increased $35,761,954 due primarily to the merger with Three Rivers Financial Corp.

LIQUIDITY

The Company's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At June 30, 2000, and September 30, 1999, cash and interest-bearing deposits totaled $9.2 million and $5.7 million, respectively.

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

CAPITAL RESOURCES

The following table presents Peoples Federal Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of June 30, 2000.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                                At June 30, 2000
                             ---------------------------------------------------
                                                  Required for      To Be Well
                                 Actual       Adequate Capital(1) Capitalized(1)
                             ---------------- ------------------- --------------
                              Amount    %      Amount      %       Amount   %
                             -------- ------- --------  -------- -------- ------

Total risk-based capital (1)
(to risk-weighted assets)     $38,262  20.0%   $15,330    8.0%    $19,162  10.0%
Tier 1 Capital (1)
(to adjusted tangible assets) $37,204  11.0%   $13,510    4.0%    $20,265   6.0%
Tier 1 Capital (1)
(to adjusted total assets)    $37,204  11.0%   $13,510    4.0%    $16,888   5.0%

(1) as defined by regulatory agencies


The following table presents First Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of June 30, 2000.

                                                At June 30, 2000
                             ---------------------------------------------------
                                                Required for        To Be Well
                                  Actual     Adequate Capital(1) Capitalized (1)
                             --------------- ------------------- ---------------
                              Amount    %     Amount     %        Amount     %
                             -------- ------ -------- ---------- -------- ------

Total risk-based capital (1)
(to risk-weighted assets)     $10,281  17.8%  $4,616    8.0%      $5,770   10.0%
Tier 1 Capital (1)
(to adjusted tangible assets)  $9,715   9.6%  $3,039    4.0%      $6,079    6.0%
Tier 1 Capital (1)
(to adjusted total assets)     $9,715   9.6%  $3,039    4.0%      $5,066    5.0%

(1) as defined by regulatory agencies

SUMMARY OF RESULTS OF OPERATIONS

Peoples Bancorp and subsidiaries had net income of $1,239,027 or $0.34 per share and $3,526,334 or $1.05 per share for the three and nine months ended June 30, 2000 as compared to $1,186,278 or $0.33 per share and $3,339,167 or $1.03 per share for the same period ended 1999. The increase was primarily due to higher net interest income, partially offset by higher non-interest expense.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

NET INTEREST INCOME

Net interest income was $3,854,251 for the three months and $10,275,912 for the nine months ended June 30, 2000 as compared to $3,030,466 and $8,742,366 for the same periods ended 1999. Interest income increased $3,909,626 to $21,668,283 for the nine months primarily due to the merger with Three Rivers and higher volumes of loans. Interest expense increased $2,376,080 to $11,392,371 due again to the merger and higher volumes of deposit accounts, and borrowings. Provision for loan loss increased $56,098 to $122,211 for the nine months ended June 30, 2000, reflecting management's continued review of the loan portfolio.

The following table presents average balances and associated rates earned and paid for all interest earning assets and interest bearing liabilities for the nine months ended June 30, 2000 and 1999. (dollars in thousands)

                           2000                        1999
                --------------------------- -----------------------------
                Average  Interest Effective  Average  Interest  Effective
                Balance   Yield     Rate     Balance   Yield     Rate
                -------- -------- --------- --------  --------  ---------
Loans           $378,712  $20,017   8.02%   $282,211   $16,371     7.73%
Securities        26,890      859   6.09%     19,022       921     6.46%
Other             20,043      792   6.63%      9,739       467     6.39%
                -------- --------           --------  --------
Combined         425,645   21,668   7.83%    310,972    17,759     7.61%
                -------- --------           --------  --------
NOW and savings
 deposits        127,219    2,401   2.80%     83,680     1,754     2.79%
Certificates
 of deposit      215,063    7,873   5.38%    177,336     6,956     5.23%
Borrowings        39,921    1,118   6.08%      9,382       307     4.36%
                -------- -------           --------   -------
Combined        $382,203   11,392   4.60%   $270,398     9,017     4.45%
                -------- --------          ---------  --------
Net interest income/
   interest rate spread   $10,276   3.23%              $ 8,742     3.16%
                         ========  ======             ========   =======
The following table illustrates the change in net interest income due to changes in rates and average volumes. (dollars in thousands)

                        Nine months ended June 30, 2000 vs. 1999
                             Rate       Volume        Total
                           ---------   ----------   ----------
Loans                          $360       $3,286       $3,646
Securities                      (70)           8          (62)
Other                            11          314          325
                           ---------   ----------   ----------
Total                           301        3,608        3,909
                           ---------   ----------   ----------

NOW and savings deposits          4          643          647
Certificates of deposit         109          808          917
Borrowings                       86          725          811
                           ---------   ----------   ----------
Total                           199        2,176        2,375
                           ---------   ----------   ----------
Net interest income            $102       $1,432       $1,534
                           =========   ==========   ==========

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE

Non-performing  assets at June 30, 2000 and  September  30, 1999 are as follows:
(dollars in thousands)

                                           June 30, 2000      September 30, 1999
Non-accruing loans                            $ 565                 $ 474
Loans contractually past due 90 days
     or more other than nonaccruing             104                    64
Real estate owned                               128                     -
                                           ------------          ------------
                                              $ 797                 $ 538
                                           ============          ============


It is the Banks' policy to carry REO at net realizable value. After repossession, appraised value is reduced for estimated repair and selling costs, and the net amount is the carrying value of the property. Any changes in estimated realizable value after the initial repossession, are charged to a specific loss reserve account for REO. At present, all REO is carried at the Banks' estimated realizable value.

The allowances for loan and real estate owned losses represent amounts available to absorb future losses. Such allowances are based on management's continuing review of the portfolios, historical charge-offs, current economic conditions, and such other factors, which in management's judgment deserve recognition in estimating possible losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowances based on their judgment about the information available to them at the time of their examination. Provisions for losses are charged to earnings to bring the allowances to levels considered necessary by management. Losses are charged to the allowances when considered probable, or in the case of REO, at the time of repossession. Management believes that the allowances are adequate to absorb known and inherent losses in the portfolio. No assurance can be given, however, that economic conditions which may adversely affect the Banks' markets or other circumstances will not result in future losses in the portfolio.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

NON-INTEREST INCOME

The Company's non-interest income for the nine months ended June 30, 2000, increased to $893,022 as compared to $616,230 for the same period one year ago. The increase was attributable to higher trust income from Peoples Federal and the addition of loan servicing income, and gains on sales of loans from First Savings Bank.

NON-INTEREST EXPENSE

Total non-interest expense for the nine months ended June 30, 2000 was $5,300,479 as compared to $3,874,216 for 1999. Salaries and employee benefits increased $821,970 due to the addition of an eighth branch office in August 1998 and the addition of extra loan officers to deal with a very high loan demand. Data processing expense increased $154,887 to $456,425 also due to the addition of the new branch office and the acquisition of First Savings.

INCOME TAXES

Income taxes for the nine months ended June 30, 2000 increased to $2,219,910 from $2,079,100 for the same period last year due to higher pretax income.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The OTS has issued a regulation, which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under this OTS regulation, an institutions "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institutions NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes. Institutions which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. Both Peoples Federal and First Savings file Schedule CMR. However, results calculated from the June 30, 2000 Schedule CMR are not yet available from the OTS. Therefore, the tables below present the result of this analysis for Peoples

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK
                                   (Continued)

Federal and First Savings as of March 31, 2000 and 1999. Under the regulation, institutions that must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk-based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets.

Presented below as of March 31, 2000 and 1999 is an analysis performed by the OTS of Peoples Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point increments, up and down 300 basis points.

                          Peoples Federal Savings Bank
                     Interest Rate Risk As of March 31, 2000

  Changes                     Market Value

  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
-----------------------------------------------------------------
+300 bp           24,187     (18,169)       -43%        7.68% -484 bp
+200 bp           30,273     (12,084)       -29%      -93.80% -314 bp
+100 bp           36,384      (5,972)       -14%       11.00% -151 bp
   0 bp           42,356                               12.52%
-100 bp           46,986       4,629         11%       13.62% +111 bp
-200 bp           49,328       6,972         16%       14.13% +161 bp
-300 bp           50,942       8,586         20%       14.44% +192 bp

                          Peoples Federal Savings Bank
                     Interest Rate Risk As of March 31, 1999

 Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp           28,133     (15,550)       -36%        9.33% -425 bp
+200 bp           34,124      (9,559)       -22%       11.04% -253 bp
+100 bp           39,527      (4,155)       -10%       12.51% -107 bp
   0 bp           43,682                               13.53%
-100 bp           46,629       2,946          7%       14.23%  +71 bp
-200 bp           48,906       5,224         12%      -14.80% +122 bp
-300 bp           51,844       8,162         19%       15.46% +188 bp

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK
                                   (Continued)

Presented below are the same OTS calculated tables as of March 31, 2000 and 1999 for First Savings Bank.

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

                               First Savings Bank
                     Interest Rate Risk As of March 31, 2000

  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp            9,733      (3,583)       -27%        9.67% -294 bp
+200 bp           11,064      (2,521)       -17%       10.80% -181 bp
+100 bp           12,289      (1,027)        -8%       11.80%   -81 bp
   0 bp           13,315                               12.61%
-100 bp           14,019         703          5%       13.13%   +52 bp
-200 bp           14,389       1,074          8%       13.37%   +76 bp
-300 bp           14,771       1,455         11%       13.61%  +100 bp

                               First Savings Bank
                     Interest Rate Risk As of March 31, 1999

  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp            9,659      (2,203)       -19%       10.05% -183 bp
+200 bp           10,668      (1,195)       -10%       10.93%   -95 bp
+100 bp           11,425        (437)        -4%       11.56%   -33 bp
   0 bp           11,862                               11.89%
-100 bp           12,199         336          3%       12.12%  +23 bp
-200 bp           12,445         583          5%       12.26%  +38 bp
-300 bp           12,849         987          8%       12.54%  +65 bp

                           PART II. OTHER INFORMATION

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

Item 1.  Legal Proceedings
              None

Item 2.  Changes in Securities and Use of Proceeds
             None

Item 3.  Defaults Upon Senior Securities
              None

Item 4.  Submission of matters to a vote of security holders
          None

Item 5.  Other information
             None

Item 6.  Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended June 30, 2000.

                                 PEOPLES BANCORP

                                AND SUBSIDIARIES

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the

Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                                     PEOPLES BANCORP
                                                      (REGISTRANT)




Date: August 7, 2000                                Maurice F. Winkler III
                                           President and Chief Operating Officer

Date: August 7, 2000                                 Deborah K. Stanger
                                      Vice President and Chief Financial Officer