Form 10-K
period 2000-09-30
PEOPLES BANCORP
filed 2000-12-29
CIK 869004

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

        For Annual and Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2000
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

                         Commission File Number 0-18991
                                                -------

                                 PEOPLES BANCORP
             (Exact name of registrant as specified in its charter)

   INDIANA                                                     35-1811284
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                         Identification Number)

212 West 7th Street, Auburn, Indiana                                     46706
------------------------------------                                   --------
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (219) 925-2500
        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act

                     Common Stock, par value $1.00 per share
                     ---------------------------------------
                                (Title of Class)

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

Aggregate market value of voting stock held by non-affiliates of the registrant, as of December 22, 2000: $49,943,875.
                          ------------

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 22, 2000:

           3,638,898 shares of Common Stock, par value $1.00 per share

                      Documents Incorporated by Reference:

        Portions of the definitive Proxy Statement/Prospectus (Part III) and the Annual Report to Stockholders for the year ended September 30, 2000 (Parts II and IV).

                                     PART I


         Peoples Bancorp (the "Company") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this annual report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company in managing the risks resulting from these factors.

         The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time or on behalf of the Company.

Item 1.  Business

General

      The Company is an Indiana corporation organized in October 1990 to become the thrift holding company for Peoples Federal Savings Bank of DeKalb County ("Peoples Federal"). The Company is the sole shareholder of Peoples Federal. Peoples Federal conducts business from its main office in Auburn and its seven full-service offices located in Avilla, Columbia City, Garrett, Kendallville, LaGrange, and Waterloo, Indiana. Peoples Federal offers a full range of retail deposit services and lending services to northeastern Indiana.

      Peoples Federal was founded in 1925 and chartered by the Federal Home Loan Bank Board ("FHLBB"), now the Office of Thrift Supervision ("OTS"), in 1937. Since that time, they have been a member of the Federal Home Loan Bank System ("FHLB System") and the Federal Home Loan Bank of Indianapolis ("FHLB of Indianapolis"), and its savings accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF"), as administered by the Federal Deposit Insurance Corporation (the "FDIC").

      On February 29, 2000 a merger was completed with Three Rivers Financial Corp. and its subsidiary First Savings Bank ("First Savings") of Three Rivers, Michigan. The Company became the sole shareholder of First Savings. First Savings conducts business from its main office in Three Rivers, Michigan, and its five full service offices in Union, and Schoolcraft, Michigan, and Howe and Middlebury, Indiana.

      The Company has no other business activity other than being the holding company for Peoples Federal and First Savings (collectively the "Banks") subject to regulation by the OTS. The Company's securities are registered with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Company is subject to the information, proxy solicitation, insider trading, and other restrictions and requirements of the Exchange Act.

         In June 1999, the Board authorized a stock repurchase program. Purchases of up to 300,000 shares of the Company's common stock may be made in open market or in privately negotiated transactions. As of September 30, 2000, the Company had repurchased 290,694 shares.

         On a yearly basis, the Company updates its long-term strategic plan. This plan includes, among other things, the Company's commitment to maintaining a strong capital base and continuing to improve the organization's return on assets through asset growth and controlling operating expenses. Continued careful monitoring of the Banks' interest rate risk is also cited as an important goal. As a result, continued origination of short-term consumer and installment loans, prime plus equity loans, adjustable rate mortgage loans, and fixed-rate real estate loans with original terms of 15 years or less will be emphasized.

      The  Banks  offer  a wide  range  of  consumer  and  commercial  financial services. These services include: consumer demand deposit accounts; NOW accounts; regular and term savings accounts and savings certificates; residential and commercial real estate loans; and secured and unsecured consumer loans. During 1999, Peoples Federal added agricultural and commercial lending officers to its staff. Since these types of loans pose a higher credit risk than traditional mortgage lending, they typically offer higher yields and are for shorter terms. It is expected that these loans will assist Peoples Federal in managing its interest rate risk, and increase its overall profitability. The Banks provide these services through a branch network comprised of fourteen full-service banking offices. They also provide credit card services, as well as enhancements to its loan and deposit products designed to provide customers with added conveniences. The Company has historically concentrated its business activities in northeastern Indiana. The purchase of First Savings has extended this area to southern Michigan. The Company's current strategy is to maintain its branch office network as well as remain alert to new opportunities.

      Over the years, the Company has broadened its product line and enhanced its operations in order to accommodate its growth and to meet the vigorous competition from various financial institutions and other companies or firms that engage in similar activities.

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

      The operations of thrift institutions, including those of the Banks, are significantly affected by general economic conditions and by related monetary and fiscal policies of the federal government and regulations and policies of financial institution regulatory authorities, including the Board of Governors of the Federal Reserve System and the OTS. Lending activities are influenced by a number of factors including the demand for housing, conditions in the construction industry, and availability of funds. Sources of funds for lending activities include savings deposits, loan principal payments, proceeds from sales of loans, and borrowings from the Federal Home Loan Banks and other sources. Savings flows at thrift institutions such as the Banks are influenced by a number of factors including interest rates on competing investments and levels of personal income.

Earnings

      The Banks' earnings depend primarily on the difference between income from interest-earning assets such as loans and investments, and interest paid on interest-bearing liabilities such as deposits and borrowings. The Banks typically engage in long-term mortgage lending at fixed rates of interest, generally for periods of up to 30 years, while accepting deposits for considerably shorter periods.

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

Competition

      The Banks experience strong competition both in making real estate loans and in attracting savings deposits. The Banks compete for real estate loans with commercial banks, mortgage banking companies, insurance companies, and other institutional lenders. The most direct competition for savings comes from other thrift institutions, mutual savings banks, commercial banks and credit unions. During periods of generally high interest rates, additional significant competition for savings accounts comes from corporate and government securities as well as money market mutual funds. The principal methods generally used by the Banks to attract deposit accounts include: competitive interest rates, advertising, providing a variety of financial services, convenient office locations, flexible hours for the public, and promotions for opening or adding to deposit accounts.

Net Interest Income

      Net interest income increases during periods when the spread is widened between the Banks' weighted average rate at which new loans are originated and the weighted average cost of interest-bearing liabilities. The Banks' ability to originate loans is affected by market factors such as interest rates, competition, consumer preferences, the supply of and demand for housing, and the availability of funds.

      The Banks have supplemented their interest income through purchases of investments when appropriate. This activity generates positive interest rate spreads on large principal balances with minimal administrative expense.

Interest Rate and Volume of Interest-Related Assets and Liabilities

      Both changes in rate and changes in the composition of the Banks' interest-earning assets and interest-bearing liabilities can have a significant effect on net interest income.

      For information regarding the total dollar amount of interest income from interest-earning assets, the average yields, the amount of interest expense from interest-bearing liabilities and the average rate, net interest income, interest rate spread, and the net yield on interest-earning assets, refer to page 13 of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2000 Annual Report to Stockholders, incorporated herein by reference.

      For information regarding the combined weighted average effective interest rate earned by the Banks on their loan portfolios and investments, the combined weighted average effective cost of the Banks' deposits and borrowings, the interest rate spread of the Banks, and the net yield on combined monthly weighted average interest-earning assets of the Banks on their loan portfolios and investments for the fiscal years ending September 30, 2000, 1999, and 1998 refer to page 10 of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2000 Annual Report incorporated herein by reference.

      For information concerning the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Banks' interest income and expense during the fiscal years ending September 30, 2000, 1999, and 1998 refer to page 14 of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2000 Annual Report incorporated herein by reference.

Market Area

    Peoples Federal's market area in northeastern Indiana spans the counties of DeKalb, Whitley, Noble, and LaGrange. This market area has a population of approximately 145,000 and has a diversified industrial economic base with an emphasis on the production sector that includes major manufacturers of international scope. Moreover, the distribution sector, primarily in the wholesale and retail trades, constitutes a substantial portion of the area's economy, both in terms of product mix, sales receipts, and employment. The most rapid growth has occurred in the manufacturing sector, especially in the production of automotive and electronics products, and in the service sector with respect to packaging, warehousing, and distribution services.

    With the addition of First Savings Bank to the Company, the market area has expanded into southern Michigan and additional towns of Howe and Middlebury in northeastern Indiana. First Savings serves St. Joseph, southern Kalamazoo, and Cass counties in Michigan and LaGrange and eastern Elkhart counties in Indiana. This expanded market area is contiguous to the Peoples Federal market area and is a natural expansion. This aggregate market area has a population estimate of 489,108 and consists of a diversified economic base that includes manufacturing, wholesale and retail trades, small farming, and service industries. The general area serviced by First Savings would be classified as rural.

Lending Activities

    General

    The Banks have attempted to emphasize investments in adjustable-rate residential mortgages and consumer loans in their market areas. In order to lessen their risk from interest rate fluctuations, the Banks emphasize the origination of interest rate sensitive loan products, such as one-year adjustable-rate mortgage loans, and prime plus equity loans. However, during the recent low interest rate market, customers preferred fixed rate products. The Banks reacted to this trend by offering a new mortgage product of a seven-year fixed rate loan, which converts to a one-year adjustable product at the end of the seventh year. In this way, the Banks offered a fixed rate product to satisfy the customer demand, but are not locked into low interest rates for a long period of time. For regulatory reporting purposes, these loans are shown as fixed rate product until the period remaining to the next repricing is under five years. Seven year/one year loans originated during the initial implementation of this product are now shown in this Form 10-K as adjustable rate product. More recent originations of these types of loans are shown as fixed rate mortgages. First Savings sells any loans they originate for longer than seven year fixed rate terms on the secondary market.

Residential Mortgage Loans

    A substantial portion of the Banks' lending activity involves the origination of loans secured by residential real estate, consisting of single-family dwelling units. The Banks also lend on the security of mid-size multifamily dwelling units. The residential mortgage loans included in the Banks' portfolio are primarily conventional fixed-rate loans with a maturity of up to 30 years.

    The Banks also offer adjustable-rate mortgage loans. Currently, these loans generally have interest rates that adjust (up or down) every year. Generally, these loans provide for a maximum adjustment of 6% over the life of the loans with a maximum adjustment of 2% during any given year. Adjustments are based upon an index established at the time the commitments are issued by the Banks. The index used for most loans is tied to the applicable United States Treasury security index. While adjustable-rate mortgage loans assist the Banks in maintaining a positive spread during periods of high interest rates, it is not expected that adjustments in interest rates on adjustable-rate mortgages will match precisely changes in the Banks' cost of funds. The majority of the adjustable rate mortgages originated by the Banks have limitations on the amount (generally 6%) and frequency of interest rate changes.

    During the fiscal year ended September 30, 2000, the Banks originated $127,435,000 of residential loans of which $79,917,000 was five- to 30-year fixed-rate mortgages and $47,518,000 was adjustable-rate loans. The rates offered on the Banks' adjustable-rate residential mortgage loans are generally competitive with the rates offered by other thrift institutions in the Banks' market areas and are based upon the Banks' cost of funds and the rate of return the Banks can receive on comparable investments. Fixed-rate loans are originated only under terms and conditions and using documentation which would permit their sale in the secondary market and at rates which are generally competitive with rates offered by other financial institutions in the Banks' market areas.

    Set  forth  below  is  the  amounts  and   percentages   of  fixed-rate  and
adjustable-rate loans (which include consumer loans) in the Banks' portfolios at September 30, 2000, 1999, and 1998 (Dollars in thousands).

                        September 30,
--------------------------------------------------------------
       2000                 1999                 1998
--------------------  -------------------- -------------------
  Fixed   Adjustable    Fixed   Adjustable   Fixed  Adjustable
--------- ----------  --------  ---------- -------- ----------
$291,488   $106,941   $259,133    $42,443  $225,270   $46,740
  73.2%     26.8%       85.9%      14.1%     82.8%     17.2%


    The terms of the residential loans originated by the Banks range from one to 30 years. Experience during recent years reveals that as a result of prepayments in connection with refinancings and sales of the underlying properties, residential loans generally remain outstanding for periods substantially shorter than maturity of the loan contracts. At September 30, 2000, the average contractual maturity of the Banks' portfolios of fixed-rate loans was 9 years and 9 months, and 19 years and 0 months with respect to its portfolio of adjustable-rate loans.

    Substantially all of the Banks' residential mortgages include so-called "due on sale" clauses, which are provisions giving the Banks the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage, and the loan is not repaid.

    Generally, the Banks will not lend more than 80% of the appraised value of a residential property which is owner occupied unless the borrower obtains private mortgage insurance reducing the uninsured portion of the loan to 72% of the appraised value. If private mortgage insurance is obtained, the Banks' policy is to lend up to 90% of the appraised value of the property securing the loan. The Banks apply the same standards to residential loans purchased in the secondary market.

Commercial Real Estate Loans

    The Banks also originate commercial real estate loans. From September 30, 1999, to September 30, 2000, commercial real estate loans generated by the Banks increased from $10,411,049 to $13,167,996, with the percentage of commercial real estate loans to total loans increasing from 3.80% to 4.30%. These loans consisted of construction and permanent loans secured by mortgages on mid-size commercial real estate and farms. Of these loans, approximately $5.1 million are secured by agricultural real estate. The terms of commercial real estate loans vary from loan to loan but are usually five-year adjustable-rate loans with terms of 20 to 25 years. The loan-to-value ratio of commercial real estate loans is generally 75% or less.

    Generally, commercial real estate loans involve greater risk to the Banks than do residential loans but usually provide for a higher rate of interest and increased fee income than do residential loans. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the related project and thus may be subject to a great extent to adverse conditions in the real estate market or in the economy generally.

Construction Loans

    The Banks offer residential construction loans both to owner-occupants and to persons building residential property. Construction loans are usually offered with fixed rates of interest during construction. Generally, construction loans have terms ranging from six to 12 months at fixed rates over the construction period. Practically all residential construction loans are written so as to become permanent loans at the end of the construction period.

    Construction loans involve greater underwriting and default risks to the Banks than do loans secured by mortgages on existing properties. Loan funds are advanced upon the security of the project under construction, which is more difficult to value prior to the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the total loan funds required to complete a project and the related loan-to-value ratios. Should a default occur which results in foreclosure, the Banks could be negatively impacted in that they would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project.

    The Banks' underwriting criteria are designed to evaluate and minimize the risks of each construction loan. The Banks carefully consider a wide variety of factors before originating a construction loan, including the availability of permanent financing or a takeout commitment to the borrower (which may be provided by the Banks at market rates); the reputation of the borrower and the contractor; independent valuations and reviews of cost estimates; pre-construction sale information; and cash flow projections of the borrower. Inspections of construction sites are made by the Banks on a timely basis to verify progress made to date as a further reinforcement of its conservative lending policy. To reduce the risks inherent in construction lending, the Banks limit the number of properties that can be constructed on a "speculative" or unsold basis by a developer at any one time and generally require the borrower or its principals to personally guarantee repayment of the loan.

Consumer and Other Loans

    Federal laws and regulations permit a federally-chartered savings institution to make secured and unsecured consumer loans including home equity loans (loans secured by the equity in the borrower's residence, but not necessarily for the purpose of improvement), home improvement loans (loans secured by a residential second mortgage), loans secured by deposit accounts, and credit card loans (unsecured). The Banks offer all of these types of loans and are currently emphasizing home equity loans to take advantage of the adjustable interest rate feature of this type of loan versus the mortgage product. These loans also carry a higher rate of interest than conventional mortgages, thereby increasing the profit potential while reducing the interest rate risk.

Loan Portfolio Cash Flows

     The following table sets forth the estimated maturity of the Banks' loan portfolios by type of loan at September 30, 2000. The estimated maturity reflects contractual terms at September 30, 2000. Contractual principal repayments of loans do not necessarily reflect the actual term of the Banks' loan portfolios. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of "due on sale" clauses. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

                            Due in    One Year   Due After
                            One Year   Through     Five
                            or Less   Five Years   Years      Total
                            --------- ---------- ---------- ----------
                                        (In thousands)
Type of Loan:
Construction loans --
 Residential real estate     $ 9,630   $     -    $      -   $  9,630
 Commercial                      110         -           -        110
Real estate loans:
 Mortgage-residential         29,761    69,803     231,861    331,425
 Commercial                    2,006     9,274       5,275     16,555
Installment loans --
 consumer                     17,010    13,382       5,760     36,152
 commercial                    3,503       969          85      4,557
                            --------- ---------- ---------- ----------
         Total               $62,020   $93,428    $242,981   $398,429
                            ========= ========== ========== ==========

    The following table sets forth the total amount of loans due after one year from September 30, 2000, which have a fixed rate or an adjustable rate. (Dollars in thousands)

           Loans Due
    October 1, 2001 and thereafter
----------------------------------
        Fixed        Adjustable         Total at September 30, 2000
----------------- ----------------      ---------------------------
      $176,238        $160,171                   $336,409


Loan Portfolio Composition

    The following table sets forth the composition of the Banks' loan portfolios by type of loan at the dates indicated. The table includes a reconciliation of total net loans receivable, after consideration of undisbursed portion of loans, deferred loan fees and discounts, and allowance for losses on loans.

                                                                     At September 30
                                 2000                  1999                 1998                 1997                1996
                         --------------------------------------------------------------------------------------------------------
TYPE OF LOAN               AMOUNT        %       AMOUNT       %       AMOUNT      %       AMOUNT       %       AMOUNT       %
                         -----------  -------- -----------  -------  ---------- -------  ----------  -------  ----------  -------
Residential:             (Dollars in thousands)                             (Dollars in thousands)
     Single family units  $ 332,847     83.5%   $ 265,992    88.2%   $ 243,858   89.7%   $ 217,528    90.8%    $207,028    91.0%
     2-4 family units         3,263      0.8%       1,603     0.5%       1,610    0.6%       1,541     0.6%       1,234     0.5%
     Over 4 family units      3,018      0.8%       2,525     0.8%       2,687    1.0%       2,813     1.2%       2,769     1.2%
Commercial real estate       16,665      4.2%       9,392     3.1%       6,425    2.4%       4,269     1.8%       4,006     1.8%
Land acquisition and
     development              1,926      0.5%       1,251     0.4%       1,299    0.5%         769     0.3%         702     0.3%
Consumer and other loans     39,657     10.0%      19,861     6.6%      15,157    5.6%      11,915     5.0%      10,959     4.8%
Loans on deposits             1,052      0.3%         952     0.3%         973    0.4%         821     0.3%         877     0.4%
                         -----------  -------- -----------  -------  ---------- -------  ----------  -------  ----------  -------
                            398,428    100.0%     301,576   100.0%     272,009  100.0%     239,656   100.0%     227,575   100.0%
                         -----------  -------- -----------  -------  ---------- -------  ----------  -------  ----------  -------
Less:
Undisbursed portion
     of loans                 4,341                 2,307                3,081               2,444                2,717
Deferred loan fees and
     discounts                2,002                 1,394                1,323               1,070                  959
                         -----------           -----------           ----------          ----------           ----------
                              6,343                 3,701                4,404               3,514                3,676
                         -----------           -----------           ----------          ----------           ----------
Total loans receivable      392,085               297,875              267,605             236,142              223,899
Allowance for losses
     on loans                 1,650                 1,005                  947                 887                  888
                         -----------           -----------           ----------          ----------           ----------
Net loans                 $ 390,435             $ 296,870            $ 266,658           $ 235,255             $223,011
                         ===========           ===========           ==========          ==========           ==========

Origination, Purchase and Sale of Loans and Loan Concentrations

    The Banks originate residential loans in conformity with standard underwriting criteria to assure maximum eligibility for possible resale in the secondary market. Although the Banks have authority to lend anywhere in the United States, they have confined their loan origination activities primarily in the Banks' service areas.

    Loan originations are developed from a number of sources, primarily from referrals from real estate brokers, builders, and existing and walk-in customers. Peoples Federal also utilizes the services of a loan broker located in Fort Wayne, Indiana, who is paid on a commission basis (generally 1% of the loan amount) to originate loans for Peoples Federal.

    The Banks' mortgage loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. The loan committees of the Banks can approve residential and commercial loans ranging up to $200,000. The Banks' Boards of Directors must approve loans exceeding $200,000. The Banks utilize independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and require title insurance or title opinions so as to insure that the Banks have a valid lien on the mortgaged real estate. The Banks require borrowers to maintain fire and casualty insurance on its secured properties.

    The procedure for approval of construction loans is the same as for residential mortgage loans, except that the appraiser evaluates the building plans, construction specifications, and estimates of construction costs. The Banks also evaluate the feasibility of the proposed construction project and the experience and track record of the developer. In addition, all construction loans generally require a commitment from a third-party lender or from the Banks for a permanent long-term loan to replace the construction loan upon completion of construction.

    Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan, and the value of the collateral, if any. A consumer loan officer must approve consumer loans. Consumer loan originations currently are being generated primarily through advertising.

    Currently, it is the Banks' policy to originate both fixed-rate and adjustable-rate loans, providing all such loans are eligible for sale in the secondary market. It is Peoples Federal's intention to hold all originated and purchased loans in its portfolio and not for sale. First Savings is currently active in the secondary market and sells the majority of its fixed rate loan products.

The following table shows mortgage and other loan origination, purchase, and repayment activity for the Banks during the periods indicated:

                                                    Years Ended September 30
                                                  -----------------------------
                                                     2000     1999      1998
                                                  -------- ---------- ---------
                                                     (Dollars in thousands)
Mortgage loans originated
   for the purpose of:
     Construction-commercial                            90  $      -  $  1,425
     Construction-residential                       13,096    10,080     8,386
     Purchase/refinance-commercial                   4,278     2,325     2,324
     Purchase/refinance-residential                 72,772    92,772    82,553
Consumer and other loans originated                 28,989    22,258    14,463
                                                  --------- --------- ---------
   Total loans originated                          119,225   127,435   109,151
                                                  --------- --------- ---------
Loans  acquired in merger with First Savings        73,381         -         -
                                                  --------- --------- ---------
                                                   192,606   127,435   109,151
                                                  --------- --------- ---------
Loan credits:
   Principal repayments                             98,962    97,440    77,980
                                                  --------- --------- ---------
Other:
   Provision for losses on loans                       160        89        75
   Amortization of loan fees                          (337)     (426)     (380)
   Loan foreclosures, net                              256       121        73
                                                  --------- --------- ---------
                                                        79      (216)     (232)
                                                  --------- --------- ---------

     Total credits, net                             99,041    97,224    77,748
                                                  --------- --------- ---------
Net increases in mortgage and other
   loans receivable, net                          $ 93,565  $ 30,211  $ 31,403
                                                  ========= ========= =========

Interest Rates, Points and Fees

    The Banks realize interest, point, and fee income from its lending activities. The Banks also realize income from commitment fees for making commitments to originate loans, from prepayment and late charges, loan fees, application fees, and fees for other miscellaneous services.

    The Banks account for loan origination fees in accordance with the Statement of Financial Accounting Standards on Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans ("SFAS No. 91") issued by the Financial Accounting Standards Board (the "FASB"). SFAS No. 91 prohibits the immediate recognition of loan origination fees as revenues and requires that such income (net of certain direct loan origination costs) for each loan be amortized, generally by the interest method, over the estimated life of the loan as an adjustment of yield.

    First Savings also realizes income from gains on sales of loans, and servicing fees for loans sold with servicing retained.

Nonperforming Assets

    Loans are reviewed on a regular basis and are generally placed on nonaccrual status when the loans become 90 days or more past due, or when, in the judgment of management, the probability of collection is deemed to be insufficient to warrant further accrual. When a loan is placed on a nonaccrual status, previously accrued but unpaid interest is deducted from interest income. When the Banks are unable to resolve a delinquency satisfactorily within 45 days after the loan is past due, they will undertake foreclosure or other proceedings, as necessary, to minimize any potential loss.

    Real estate acquired by the Banks as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until it is sold. When property is so acquired, it is recorded at the lower of loan balance or fair market value at the date of acquisition. Periodically, real estate owned is reviewed to ensure that net realizable value is not less than carrying value, and any allowance resulting there from is charged to operations as a provision for loss on real estate owned. All costs incurred in maintaining the property from the date of acquisition are expensed.

    The following table reflects the amount of loans in delinquent status as of the dates indicated:

                                              Loans Delinquent For
                 ----------------------------------------------------------------------------
                         30-59 Days               60-89 Days           90 Days and Over
                 ------------------------- ----------------------- --------------------------
                                   Percent                Percent                Percent
                                   of Loan                of Loan                 of Loan
                 Number   Amount  Category Number  Amount Category Number  Amount Category
                 ------- -------- -------- ------ ------- -------- ------ ------- ---------
Real estate:                           (Dollars in thousands)
  One to four        16    $ 626    0.19%    1     $ 24      0.01%   11     $ 521     0.16%
   family

Consumer             29      207    0.57%    5       14      0.04%   10       302     0.84%
                 -------  --------         ------- --------        ------- ------

   Total             45    $ 833    0.21%    6     $ 38      0.01%   21     $ 823     0.21%
                 =======  ========         ======= ========        ======= =======


             The following table sets forth the Banks' nonperforming assets at the dates indicated:

                                        At September 30,
                            -----------------------------------
                             2000   1999   1998   1997   1996
                            ------ ------ ------ ------ -------
                                 (Dollars in thousands)
Nonaccrual loans             $587   $474   $729   $658   $  814
Loans past due 90 days and
    still accruing              7     64     23     64       88
                            ------ ------ ------ ------ --------
                              594    538    752    722      902
Real estate owned, net
   of allowance               165      -      -      -      110
                            ------ ------ ------ ------ --------
Total nonperforming
   assets                    $759   $538   $752   $722   $1,012
                            ====== ====== ====== ====== ========

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

    Interest income that would have been recognized for the year ended September 30, 2000, if nonaccrual loans had been current in accordance with their original terms, approximated $13,000. Interest income recognized on such loans for the year ended September 30, 2000, approximated $37,000. At September 30, 2000, the Banks had no loans that were deemed impaired in accordance with Statement of Financial Accounting Standards No. 114.

     Federal regulations require savings associations to review their assets on a regular basis and to classify them as: special mention; substandard; doubtful and loss. Loans classified as special mention, are loans which currently do not expose the Banks to an unusual risk of loss but based on information available require the attention of management. This classification usually includes loans secured by unusual collateral, loans with documentary items that are being addressed by counsel, and relatively large loans where the borrower has had a history of delinquent payments and the collateral has a cashflow shortfall, however, the borrower has continued to service the debt.

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

    In  accordance  with  the  federal   regulations,   the  Banks'   management
continually reviews the mix and delinquency status of its loan portfolio and classifies those loans, which it deems appropriate.

    As of September 30, 2000, loan balances were classified by the Banks as follows:

             Loss                         $   29,602
             Doubtful                             -0-
             Substandard                   1,933,264
             Special Mention                 451,374

Allowance for Losses on Loans and Real Estate Owned

    The allowances for loan and real estate owned losses represent amounts available to absorb inherent losses in the loan and real estate owned portfolios. Such allowances are based on management's continuing review of the portfolios, historical charge-offs, current economic conditions, and such other factors, which in management's judgment deserve recognition in estimating possible losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowances based on their judgment about the information available to them at the time of their examination. Provisions for losses are charged to earnings to bring the allowances to levels considered necessary by management. Losses are charged to the allowances when considered probable. As of September 30, 2000 allowances for losses on loans and real estate owned were $1,638,948 and $11,000, respectively. The Banks' management believes that the allowances are adequate to absorb known and inherent losses in the portfolios. No assurance can be given, however, that economic conditions which may adversely affect the Banks' markets or other circumstances will not result in additions to the allowance for loan and real estate owned losses.

The following table presents an allocation of the Banks' allowance for loan losses at the dates indicated and the percentage of loans in each category to total loans.

                                                             September 30,
                                  2000          1999            1998          1997         1996
                            -------------- -------------- --------------- ------------- -------------
                             Amount    %    Amount    %    Amount    %     Amount   %   Amount    %
                            ------- ------ -------- ----- ------- ------- ------- ----- ------ ------
Balance at end of                (Dollars in thousands)
period applicable to:
Residential Mortgage Loans   $1,122  88.7%   $ 869  88.7%   $742    91.5%  $726   91.7%  $594   91.8%
Commercial Real Estate Loans    101   4.4%      76   4.4%    121     2.6%    16    3.0%    15    3.0%
Consumer Loans                  196   6.9%      60   6.9%     84     5.9%    37    5.3%    47    5.2%
Unallocated                     220              -             -            107           231
                            ------- ------ ------- ------  ------  ------ ------ ------ ------ ------
Total                        $1,639 100.0%  $1,005 100.0%   $947   100.0%  $886  100.0%  $887  100.0%
                            ======= ====== ======= ======  ======  ====== ====== ====== ====== ======


The following table is a summary of activity in the Banks' allowance for loan and real estate owned losses for the periods indicated.

Summary of Loan Loss Experience               Years ended September 30,
                                      ---------------------------------------
(Dollars in Thousands)                 2000      1999    1998   1997    1996
                                      ------- --------- ------ ------- ------
Balance of loan loss allowance at
     beginning of year                $ 1,005   $  947   $886   $887   $912
      Allowance acquired in merger        562        -      -      -      -
       Charge-offs
          Residential                       -        -      -      -      -
          Commercial real estate            -        -      -      -      -
          Commercial                        -        -      -      -      -
          Consumer                        118       53     47     84     55
                                      -------- -------- ------ ------ ------
               Total Charge-offs          118       53     47     84     55
                                      -------- -------- ------ ------ ------
        Recoveries
          Residential                       -        -      -      -      -
          Consumer                         41       22     33     33     21
                                      -------- -------- ------ ------ ------
               Total Recoveries            41       22     33     33     21
                                      -------- -------- ------ ------ ------
          Net Charge-offs (Recoveries)     77       31     14     51     34
Provision for loan losses                 160       89     75     50      9
                                      --------  ------- ------ ------ ------
Balance of loan loss allowance at
     end of year                      $ 1,650   $1,005   $947   $886   $887
                                      ========  ======= ====== ====== ======
Ratio of net charge-offs to average
     loans outstanding                  0.02%    0.01%   0.01%  0.02%  0.02%

Investment Activities

    Federal thrift institutions, such as the Banks, have authority to invest in various types of liquid assets, including United States Treasury obligations and securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds. As a member of the FHLB System, the Banks must maintain minimum levels of liquid assets specified by the OTS, which vary from time to time. Subject to various regulatory restrictions, federal thrift institutions may also invest a portion of their assets in certain commercial paper, corporate debt securities and mutual funds whose assets conform to the investments that a federal thrift institution is authorized to make directly.

    The carrying values of the Banks' investment securities, including its liquid assets, as of the dates indicated are presented in the following table.

                                              At September 30,
                                    ------------------------------------
                                       2000       1999         1998
                                    ---------  -----------  ------------
Interest-bearing deposits and             (Dollars in thousands)
     certificates of deposit (1)     $11,937     $   834      $   718
U.S. government and federal
     agency securities
     Held to maturity                    500           -         4,000
     Available for sale                8,474       7,139        11,287
Mortgage backed securities
     Held to Maturity                  9,092         258           372
     Available for sale                1,601
Stock in FHLB of Indianapolis          4,234       2,474         2,218
Other
     Held to maturity                    684         610           696
     Available for sale(2)             8,129       9,793        10,591
                                   ----------  ----------    ----------
          Total investments          $44,651     $21,108       $29,882
                                   ==========  ==========    ==========
------------------------------------------------
(1)  In  interest-bearing  accounts in FHLB of Indianapolis  $8,773;  In insured
     certificates   of  deposit  $3,164  at  September  30,  2000;  In  FHLB  of
     Indianapolis at September 30, 1999; In insured certificates of deposit at September 30, 1998;
(2) Van Kampen Prime Income Fund $2,407, Van Kampen Senior Income Trust $1,540, Nuveen Senior Income Fund $158, State and Municipal obligations $4,707 at September 30, 20000; Van Kampen Prime Income Fund $3,677, Van Kampen Senior Income Trust $1,617, State and Municipal obligations $4,500 at September 30, 1999; Van Kampen Prime Income Fund $3,784, Van Kampen Senior Income Trust $1,677, State and Municipal obligations $5,130 at September 30, 1998;

    The  following   table  sets  forth   information   regarding  the  maturity
distribution of investment securities at September 30, 2000, and the weighted average yield on those securities.

                                                                At September 30, 2000
                                          -------------------------------------------------------------
                                               Available for Sale             Held to Maturity
                                          -----------------------------  ------------------------------
(Dollars in thousands)                             Weighted Approximate            Weighted Approximate
                                          Amortized Average    Fair     Amortized  Average     Fair
Maturity Distribution at September 30:      Cost     Yield     Value      Cost      Yield      Value
                                          --------- ------- ----------- ---------- -------- -----------
Due in one year or less                    $   651   5.06%   $   651     $    65     5.67%   $    65
Due after one through five years             7,813   5.60%     7,671         425     5.81%       428
Due after five through ten years             4,112   6.84%     4,059         695     7.07%       695
Due after ten years                            113   4.60%       115           -                   -
                                          ---------         ----------- ---------           ---------
                                            12,689            12,496       1,185               1,188
Mortgage-backed securities                   1,611   6.74%     1,601       9,092     6.15%     9,167
Marketable equity securities                 4,453             4,106           -                   -
                                          ---------         ----------- ---------           ---------
                  Total                    $18,753           $18,203     $10,277             $10,355
                                          =========         =========== =========           =========

Sources of Funds

General

    Deposits have traditionally been the primary source of funds of the Banks for use in lending and investment activities. In addition to deposits, the Banks derive funds from loan prepayments and income on earning assets. While income on earning assets is a relatively stable source of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, money market conditions, and levels of competition.

Deposits

    Deposits are attracted principally from within the Banks' primary market areas through the offering of a variety of deposit instruments, including passbook and statement accounts and certificates of deposit ranging in terms from three months to five years. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit and the interest rate. The Banks also offer individual retirement accounts ("IRA's").

    The Banks' policies are designed primarily to attract deposits from local residents rather than to solicit deposits from areas outside their primary markets. The Banks do not accept deposits from brokers due to the volatility and rate sensitivity of such deposits. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Banks on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

    A major determinant of the Banks' average cost of funds is the distribution of the Banks' accounts by interest rate paid. An important indicator of the Banks' stability of lendable funds is the distribution of the Banks' accounts by maturity.

    For information on the amounts of certificate accounts at September 30, 2000, maturing during the next five years and thereafter see page eleven in Management's Discussion and Analysis of the Company's 2000 Annual Report to Stockholders.

    The following table lists maturities of certificates of deposits where the balance of the certificate exceeds $100,000 for the periods indicated. None of these certificates were brokered deposits. (dollars in thousands)

                        At September 30,
                        ----------------
                              2000
                        ----------------
3 months or less             $ 4,294
3-6 months                     5,411
6-12 months                    6,326
over 12 months                13,449
                        ----------------
Total                        $29,480
                        ================



Borrowings

    As members of the FHLB System and the FHLB of Indianapolis, the Banks are eligible to arrange borrowings or advances for various purposes and on various terms. As of September 30, 2000, 1999 and 1998 the Banks had outstanding advances to the FHLB of Indianapolis of $47,182,393, $7,2000,000, and $5,000,000, respectively. Of the $7,200,000 outstanding at September 30, 1999, $5,000,000 was long-term debt. See page 24 of the Company's 2000 Annual Report to Stockholders for the maturity breakdown of these long-term instruments.

    Reverse repurchase agreements, another source of borrowing for Peoples Federal, are retail obligations of Peoples Federal with a maturity of 90 days or less, and are generally secured with specific investment securities owned by Peoples Federal.

    The following tables set forth certain information as to the Banks' short-term borrowings consisting of FHLB of Indianapolis advances and reverse repurchase agreements for the periods and at the dates indicated. Average balances and average interest rates are based on month-end balances.

                                                  Years Ended September 30
                                                 --------------------------
                                                   2000    1999      1998
                                                 ------- --------  --------
                                                   (Dollars in thousands)
Average balance of short-term borrowings          $5,859   $3,533  $4,166
Highest month-end balance of total borrowings      7,568    4,417   5,088
Weighted average interest rate of total borrowing  5.28%    5.28%   5.21%

                                                       At September 30
                                                 -------------------------
                                                  2000      1999     1998
                                                 -------- -------- -------
Reverse Repurchase agreements                        -       3,040  4,203
                                                 -------- -------- -------
Total short-term borrowings                        $ -      $3,040  $4,203
                                                 ========  ======= =======

Weighted average interest rate                     0.00%     6.33%   5.22%



Trust Department

    In October 1984, the FHLB of Indianapolis granted full trust powers to Peoples Federal, one of the first savings institutions in Indiana to be granted such powers. As of September 30, 2000, Peoples Federal's trust department assets totaled approximately $57,858,000 including self-directed Individual Retirement Accounts ("IRA's"), and it was offering a variety of trust services including estate planning. As of that date, the trust department was administering approximately 650 trust accounts, including estates, guardianships, revocable and irrevocable trusts, testamentary trusts, and self-directed IRA accounts. The trust department also offers and administers self-directed IRA's and Simplified Employee Pension IRA's for small businesses. The trust department provides a needed service to the communities served by Peoples Federal, as well as generating fee income which is largely unaffected by interest rate fluctuations.

Non-Bank Subsidiary

    Peoples Financial Services, Inc. ("PFSI") was organized in 1977 under the laws of the State of Indiana. It is wholly owned by Peoples Federal and conducts a general insurance business within the State of Indiana under the name of Peoples Insurance Agency. During fiscal years ended September 30, 2000 and 1999, PFSI recorded total income of $84,351 and $90,515, respectively, with net income for such periods amounting to $20,322 and $24,327, respectively.

    Alpha Financial was organized under the laws of the state of Michigan in 1975 as a wholly owned subsidiary of First Savings. First Savings' investment in Alpha Financial was $100,000 at September 30, 2000. The assets of Alpha
Financial consist of cash and stock in MIMLIC Life Insurance Company, which reinsures credit life insurance policies written on the lives of borrowers of various financial institutions.

Discount Brokerage Services

    Since 1985, Peoples Federal has offered discount brokerage services to its customers. In 1996, this service was moved to the service corporation and was offered through U.S. Clearing Corp. Prior to 1996, another vendor was used. This service also reduces the expenses of securities transactions for the various trust accounts administered by the trust department and provides customers with a convenient and inexpensive means of conducting brokerage transactions.

Employees

    As of September 30, 2000, the Banks employed 135 persons on a full-time basis and 16 persons on a part-time basis. The Banks' employees are not represented by any collective bargaining group, and management considers its relations with its employees to be excellent. The holding company has no employees.


                                                     REGULATION

General

         The Company, as a savings and loan holding company, and the Banks, as federally chartered savings associations, are subject to extensive regulation by the OTS and the FDIC. The lending activities and other investments of the Banks must comply with various federal regulatory requirements, and the OTS periodically examines the Banks for compliance with various regulatory requirements and for safe and sound operations. The FDIC also has the authority to conduct examinations. The Banks must file reports with the OTS describing their activities and financial condition and are also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System. This supervision and regulation is intended primarily for the protection of depositors and the deposit insurance funds and not for the protection of stockholders of the Company. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

Recent Legislation

         Financial Services Modernization Legislation. The Gramm-Leach-Bliley Act (the "Financial Services Modernization Act") became effective March 11, 2000. The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a "Financial Holding Company." "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

         The Financial Services Modernization Act provides that no company may acquire control of an insured savings association, unless that company engages, and continues to engage, only in the financial activities permissible for a Financial Holding Company, unless grandfathered as a unitary savings and loan holding company. The Financial Institution Modernization Act grandfathers any company that was a unitary savings and loan holding company on May 4, 1999 (or becomes a unitary savings and loan holding company pursuant to an application pending on that date). Such a company may continue to operate under laws prior to the Financial Services Modernization Act as long as the company continues to meet the two tests: it can control only one savings institution, excluding supervisory acquisitions, and each such institution must meet the QTL test. It further requires that a grandfathered unitary savings and loan holding company must continue to control at least one savings association, or a successor institution, that is controlled on May 4, 1999.

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

         The Company and the Banks do not believe that the Financial Services Modernization Act will have a material adverse effect on the operations of the Company and the Banks in the near-term. However, to the extent that the act permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources that the Company and the Bank. In addition, because the Company may only be acquired by other unitary savings and loan holding companies or Financial Holding Companies, the legislation may have an anti-takeover effect by limiting the number of potential acquirers or by increasing the costs of an acquisition transaction by a bank holding company that has not made the election to be a Financial Holding Company under the new legislation.

Regulation of the Company

         General. The Company is a savings and loan holding company as defined by the HOLA. As such, the Company is registered with the OTS and is subject to OTS regulation, examination, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Banks are subject to certain restrictions in their dealings with the Company and affiliates thereof. The Company also is required to file certain reports with, and otherwise comply with, the rules and regulations of the SEC under the federal securities laws.

         Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company. The broad latitude to engage in activities under current law can be restricted if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company shall also become subject to the activities restrictions applicable to multiple holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "Regulation of the Bank--Qualified Thrift Lender."

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

Regulation of the Banks

         Federal Home Loan Bank System. The Banks are members of the FHLB System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As members of the FHLB of Indianapolis, the Banks are required to acquire and hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (i.e., borrowings) from the FHLB of Indianapolis, whichever is greater. The Banks were in compliance with this requirement with an investment in FHLB of Indianapolis stock at September 30, 2000, of $4,234,400.

         The FHLB of Indianapolis serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members secured by certain prescribed collateral in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Indianapolis. Long-term advances may only be made for the purpose of providing funds for residential housing finance. Members must meet standards of community investment or service established by the FHLB of Indianapolis in order to maintain continued access to long-term advances. As of September 30, 2000, the Banks had advances totaling $47,182,393 outstanding.
See "Business of the Company--Deposit Activity and Other Sources of Funds" and "--Borrowings."

         Liquidity Requirements. Under OTS regulations, a savings association is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations, and certain other investments) in each calendar quarter of not less than 4% of either (1) its liquidity base (consisting of certain net withdrawable accounts plus short-term borrowings) as of the end of the preceding calendar quarter, or (2) the average daily balance of its liquidity base during the preceding quarter. The OTS may change this liquidity requirement from time to time to any amount from 4.0% to 10.0%, depending upon certain factors, including economic conditions and savings flows of all savings associations. The Banks maintains liquid assets in compliance with these regulations. Monetary penalties may be imposed upon an institution for violations of liquidity requirements.

         Qualified  Thrift  Lender  Test.  Savings   institutions  must  meet  a
qualified thrift lender ("QTL") test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a "domestic building and loan association" in section 7701 of the Internal Revenue Code of 1986, as amended (the "Code"). If the Banks maintain an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association, it will continue to enjoy full borrowing privileges from the FHLB. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of September 30, 2000, the Banks were in compliance with their QTL requirements and met the definition of a domestic building and loan association.

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

         At September 30, 2000, the Banks exceeded all regulatory minimum capital requirements as indicated in Note 14, page 27 of the Company's Annual Report to Stockholders.

         Insurance of Deposit Accounts. The Banks' deposit accounts are insured by the SAIF to the maximum amount permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution's primary regulator.

         The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of September 30, 2000, SAIF members paid within a range of 0 cents to 23 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), the Bank pays, in addition to its normal deposit insurance premium as a member of the SAIF an amount equal to approximately 6.4 basis points toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Bank Insurance Fund ("BIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 1.3 basis points. Under the Act, the FDIC also is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Effective January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Act also provided for the merging of the BIF and the SAIF by January 1, 1999, provided there were no financial institutions still chartered as savings associations at that time. Although legislation to eliminate the savings association charter had been proposed at January 1, 1999, financial institutions such as the Banks were still chartered as savings associations.

         Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $54.0 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 2000, the Banks met their reserve requirements.

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends. A savings institution that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings institutions are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met: (1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings institution or any OTS regulations. Any other situation would require an application to the OTS.

         In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that the distribution would constitute an unsafe or unsound practice. A federal savings institution is prohibited from making a capital distribution if, after making the distribution, the savings institution would be unable to meet any one of its minimum regulatory capital requirements. Savings institutions cannot distribute regulatory capital that is needed for its liquidation account.

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

         The regulation  establishes five categories of capital  classification:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the risk-based capital, leverage capital, and tangible capital ratios are used to determine an institution's capital classification. At September 30, 2000, the Banks met the capital requirements of "well capitalized" institutions under applicable OTS regulations.

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

         Community Reinvestment Act and Fair Lending Developments. The Banks are subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A savings association may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities.

         A savings association's compliance with its CRA obligations is based on a performance-based evaluation system that bases CRA ratings on an institution's lending service and investment performance. When a holding company applies for approval to acquire another financial institution or financial institution holding company, the OTS will review the assessment of each subsidiary savings association of the applicant; and such records may be the basis for denying the application. As of the latest CRA Examinations, the Banks each received a rating of "satisfactory" in complying with its CRA obligations.

Item 2.  Properties


Peoples Federal owns eight full-service banking offices located in Avilla, Auburn, Columbia City, Garrett, Kendallville, LaGrange and Waterloo, Indiana.

    The following table provides certain information with respect to Peoples Federal's full-service offices at September 30, 2000.

         Full Service                Date         Net Book
            Offices                 Opened        Value (1)
--------------------------------  ------------   -----------
Main Office, Auburn                   1973        $  149
Avilla                                1980           107
Garrett                               1972            97
Columbia City-Downtown                1971           128
Columbia City-North                   1998           524
Kendallville                          1941           430
LaGrange                              1972           154
Waterloo                              2000         1,028


(1)      Of real estate at September 30, 2000.

The total net book value of Peoples Federal's premises and equipment at September 30, 2000, was $3.2 million.

First Savings Bank owns six full-service banking offices located in Three Rivers, Union, and Schoolcraft, Michigan and Howe and Middlebury, Indiana.

    The following table provides certain information with respect to First Saving's full service offices at September 30, 2000.

         Full Service                Date         Net Book
            Offices                 Opened       Value (1)
--------------------------------  ------------   -----------
Main Office, Three Rivers             1981        $1,261
Schoolcraft                           1971            93
Union                                 1988           269
Three Rivers, branch                  1988           128
Howe                                  1998           399


(1)      Of real estate at September 30, 2000.



    The total net book value of First Savings' premises and equipment at September 30, 2000 was $2.9 million.

Item 3.  Legal Proceedings

    There are no material pending legal proceedings to which the Company, the Banks or any subsidiary is a party or to which any of their property is subject.


Item 4.  Submission of Matters to a Vote of Security Holders

    Not Applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    Reference is made to page 2 of the Company's Annual Report to Stockholders, for the year ended September 30, 2000 for the information required by this Item, which is hereby incorporated by reference.

Item 6.  Selected Financial Data

    Reference is made to page 9 of the Company's Annual Report to Stockholders for the year ended September 30, 2000, for the information required by this Item, which is hereby incorporated by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
 of Operations
--------------

    Reference is made to pages 10 to 116 of the Company's Annual Report to Stockholders for the year ended September 30, 2000, for the information required by this Item, which is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    Reference is made to pages 11 and 12 of the Company's Annual Report to Stockholders for the year ended September 30, 2000, for the information required by this item, which is hereby incorporated by reference.

Item 8.  Financial Statements and Supplementary Data


    Reference is made to pages 17 to 32 of the Company's Annual Report to Stockholders for the year ended September 30, 2000 for the information required by this Item, which is hereby incorporated by reference.

Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosures
---------------------

    None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

    Reference is made to the section captioned "The Peoples Bancorp Annual Meeting-Election of Directors" in the Company's Proxy Statement dated December 12, 2000 for the information required by this Item, which is hereby incorporated by reference.

Item 11.  Executive Compensation

    Reference is made to the section captioned "The Peoples Bancorp Annual Meeting-Executive Officer Compensation" in the Company's Proxy Statement dated December 12, 2000 for the information required by this Item, which is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Reference is made to the section captioned "The Peoples Bancorp Annual Meeting-Securities Ownership of Certain Beneficial Owners in the Company's Proxy Statement dated December 12, 2000 for the information required by this Item which is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

    Reference is made to the section captioned "The Peoples Bancorp Annual Meeting-Transactions with Certain Related Persons" in the Company's Proxy Statement dated December 12, 2000 for the information required by this Item, which is hereby incorporated by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

    (a) The following consolidated financial statements of Peoples Bancorp and Its Wholly-owned Subsidiaries, included in the Annual Report to Stockholders of the registrant for the year ended September 30, 2000 are filed as part of this report:

                  1.  Financial Statements

             o  REPORT OF OLIVE LLP, INDEPENDENT AUDITORS PAGE 7.
             o CONSOLIDATED BALANCE SHEET - AS OF SEPTEMBER 30, 2000, AND 1999 PAGE 17.
             o CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998 PAGE 18. o CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998 PAGE 19. o CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998 PAGE 20. .o NOTES TO CONSOLIDATED FINANCIAL STATEMENTS PAGES 21-32.

             2.         Financial Statement Schedules

             All schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements and notes.

             3.       Exhibits

Exhibit No.   Description of Exhibit
-----------  -----------------------


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

(b) There were no reports on Form 8-K filed for the period June 1, 2000 through September 30, 2000.

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

                                                         PEOPLES BANCORP

December 22, 2000                       Roger J. Wertenberger
                                        Chairman of the Board,
                                        and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 22, 2000                       Roger J. Wertenberger,
                                        Chairman of the Board,
                                        and Director

December 22, 2000                       Maurice F. Winkler III,
                                        President, Chief Executive Officer
                                        and Director

December 22, 2000                       Deborah K. Stanger
                                        Vice President-Chief Financial Officer

December 22, 2000                       Robert D. Ball, Director

December 22, 2000                       Bruce S. Holwerda,  Director

December 22, 2000                       John C. Harvey, Director

December 22, 2000                       Douglas D. Marsh, Director

December 22, 2000                       Lawrence R. Bowmar, Director

December 22, 2000                       John C. Thrapp, Director

                                   EXHIBIT 22



                         SUBSIDIARIES OF THE REGISTRANT


Name of Subsidiary                          State of Incorporation
--------------------------------            ----------------------
Peoples Federal Savings
Bank of DeKalb County                       United States of America

and its subsidiary

Peoples Financial Services Inc.                  Indiana


First Savings Bank
Federal Savings Bank                        United States of America

And its subsidiary

Alpha Financial                                   Michigan