Form 10-Q
period 2000-12-31
PEOPLES BANCORP
filed 2001-02-13
CIK 869004

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



December 31, 2000                                                Commission
                                                           File Number 000-18991

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
     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


Common stock, par value $1 per share                  3,627,023 shares
------------------------------------                  ----------------
            (Title of class)                  (Outstanding at February 12, 2001)

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                                                                          Page
                                                                          Number

Part I   Financial Information:

  Item 1.  Consolidated Condensed Financial Statements

           Consolidated Condensed Statement of Financial Condition
           as of December 31, 2000 and September 30, 2000......................3
           Consolidated Condensed Statement of Income for the three
           months ended December 31, 2000 and 1999.............................4

           Consolidated Condensed Statement of Cash Flows for the
           three months ended December 31, 2000 and 1999.......................5

           Notes to Consolidated Condensed Financial Statements................6

   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................7-12

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....12-14

Part II.     Other Information
   Item 1.   Legal Proceedings................................................15
   Item 2.   Changes in Securities and Use of Proceeds........................15
   Item 3.   Defaults Upon Senior Securities..................................15
   Item 4.   Submission of matters to a vote of security holders..............15
   Item 5.   Other Information................................................15
   Item 6.   Exhibits and Reports on Form 8-K.................................15

Signatures....................................................................16

                          PART I. FINANCIAL INFORMATION

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)

                          ASSETS
                                                     December 31,  September 30,
                                                         2000           2000
                                                     ------------- -------------

Cash and due from financial institutions             $  8,817,715  $ 10,073,895
Short-term interest-bearing deposits                   14,681,395     8,772,912
                                                     ------------- -------------
    Total cash and cash equivalents                    23,499,110    18,846,807
Interest-bearing time deposits                          3,742,947     3,163,940
Securities available for sale                          19,167,192    18,203,268
Securities held to maturity
 (approximate market value $9,075,379 and $10,355,222)  9,016,934    10,276,887
Loans:
     Loans                                            396,747,640   392,085,042
     Less: Allowance for loan losses                    1,648,744     1,649,948
                                                     ------------- -------------
     Net loans                                        395,098,896   390,435,094
Premises and equipment                                  6,049,033     6,149,802
Federal Home Loan Bank of Indianapolis stock, at cost   4,234,400     4,234,400
Intangible assets                                       3,438,888     3,513,471
Other assets                                            4,373,889     5,084,542
                                                     ------------- -------------
    Total assets                                     $468,621,289  $459,908,211
                                                     ============= =============

                       LIABILITIES

NOW and savings deposits                             $134,286,244  $131,685,994
Certificates of deposit                               228,732,551   221,169,721
Federal Home Loan Bank advances                        45,685,038    47,182,393
Other liabilities                                       2,292,202     2,570,555
                                                     ------------- -------------
    Total liabilities                                 410,996,035   402,608,663
                                                     ------------- -------------

                   STOCKHOLDERS' EQUITY

Preferred stock, par value $1;
    Authorized and unissued -- 5,000,000 shares                 -             -
Common stock, par value $1;
    Authorized--7,000,000 shares:
    Issued and outstanding--3,638,898 and
         3,662,641 shares                               3,638,898     3,662,641
Additional paid-in capital                             10,296,724    10,596,618
Retained earnings--substantially restricted            44,524,006    43,815,516
Accumulated other comprehensive income                   (409,861)     (333,027)
Unearned ESOP shares                                     (351,494)     (351,494)
Unearned RRP shares                                       (73,019)      (90,706)
                                                     ------------- -------------
    Total stockholders' equity                         57,625,254    57,299,548
                                                     ------------- -------------
    Total liabilities and stockholders' equity       $468,621,289  $459,908,211
                                                     ============= =============

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (Unaudited)
                                                    Three months ended
                                                      December 31,
                                              -----------------------------
                                                  2000              1999
                                              ------------     ------------
Interest Income:
    Loans                                      $8,032,435       $5,814,674
    Securities                                    411,935          201,664
    Other interest and dividend income            454,620          190,131
                                              ------------     ------------
                                                8,898,990        6,206,469
                                              ------------     ------------
Interest Expense:
     NOWand savings deposits                      975,432          704,049
     Certificates of deposit                    3,383,617        2,297,174
     Short-term borrowings                              -           41,952
     Federal Home Loan Bank Advances              752,223          136,273
                                              ------------     ------------
                                                5,111,272        3,179,448
                                              ------------     ------------
Net Interest Income                             3,787,718        3,027,021
     Provision for losses on loans                 19,682           28,789
                                              ------------     ------------
Net Interest Income After Provision
      for Losses on Loans                       3,768,036        2,998,232
                                              ------------     ------------
Other Income:
    Trust income                                   67,146           49,256
     Loan servicing                                38,046                -
     Net losses on sale of loans                   (1,336)               -
    Fees and service charges                      217,942          140,240
    Other income                                  112,396           16,828
                                              ------------     ------------
                                                  434,194          206,324
                                              ------------     ------------
Other Expense:
    Salaries and employee benefits              1,221,909          706,512
    Net occupancy expenses                        209,898           85,973
    Equipment expenses                            207,297           87,789
    Data processing expense                       170,808          128,462
    Deposit insurance expense                      17,094           39,319
    Other expenses                                484,522          274,715
                                              ------------     ------------
                                                2,311,528        1,322,770
                                              ------------     ------------
Income Before Income Tax                        1,890,702        1,881,786
     Income tax expense                           696,550          722,100
                                              ------------     ------------
Net Income                                     $1,194,152       $1,159,686
                                              ============     ============

Basic Income Per Common Share                      $ 0.33           $ 0.37
Diluted Income Per Common Share                    $ 0.33           $ 0.37

See notes to consolidated condensed financial statements.

                                PEOPLES BANCORP
                               AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                       Three Months Ended
                                                          December 31,
                                                  ------------------------------
                                                     2000              1999
                                                  ------------     -------------
Operating Activities:
  Net income                                      $ 1,194,152       $ 1,159,686
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Provision for loan losses                          19,682            28,789
    Depreciation and amortization                     178,227            90,408
    Amortization of premiums and discounts on
      investment securities                           (28,464)          (25,116)
    Amortization of deferred loan fees                (91,247)         (101,919)
     Loans  originated for sale                      (238,000)                -
     Proceeds from sales of loans                     236,664                 -
      Net loss on sales of loans                        1,336                 -
  Change in:
    Deferred income tax                                57,744           191,174
    Interest receivable                               (28,768)          194,494
    Interest payable                                  (25,759)           15,382
  Other adjustments:                                 (499,897)          488,359
                                                  ------------     -------------
         Net cash provided by operating activities    775,670         2,041,257
                                                  ------------     -------------
Investing Activities:
  Net change in  interest-bearing time deposits      (579,007)                -
  Purchases of investment securities-avilable for s(1,684,308)         (312,501)
  Proceeds from maturities of investment
    securities-held to maturity                     1,274,648                 -
  Proceeds from maturities of securities-available  1,106,208                 -
  Proceeds from sale of securities available for sale       -           693,700
  Net change in mutual funds                          161,000          (293,357)
  Net change in loans                              (4,739,678)       (5,881,561)
  Purchases of premises and equipment                 (78,749)         (222,824)
   Proceeds from sales of real estate owned           100,094                 -
   Purchase of FHLB stock                                   -                 -
   Other investing activities                         126,890            29,541
                                                  ------------     -------------
         Net cash used by investing activities     (4,312,902)       (5,987,002)
                                                  ------------     -------------
Financing Activities:
  Net change in:
     NOW and savings accounts                       2,589,593         3,583,285
     Certificates of deposit                        7,558,565         1,513,110
     Short-term borrowings                                  -           527,708
Payments of FHLB Advances                          (1,500,000)                -
FHLB Advances taken                                                   3,250,000
  Net change in advances by borrowers for
     taxes and insurance                             (287,834)              987
  Cash dividends                                     (512,756)         (413,883)
  Repurchase of common stock                          341,967        (1,245,319)
                                                  ------------     -------------
         Net cash provided by financing activities  8,189,535         7,215,888
                                                  ------------     -------------
Net Change in Cash and Cash Equivalents             4,652,303         3,270,143
Cash and Cash Equivalents, Beginning of Period     18,846,807         5,672,249
                                                  ------------     -------------
Cash and Cash Equivalents, End of Period          $23,499,110       $ 8,942,392
                                                  ============     =============

Additional Cash Flows and Supplementary Information:
   Interest paid                                  $ 5,137,031       $ 4,161,260
   Income tax paid                                    314,500           297,855

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

The significant accounting policies followed by Peoples Bancorp (the Company) and its wholly owned subsidiaries, Peoples Federal Savings Bank of DeKalb County and First Savings Bank, (the Banks), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three months ended December 31, 2000, are not necessarily indicative of those expected for the remainder of the year.

2.  CASH DIVIDEND

A cash dividend of $.14 per common share was declared on December 19, 2000 payable on January 25, 2001, to stockholders of record as of January 3, 2001.

3.  EARNINGS PER COMMON SHARE

Earnings per share were computed as follows:

                                                                    Three Months Ended December 31,
                                                                   2000                      1999
                                                   ------------------------------ --------------------------------
                                                             Weighted                        Weighted
                                                              Average   Per-Share             Average   Per-Share
                                                    Income    Shares     Amount     Income     Shares     Amount
                                                  ------------------------------- --------------------------------
Basic Earnings Per share
   Income available to common stockholders        $1,194,152  3,648,673   $ 0.33  $1,159,686  3,141,106    $ 0.37
Effect of Dilutive Securities
   Stock options                                                 15,585                               -
Diluted Earnings Per Share
   Income available to common stockholders
                                                  ------------------------------- --------------------------------
     and assumed conversions                      $1,194,152  3,664,258   $ 0.33  $1,159,686  3,141,106    $ 0.37
                                                  =============================== =================================

                                 PEOPLES BANCORP
                                 AND SUBSDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Total assets at December 31, 2000 were $468,621,289, an increase of $8,713,078 from September 30, 2000. The increase consisted primarily of cash and cash equivalents which increased $4,652,303 to $23,499,110, and net loans which increased $4,663,802 to $395,098,896.

Total  deposits  were   $363,018,795  at  December  31,  2000,  an  increase  of
$10,163,080 since September 30, 2000. The increase was partially offset by a decrease in Federal Home Loan Bank advances of $1,497,355 to $45,685,038.

LIQUIDITY

The Company's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At December 31, 2000, and September 30, 2000, cash and interest-bearing deposits totaled $23.5 million and $18.8 million, respectively.

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

CAPITAL RESOURCES

The following table presents Peoples Federal Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of December 31, 2000.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


                                               At December 31, 2000
                                -----------------------------------------------------
                                                    Required for        To Be Well
                                      Actual      Adequate Capital(1) Capitalized (1)
                                ----------------- ------------------ ----------------
                                  Amount     %     Amount     %       Amount      %
                                --------- ------- -------- --------  --------- -------
Total risk-based capital (1)
  (to risk-weighted assets)      $37,088   18.8%  $15,783    8.0%     $19,728   10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)      $36,027   18.3%  $ 7,891    4.0%     $11,837    6.0%
Core Capital (1)
  (to adjusted tangible assets)  $36,027   10.2%  $10,595    3.0%     $17,659    5.0%
Core Capital (1)
  (to adjusted total assets)     $36,027   10.2%  $ 7,063    2.0%       N/A      N/A
Tangible Capital (1)
  (to adjusted total assets)     $36,027   10.2%  $ 5,298    1.5%       N/A      N/A

(1) as defined by regulatory agencies



The following table presents First Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of December 31, 2000.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                                   At December 31, 2000
                                  --------------------------------------------------------
                                                      Required for         To Be Well
                                       Actual      Adequate Capital(1)   Capitalized (1)
                                  ---------------- ------------------- -------------------
                                   Amount     %     Amount      %         Amount       %
                                  -------- ------- -------- ---------- ----------- -------
Total risk-based capital (1)
  (to risk-weighted assets)        $9,669   16.2%   $4,774    8.0%        $5,968     10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)        $9,104   15.3%   $2,387    4.0%        $3,581      6.0%
Core Capital (1)
  (to adjusted tangible assets)    $9,104    8.7%   $3,146    3.0%        $5,244      5.0%
Core Capital (1)
  (to adjusted total assets)       $9,104    8.7%   $2,098    2.0%          N/A        N/A
Tangible Capital (1)
  (to adjusted total assets)       $9,104    8.7%   $1,573    1.5%          N/A        N/A

(1) as defined by regulatory agencies


SUMMARY OF RESULTS OF OPERATIONS

Peoples Bancorp and subsidiaries had net income of $1,194,152 or $0.33 per share for the three months ended December 31, 2000 as compared to $1,159,686 or $0.37 per share for the same period ended 1999. The increase in net income was primarily due to the merger with First Savings. The lower earnings per share was due to the additional shares issued in the merger with First Savings.

NET INTEREST INCOME

Net interest income was $3,787,718 for the three months ended December 31, 2000 as compared to $3,027,021 for the same periods ended 1999. Interest income increased $2,692,521 to $8,898,990 for the period primarily due to the merger with Three Rivers and higher volumes of loans. Interest expense increased $1,931,824 to $5,111,272 due again to the merger and higher volumes of deposit accounts, and borrowings. Provision for loan loss decreased $9,107 to $19,682 for the three months ended December 31, 2000, reflecting management's continued review of the loan portfolio.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

The following table presents average balances and associated rates earned and paid for all interest earning assets and interest bearing liabilities for the three months ended December 31, 2000 and 1999. (dollars in thousands)

                                  2000                         1999
                       --------------------------- -----------------------------
                        Average Interest Effective  Average   Interest Effective
                        Balance  Yield     Rate     Balance    Yield     Rate
                       -------- -------- --------- ---------- -------- ---------
Loans                  $393,470  $8,032     8.17%   $299,581   $5,815     7.76%
Securities               22,648     412     7.28%     13,093      201     6.14%
Other                    24,613     455     7.39%     12,896      190     5.89%
                       -------- --------           ----------  -------
Combined                440,730   8,899     8.08%    325,570    6,206     7.62%
                       -------- --------           ----------  -------
NOW and savings
     deposits           133,341     975     2.92%     98,872      704     2.85%
Certificates of deposit 225,331   3,384     6.01%    176,113    2,297     5.22%
Borrowings               45,847     752     6.56%     11,523      178     6.18%
                       -------- --------           ----------  -------
Combined               $404,518   5,111     5.05%   $286,508    3,179     4.44%
                       -------- --------           ----------  -------
Net interest income/
   interest rate spread          $3,788     3.03%              $3,027     3.18%
                                ======== =========             =======  ========

The following table illustrates the change in net interest income due to changes in rates and average volumes. (dollars in thousands)

                       Three months ended December 31, 2000 vs. 1999
                             Rate       Volume        Total
                           ---------   ----------   ----------
Loans                          $320       $1,897       $2,217
Securities                       42          169          211
Other                            58          207          265
                           ---------   ----------   ----------
Total                           420        2,273        2,693
                           ---------   ----------   ----------
NOW and savings deposits         18          253          271
Certificates of deposit         382          705        1,087
Borrowings                       12          562          574
                           ---------   ----------   ----------
Total                           412        1,520  #     1,932
                           ---------   ----------   ----------
Net interest income             $ 8        $ 753  #     $ 761
                           =========   ==========   ==========

NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE

Non-performing assets at December 31, 2000 and September 30, 2000 are as follows: (dollars in thousands)

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                          December 31, 2000   September 30, 2000
Non-accruing loans                               $ 101                  $ 299
Loans contractually past due 90 days
     or more other than nonaccruing                  4                      5
Real estate owned                                  126                     66
                                           ------------           ------------
                                                 $ 231                  $ 370
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

NON-INTEREST INCOME

The Company's non-interest income for the three months ended December 31, 2000, increased to $434,194 as compared to $206,324 for the same period one year ago. The increase was attributable to higher trust income from Peoples Federal and the addition of loan servicing income from First Savings Bank.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

NON-INTEREST EXPENSE

Total non-interest expense for the three months ended December 31, 2000 was $2,311,528 as compared to $1,322,770 for 1999. Salaries and employee benefits increased $515,397 to $1,221,909 due to additional personnel added in the merger. Occupancy expenses, equipment expenses and data processing expenses also all increased due to the acquisition of First Savings, and the opening of the new branch office in Waterloo, IN in June 2000.

INCOME TAXES

Income  tax  expense   remained  stable  at  $696,550,   as  pretax  income  was
approximately equal to that of the same period last year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The OTS has issued a regulation, which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under this OTS regulation, an institutions "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institutions NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes. Institutions which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. Both Peoples Federal and First Savings file Schedule CMR. However, results calculated from the December 31, 2000 Schedule CMR are not yet available from the OTS. Therefore, the tables below present the result of this analysis for Peoples Federal and First Savings as of September 30, 2000 and 1999. Under the regulation, institutions that must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk-based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets.

Presented below as of September 30, 2000 and 1999 is an analysis performed by the OTS of Peoples Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point increments, up and down 300 basis points.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                          Peoples Federal Savings Bank
                   Interest Rate Risk As of September 30, 2000

  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp         27,791     (15,947)       -36%        8.45%      (394)
+200 bp         33,519     (10,399)       -24%        9.89%      (250)
+100 bp         38,971      (4,547)       -11%       11.23%      (116)
   0 bp         43,918           -           -       12.39%         -
-100 bp         47,197       3,279          7%       13.09%        70
-200 bp         48,238       4,230         10%       13.23%        84
-300 bp         49,283       5,365         12%       13.37%        98


                          Peoples Federal Savings Bank
                   Interest Rate Risk As of September 30, 1999

  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp         23,070     (10,664)       -45%        7.58%      (536)
+200 bp         29,702     (12,032)       -29%        9.61%      (323)
+100 bp         36,101      (5,633)       -13%       11.27%      (147)
   0 bp         41,734           -           -       12.74%         -
-100 bp         45,518       3,784          9%       13.67%        93
-200 bp         48,072       6,338         15%       14.26%       151
-300 bp         50,646       8,912         23%       14.83%       209

Presented below are the same OTS calculated tables as of September 30, 2000 and 1999 for First Savings Bank.

   First Savings Bank
  Interest Rate Risk As of September 30, 2000

  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
-------------------------------------------------------------------------
+300 bp          8,380      (4,867)       -37%        8.25%      (427)
+200 bp         10,364      (2,883)       -22%       10.05%      (247)
+100 bp         12,013      (1,234)        -9%       11.49%      (103)
   0 bp         13,247           -           -       12.52%         -
-100 bp         14,027         780          6%       13.13%        61
-200 bp         14,617       1,370         10%       13.57%       105
-300 bp         15,231       1,984         15%       14.01%       149

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


   First Savings Bank
  Interest Rate Risk As of September 30, 1999

  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp         8,880      (3,471)       -28%        9.20%      (301)
+200 bp        10,232      (2,119)       -17%       10.42%      (179)
+100 bp        11,436        (914)        -7%       11.46%       (75)
   0 bp        12,351           -           -       12.21%         -
-100 bp        12,923         572          5%       12.65%        44
-200 bp        13,346         996          8%       12.95%        74
-300 bp        13,796       1,446         12%       13.27%       106

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

Item 1.  Legal Proceedings
              None

Item 2.  Changes in Securities and Use of Proceeds
             None

Item 3.  Defaults Upon Senior Securities
              None

Item 4.  Submission of matters to a vote of security holders
          None

Item 5.  Other information
             None

Item 6.  Reports on Form 8-K
          A report on Form 8-K was filed on December 22, 2000 announcing the approval of a new stock repurchase program to run for the next two years.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                                   SIGNATURES



Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the

Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                                     PEOPLES BANCORP
                                                      (REGISTRANT)




Date: February 12, 2001                         Maurice F. Winkler III
                                         President and Chief Operating Officer



Date: February 12, 2001                           Deborah K. Stanger
                                      Vice President and Chief Financial Officer