Form 10-Q
period 2001-03-01
PEOPLES BANCORP
filed 2001-05-09
CIK 869004

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



March 31, 2001                                                  Commission File
                                                                Number 000-18991

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
     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


Common stock, par value $1 per share                      3,557,591 shares
------------------------------------                      ----------------
            (Title of class)                        (Outstanding at May 1, 2001)

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                                                                           Page
                                                                          Number

Part I   Financial Information:

  Item 1.  Consolidated Condensed Financial Statements

         Consolidated Condensed Statement of Financial Condition
         as of March 31, 2001 and September 30, 2000...........................3

         Consolidated Condensed Statement of Income for the three
         and six months ended March 31, 2001 and 2000..........................4

         Consolidated Condensed Statement of Cash Flows for the
         six months ended March 31, 2001 and 2000..............................5

         Notes to Consolidated Condensed Financial Statements................6-7

   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................8-13

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

Signatures....................................................................17

                          PART I. FINANCIAL INFORMATION

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)

                        ASSETS
                                                     March 31,    September 30,
                                                       2001           2000
                                                   -------------- --------------
Cash and due from financial institutions            $  8,693,770   $ 10,073,895
Short-term interest-bearing deposits                  24,213,446      8,772,912
                                                   -------------- --------------
    Total cash and cash equivalents                   32,907,216     18,846,807
Interest-bearing time deposits                         3,542,927      3,163,940
Securities available for sale                         20,440,761     18,203,268
Securities held to maturity
 (approximate market value $7,122,738 and $10,355,222) 6,810,447     10,276,887
Loans:
     Loans                                           396,746,206    392,085,042
     Less: Allowance for loan losses                   1,665,250      1,649,948
                                                   -------------- --------------
     Net loans                                       395,080,956    390,435,094
Premises and equipment                                 6,018,004      6,149,802
Federal Home Loan Bank of Indianapolis stock, at cost  4,317,700      4,234,400
Intangible assets                                      3,364,304      3,513,471
Other assets                                           4,279,210      5,084,542
                                                   -------------- --------------
    Total assets                                    $476,761,525   $459,908,211
                                                   ============== ==============

                      LIABILITIES

NOW and savings deposits                            $129,829,483   $131,685,994
Certificates of deposit                              233,559,661    221,169,721
Reverse repurchase agreements                          4,020,502              -
Federal Home Loan Bank advances                       49,827,682     47,182,393
Other liabilities                                      2,217,992      2,570,555
                                                   -------------- --------------
    Total liabilities                                419,455,320    402,608,663
                                                   -------------- --------------

                 STOCKHOLDERS' EQUITY

Preferred stock, par value $1;
    Authorized and unissued -- 5,000,000 shares                -              -
Common stock, par value $1;
    Authorized--7,000,000 shares:
    Issued and outstanding--3,566,318 and
         3,662,641 shares                              3,566,318      3,662,641
Additional paid-in capital                             9,303,303     10,596,618
Retained earnings--substantially restricted           45,157,010     43,815,516
Accumulated other comprehensive income                  (313,598)      (333,027)
Unearned ESOP shares                                    (351,494)      (351,494)
Unearned RRP shares                                      (55,334)       (90,706)
                                                   -------------- --------------
    Total stockholders' equity                        57,306,205     57,299,548
                                                   -------------- --------------
    Total liabilities and stockholders' equity      $476,761,525   $459,908,211
                                                   ============== ==============

See notes to consolidated condensed financial statements.

                                           PEOPLES BANCORP
                                           AND SUBSIDIARIES

                              CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                             (Unaudited)

                                   Three months ended        Six months ended
                                         March 31,               March 31,
                                   --------------------- -----------------------
                                     2001        2000       2001         2000
                                   ---------- ---------- ----------- -----------
Interest Income:
 Loans                             $8,069,709 $6,505,949 $16,102,144 $12,320,623
 Securities                           414,054    296,162     825,989     497,826
 Other interest and dividend income   425,168    266,769     879,788     456,900
                                   ---------- ---------- ----------- -----------
                                    8,908,931  7,068,880  17,807,921  13,275,349
                                   ---------- ---------- ----------- -----------
Interest Expense:
 NOWand savings deposits              914,341    785,957   1,889,773   1,490,006
 Certificates of deposit            3,384,727  2,568,872   6,768,344   4,866,046
 Short-term borrowings                  8,866     51,351       8,866      93,303
 Federal Home Loan Bank Advances      726,251    268,060   1,478,474     404,333
                                   ---------- ---------- ----------  ----------
                                    5,034,185  3,674,240  10,145,457   6,853,688
                                   ---------- ---------- ----------  ----------
Net Interest Income                 3,874,746  3,394,640   7,662,464   6,421,661
     Provision for losses on loans     36,982     50,914      56,664      79,703
                                   ---------- ---------- ----------  ----------
Net Interest Income After Provisio
      for Losses on Loans           3,837,764  3,343,726   7,605,800   6,341,958
                                   ---------- ---------- ----------- -----------
Other Income:
 Trust income                          42,652     39,466     109,798      88,722
 Loan servicing                        40,927     12,452      78,973      12,452
 Net gains on sale of loans            22,165      9,287      20,829       9,287
 Fees and service charges             217,696    166,037     435,638     306,277
 Other income                          99,991     54,161     212,387      70,989
                                   ---------- ---------- ----------- -----------
                                      423,431    281,403     857,625     487,727
                                   ---------- ---------- ----------- -----------
Other Expense:
 Salaries and employee benefits     1,246,376    969,686   2,468,285   1,676,198
 Net occupancy expenses               233,627    120,343     443,525     206,316
 Equipment expenses                   193,093    118,108     400,390     205,897
 Data processing expense              193,864    157,721     364,672     286,183
 Deposit insurance expense             17,184     15,448      34,278      54,767
 Other expenses                       560,778    409,627   1,045,300     684,342
                                   ---------- ---------- ----------- -----------
                                    2,444,922  1,790,933   4,756,450   3,113,703
                                   ---------- ---------- ----------- -----------
Income Before Income Tax            1,816,273  1,834,196   3,706,975   3,715,982
     Income tax expense               683,985    706,575   1,380,535   1,428,675
                                   ---------- ---------- ----------- -----------
Net Income                         $1,132,288 $1,127,621 $ 2,326,440 $ 2,287,307
                                   ========== ========== =========== ===========

Basic Income Per Common Share           $0.32      $0.34      $ 0.65      $ 0.71
Diluted Income Per Common Share         $0.32      $0.34      $ 0.65       $0.71

See notes to consolidated condensed financial statements.

                                PEOPLES BANCORP
                                AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                        Six Months Ended
                                                            March 31,
                                                  ------------------------------
                                                     2001              2000
                                                  ------------     -------------
Operating Activities:
  Net income                                      $ 2,326,440       $ 2,287,307
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Provision for loan losses                          56,664            79,703
    Depreciation and amortization                     363,607           209,137
    Amortization of premiums and discounts on
      investment securities                           (36,372)          (53,637)
    Amortization of deferred loan fees               (192,190)         (175,515)
     Loans  originated for sale                    (1,057,250)         (430,500)
     Proceeds from sales of loans                   1,078,079           440,177
      Net (gain) loss on sales of loans               (20,829)           (9,677)
  Change in:
    Deferred income tax                                13,908           191,174
    Interest receivable                                32,491           115,807
    Interest payable                                  240,273            81,128
  Other adjustments:                                   (1,289)         (397,382)
                                                  ------------     -------------
         Net cash provided by operating activities  2,803,532         2,337,722
                                                  ------------     -------------
Investing Activities:
  Net change in  interest-bearing time deposits      (378,987)                -
  Purchases of investment securities-avilable for s(8,459,410)       (2,128,870)
  Proceeds from maturities of investment
    securities-held to maturity                     3,493,002           275,860
   Proceeds from maturities of securities-available 6,764,110           349,651
   Proceeds from sale of securities available for sale      -           693,700
  Net change in mutual funds                          194,407          (408,237)
  Net change in loans                              (4,684,053)      (11,637,831)
  Purchases of premises and equipment                (234,391)         (627,715)
   Proceeds from sales of real estate owned           100,094                 -
   Cash acquired in acquisition                                       4,935,071
   Purchase of FHLB stock                             (83,300)                -
   Other investing activities                               -            33,732
                                                  ------------     -------------
         Net cash used by investing activities     (3,288,528)       (8,514,639)
                                                  ------------     -------------
Financing Activities:
  Net change in:
     NOW and savings accounts                      (1,867,168)        7,931,256
     Certificates of deposit                       12,381,392         4,421,698
     Short-term borrowings                          4,020,502         1,650,278
      FHLB advances                                 2,640,000         1,500,000
  Net change in advances by borrowers for
     taxes and insurance                             (185,832)           69,399
  Cash dividends                                   (1,022,184)         (818,025)
  Repurchase of common stock                       (1,421,305)       (2,513,114)
                                                  ------------     -------------
         Net cash provided by financing activities 14,545,405        12,241,492
                                                  ------------     -------------
Net Change in Cash and Cash Equivalents            14,060,409         6,064,575
Cash and Cash Equivalents, Beginning of Period     18,846,807         5,672,249
                                                  ------------     -------------
Cash and Cash Equivalents, End of Period          $32,907,216       $11,736,824
                                                  ============     =============

Additional Cash Flows and Supplementary Information:
   Interest paid                                  $ 9,968,741       $ 7,998,920
   Income tax paid                                  1,310,469         1,646,355

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

The significant accounting policies followed by Peoples Bancorp (the Company) and its wholly owned subsidiaries, Peoples Federal Savings Bank of DeKalb County and First Savings Bank, (the Banks), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three and six months ended March 31, 2001, are not necessarily indicative of those expected for the remainder of the year.

2.  CASH DIVIDEND

A cash dividend of $.14 per common share was declared on February 20, 2001 payable on April 23, 2001, to stockholders of record as of April 2, 2001.

3.  EARNINGS PER COMMON SHARE

Earnings per share were computed as follows:

                                                                   Three Months Ended March 31,
                                                          2001                         2000
                                            -------------------------------------------------------------
                                                        Weighted                       Weighted
                                                        Average  Per-Share             Average  Per-Share
                                              Income     Shares   Amount     Income     Shares    Amount
                                            ---------- --------- --------- ---------- --------- ---------
Basic Earnings Per share
   Income available to common stockholders  $1,132,288 3,577,002   $ 0.32  $1,127,621 3,320,494   $ 0.34
Effect of Dilutive Securities
   Stock options                                          14,236                          5,704
Diluted Earnings Per Share
   Income available to common stockholders
                                            ---------- --------- --------- ---------- --------- ---------
     and assumed conversions                $1,132,288 3,591,238   $ 0.32  $1,127,621 3,326,198   $ 0.34
                                            ========== ========= ========= ========== ========= =========

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



                                                                   Six Months Ended March 31,
                                                              2001                          2000
                                                ------------------------------ ------------------------------
                                                           Weighted                        Weighted
                                                           Average   Per-Share             Average  Per-Share
                                                  Income    Shares    Amount     Income    Shares    Amount
                                                ---------- --------- --------- ---------- --------- ---------
Basic Earnings Per share
   Income available to common stockholders      $2,326,440 3,586,201   $0.65   $2,287,307 3,239,680   $0.71
Effect of Dilutive Securities
   Stock options                                              14,910                          2,852
Diluted Earnings Per Share
   Income available to common stockholders
                                                ---------- --------- --------- ---------- --------- ---------
     and assumed conversions                    $2,326,440 3,601,111   $0.65   $2,287,307 3,242,532   $0.71
                                                ========== ========= ========= ========== ========= =========

                                 PEOPLES BANCORP
                                 AND SUBSDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets at March 31, 2001 were $476,761,525, an increase of $16,853,314 from September 30, 2000. The increase consisted primarily of cash and cash equivalents, which increased $14,060,409 to $32,907,216, and net loans, which increased $4,645,862 to $395,080,956.

Total deposits were $363,389,144 at March 31, 2001, an increase of $10,533,429 since September 30, 2000.

LIQUIDITY

The Company's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At March 31, 2001, and September 30, 2000, cash and short-term interest-bearing deposits totaled $32.9 million and $18.8 million, respectively.

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

CAPITAL RESOURCES

The following table presents Peoples Federal Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of March 31, 2001.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                              At March 31, 2001
                                ------------------------------------------------
                                                Required for       To Be Well
                                   Actual    Adequate Capital(1) Capitalized (1)
                                ------------------------------------------------
                                 Amount     %   Amount       %     Amount    %
                                ------- ------- -------- -------- ------- ------

Total risk-based capital (1)
  (to risk-weighted assets)     $38,037   19.8% $15,382    8.0%    $19,227 10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)     $36,974   19.2% $ 7,691    4.0%    $11,536  6.0%
Core Capital (1)
  (to adjusted tangible assets) $36,974   10.3% $10,760    3.0%    $17,934  5.0%
Core Capital (1)
  (to adjusted total assets)    $36,974   10.3% $ 7,174    2.0%        N/A   N/A
Tangible Capital (1)
  (to adjusted total assets)    $36,974   10.3% $ 5,380    1.5%        N/A   N/A

(1) as defined by regulatory agencies

The following table presents First Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of March 31, 2001.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


                                                  At March 31, 2001
                                    --------------------------------------------
                                                  Required for     To Be Well
                                      Actual Adequate Capital(1) Capitalized (1)
                                    --------------------------------------------
                                    Amount    %   Amount     %     Amount     %
                                    ------ ------ ------- -------- ------- -----

Total risk-based capital (1)
  (to risk-weighted assets)         $9,908  16.0%  $4,965   8.0%   $6,206  10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)         $9,331  15.0%  $2,482   4.0%   $3,724   6.0%
Core Capital (1)
  (to adjusted tangible assets)     $9,331   8.6%  $3,242   3.0%   $5,404   5.0%
Core Capital (1)
  (to adjusted total assets)        $9,331   8.6%  $2,161   2.0%      N/A   N/A
Tangible Capital (1)
  (to adjusted total assets)        $9,331   8.6%  $1,621   1.5%      N/A   N/A

(1) as defined by regulatory agencies


SUMMARY OF RESULTS OF OPERATIONS

Peoples Bancorp and subsidiaries had net income of $1,132,288 or $0.31 per share for the three months ended March 31, 2001 as compared to $1,127,621 or $0.34 per share for the same period ended 2000. Income for the six months ended March 31, 2001 was $2,326,440 or $0.64 per share as compared to $2,287,307 or $0.71 per share for the same period last year. The increase in net income was primarily due to the merger with First Savings. The lower earnings per share was due to the additional shares issued in the merger with First Savings.

NET INTEREST INCOME

Net interest income was $3,837,764 for the three months, and $7,605,800 for the six months ended March 31, 2001 as compared to $3,343,726 and $6,341,958 for the same periods ended 2000. Interest income increased $4,532,572 to $17,807,921 for the six month period primarily due to the merger with Three Rivers and higher volumes of loans. Interest expense increased $3,291,769 to $10,145,457 due again to the merger and higher volumes of deposit accounts, and borrowings. Provision for loan loss decreased $22,039 to $56,664 for the six months ended March 31, 2001, reflecting management's continued review of the loan portfolio.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

The following table presents average balances and associated rates earned and paid for all interest earning assets and interest bearing liabilities for the six months ended March 31, 2001 and 2000. (dollars in thousands)

                                 2001                         2000
                       --------------------------- ----------------------------
                        Average Interest Effective  Average  Interest Effective
                        Balance  Yield     Rate     Balance   Yield    Rate
                       -------- ------- ---------- --------- ------- ----------
Loans                  $388,586 $16,102   8.29%    $313,758  $12,321   7.85%
Securities               23,475     826   7.04%      15,847      497   6.27%
Other                    24,754     880   7.11%       9,291      457   9.84%
                       -------- -------            --------  -------
Combined                436,815  17,808   8.15%     338,896   13,275   7.83%
                       -------- -------            --------  -------
NOW and savings
     deposits           129,294   1,890   2.92%     103,760    1,490   2.87%
Certificates of deposit 228,220   6,769   5.93%     185,675    4,866   5.24%
Borrowings               46,225   1,487   6.43%      17,591      498   5.66%
                       -------- -------            --------  -------
Combined               $403,739  10,146   5.03%    $307,026    6,854   4.46%
                       -------- -------            --------  -------
Net interest income/
   interest rate spread         $ 7,662   3.12%              $ 6,421   3.37%
                                ======= =======              =======  ======
The following table illustrates the change in net interest income due to changes in rates and average volumes. (dollars in thousands)

                        Six months ended March 31, 2001 vs. 2000
                             Rate       Volume        Total
                           ---------   ----------   ----------
Loans                          $719       $3,062       $3,781
Securities                       67          262          329
Other                           (85)         508          423
                           ---------   ----------   ----------
Total                           701        3,832        4,533
                           ---------   ----------   ----------
NOW and savings deposits         27          373          400
Certificates of deposit         695        1,208        1,903
Borrowings                       77          912          989
                           ---------   ----------   ----------
Total                           799        2,493        3,292
                           ---------   ----------   ----------
Net interest income           $ (98)      $1,339       $1,241
                           =========   ==========   ==========

NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE

Non-performing  assets at March 31, 2001 and  September 30, 2000 are as follows:
(dollars in thousands)

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                      March 31, 2001       September 30, 2000
Non-accruing loans                          $ 368                   $ 299
Loans contractually past due 90 days
     or more other than nonaccruing            42                       5
Real estate owned                             339                      66
                                      ------------            ------------
                                            $ 749                   $ 370
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

NON-INTEREST INCOME

The Company's non-interest income for the three and six months ended March 31, 2001, increased to $423,431 and $857,625 as compared to $281,403 and $487,727 for the same periods one year ago. The increase was attributable to higher trust income from Peoples Federal, the addition of loan servicing income from First Savings Bank, increased fee income due to the merger, and gains on sales of securities this year.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

NON-INTEREST EXPENSE

Total non-interest expense for the three and six months ended March 31, 2001 was $2,444,922 and $4,756,450 as compared to $1,790,933 and $3,113,703 for 2000.
Salaries and employee benefits increased $792,087 to $2,468,285 for the six months due to additional personnel added in the merger. Occupancy expenses, equipment expenses and data processing expenses also all increased due to the acquisition of First Savings, and the opening of the new branch office in Waterloo, IN in June 2000.

INCOME TAXES

Income  tax  expense   remained  stable  at  $1,380,535  as  pretax  income  was
approximately equal to that of the same period last year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The OTS has issued a regulation, which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under this OTS regulation, an institutions "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institutions NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes. Institutions which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. Both Peoples Federal and First Savings file Schedule CMR. However, results calculated from the March 31, 2001 Schedule CMR are not yet available from the OTS. Therefore, the tables below present the result of this analysis for Peoples Federal and First Savings as of December 31, 2000 and 1999. Under the regulation, institutions that must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk-based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets.

Presented below as of December 31, 2000 and 1999 is an analysis performed by the OTS of Peoples Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point increments, up and down 300 basis points.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                          Peoples Federal Savings Bank
                   Interest Rate Risk As of December 31, 2000

  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp         27,212     (14,195)       -34%        8.04%      (346)
+200 bp         32,431      (8,977)       -22%        9.37%      (213)
+100 bp         37,364      (4,044)       -10%       10.57%       (93)
   0 bp         41,408           -          -        11.50%         -
-100 bp         43,263       1,855          4%       11.86%        36
-200 bp         44,102       2,694          7%       11.98%        47
-300 bp         46,259       4,851         12%       12.39%        89

                          Peoples Federal Savings Bank
                   Interest Rate Risk As of December 31, 1999

  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp         21,682     (19,081)       -47%        7.01%      (522)
+200 bp         28,312     (12,452)       -31%        8.92%      (331)
+100 bp         34,808      (5,956)       -15%       10.69%      (154)
   0 bp         40,763           -          -        12.23%         -
-100 bp         45,099       4,335         11%       13.28%       106
-200 bp         48,049       7,285         18%       13.95%       173
-300 bp         50,379       9,615         24%       14.45%       222


Presented below are the same OTS calculated tables as of December 31, 2000 and 1999 for First Savings Bank.

   First Savings Bank
   Interest Rate Risk As of December 31, 2000

  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp         10,759      (1,469)       -12%       10.27%       (99)
+200 bp         11,568        (660)        -5%       10.89%       (37)
+100 bp         12,090        (138)        -1%       11.24%        (2)
   0 bp         12,228           -          -        11.26%         -
-100 bp         11,958        (270)        -2%       10.92%       (34)
-200 bp         11,582        (647)        -5%       10.49%       (77)
-300 bp         11,255        (973)        -8%       10.09%      (117)

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

   First Savings Bank
   Interest Rate Risk As of December 31, 1999

  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp          9,080      (3,416)       -27%        9.25%      (288)
+200 bp         10,377      (2,119)       -17%       10.38%      (175)
+100 bp         11,553        (943)        -8%       11.37%       (76)
   0 bp         12,496           -          -        12.13%         -
-100 bp         13,089         593          5%       12.57%        44
-200 bp         13,511       1,015          8%       12.86%        73
-300 bp         13,868       1,372         11%       13.09%        96


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

Item 1.  Legal Proceedings
              None

Item 2.  Changes in Securities and Use of Proceeds
             None

Item 3.  Defaults Upon Senior Securities
              None

Item 4.  Submission of matters to a vote of security holders

On January 10, 2001 the Company held its annual meeting of shareholders. A total of 2,874,944 shares were represented in person or by proxy at the meeting. Erica
D. Dekko was elected to the board of Directors for a three-year term expiring in 2004. 2,676,420 shares were voted in favor of the election of the nominee and there were 198,524 votes withheld. Bruce S. Holwerda was elected to the board of Directors for a three-year term expiring in 2004. 2,675,188 shares were voted in favor of the election of the nominee and there were 199,756 votes withheld. G. Richard Gatton was elected to the board of Directors for a three-year term expiring in 2004. 2,676,250 shares were voted in favor of the election of the nominee and there were 198,694 votes withheld. Stephen R. Olson was elected to the board of Directors for a three-year term expiring in 2004. 2,676,016 shares were voted in favor of the election of the nominee and there were 198,928 votes withheld. Olive LLP was approved as the auditor of Peoples Bancorp for the fiscal year ending September 30, 2001. 2,843,523 shares were voted in favor of approval, with 3,025 votes withheld.

Item 5.  Other information
             None

Item 6.  Reports on Form 8-K
     No reports on Form 8-K were filed during the three months ended March 31, 2001.

                                PEOPLES BANCORP
                                AND SUBSIDIARIES

                                   SIGNATURES



Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the

Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.


                                                     PEOPLES BANCORP
                                                      (REGISTRANT)




Date: May 1, 2001                               Maurice F. Winkler III
                                         President and Chief Operating Officer



Date: May 1, 2001                               Deborah K. Stanger
                                      Vice President and Chief Financial Officer