Form 10-Q
period 2001-06-30
PEOPLES BANCORP
filed 2001-08-14
CIK 869004

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



June 30, 2001                                                   Commission
                                                           File Number 000-18991

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
     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


Common stock, par value $1 per share                     3,507,583 shares
------------------------------------                     ----------------
            (Title of class)                    (Outstanding at August 10, 2001)

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                                                                           Page
                                                                          Number

Part I   Financial Information:

  Item 1.  Consolidated Condensed Financial Statements

             Consolidated Condensed Statement of Financial Condition
             as of June 30, 2001 and September 30, 2000........................3
             Consolidated Condensed Statement of Income for the three
             and nine months ended June 30, 2001 and 2000......................4

             Consolidated Condensed Statement of Cash Flows for the
             nine months ended June 30, 2001 and 2000..........................5

             Notes to Consolidated Condensed Financial Statements............6-7

   Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................8-13

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

Signatures....................................................................17

                          PART I. FINANCIAL INFORMATION

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)

                        ASSETS
                                                       June 30,    September 30,
                                                        2001           2000
                                                     ------------- -------------

Cash and due from financial institutions             $  9,728,716  $ 10,073,895
Short-term interest-bearing deposits                    3,368,037     8,772,912
                                                     ------------- -------------
    Total cash and cash equivalents                    13,096,753    18,846,807
Interest-bearing time deposits                          3,246,927     3,163,940
Securities available for sale                          29,662,638    18,203,268
Securities held to maturity
 (approximate market value $6,370,725 and $10,355,222)  6,171,291    10,276,887
Loans:
     Loans                                            404,511,798   392,085,042
     Less: Allowance for loan losses                    1,716,854     1,649,948
                                                     ------------- -------------
     Net loans                                        402,794,944   390,435,094
Premises and equipment                                  5,971,179     6,149,802
Federal Home Loan Bank of Indianapolis stock, at cost   4,391,500     4,234,400
Intangible assets                                       3,289,721     3,513,471
Other assets                                            4,243,596     5,084,542
                                                     ------------- -------------
    Total assets                                     $472,868,549  $459,908,211
                                                     ============= =============

                      LIABILITIES

NOW and savings deposits                             $133,009,218  $131,685,994
Certificates of deposit                               234,874,910   221,169,721
Reverse repurchase agreements                           3,793,715             -
Federal Home Loan Bank advances                        41,230,323    47,182,393
Other liabilities                                       2,773,992     2,570,555
                                                     ------------- -------------
    Total liabilities                                 415,682,158   402,608,663
                                                     ------------- -------------

                 STOCKHOLDERS' EQUITY

Preferred stock, par value $1;
    Authorized and unissued -- 5,000,000 shares                 -             -
Common stock, par value $1;
    Authorized--7,000,000 shares:
    Issued and outstanding--3,512,072 and
         3,662,641 shares                               3,512,072     3,662,641
Additional paid-in capital                              8,588,309    10,596,618
Retained earnings--substantially restricted            45,902,708    43,815,516
Accumulated other comprehensive income                   (489,297)     (333,027)
Unearned ESOP shares                                     (281,450)     (351,494)
Unearned RRP shares                                       (45,951)      (90,706)
                                                     ------------- -------------
    Total stockholders' equity                         57,186,391    57,299,548
                                                     ------------- -------------
    Total liabilities and stockholders' equity       $472,868,549  $459,908,211
                                                     ============= =============

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (Unaudited)

                                     Three months ended   Nine months ended
                                          June 30,              June 30,
                                   --------------------- -----------------------
                                      2001       2000       2001        2000
                                   ---------- ---------- ----------- -----------
Interest Income:
 Loans                             $8,023,145 $7,696,354 $24,125,289 $20,016,977
 Securities                           433,232    361,578   1,259,221     859,404
 Other interest and dividend income   463,687    335,002   1,343,475     791,902
                                   ---------- ---------- ----------- -----------
                                    8,920,064  8,392,934  26,727,985  21,668,283
                                   ---------- ---------- ----------- -----------
Interest Expense:
  NOWand savings deposits             823,741    911,479   2,713,514   2,401,485
  Certificates of deposit           3,390,228  3,006,804  10,158,572   7,872,850
  Short-term borrowings                26,081     62,190      34,947     155,493
  Federal Home Loan Bank Advances     677,507    558,210   2,155,981     962,543
                                   ---------- ---------- ----------- -----------
                                    4,917,557  4,538,683  15,063,014  11,392,371
                                   ---------- ---------- ----------- -----------
Net Interest Income                 4,002,507  3,854,251  11,664,971  10,275,912
                                   ---------- ---------- ----------- -----------
  Provision for losses on loans        60,850     42,508     117,514     122,211
                                   ---------- ---------- ----------- -----------
Net Interest Income After Provision
   for Losses on Loans              3,941,657  3,811,743  11,547,457  10,153,701
                                   ---------- ---------- ----------- -----------
Other Income:
  Trust income                         45,008     57,104     154,806     145,826
  Loan servicing                       40,692     38,301     119,665      50,753
  Net gains on sale of loans           61,577      5,662      82,406      14,949
  Fees and service charges            217,224    218,262     652,862     524,539
  Other income                        116,475     85,966     328,862     156,955
                                   ---------- ---------- ----------- -----------
                                      480,976    405,295   1,338,601     893,022
                                   ---------- ---------- ----------- -----------
Other Expense:
 Salaries and employee benefits     1,345,986  1,144,433   3,814,271   2,820,631
 Net occupancy expenses               220,164    160,778     663,689     367,094
 Equipment expenses                   197,342    185,451     597,732     391,348
 Data processing expense              195,376    170,242     560,048     456,425
 Deposit insurance expense             17,039     17,500      51,317      72,267
 Other expenses                       464,547    508,372   1,509,847   1,192,714
                                   ---------- ---------- ----------- -----------
                                    2,440,454  2,186,776   7,196,904   5,300,479
                                   ---------- ---------- ----------- -----------
Income Before Income Tax            1,982,179  2,030,262   5,689,154   5,746,244
                                   ---------- ---------- ----------- -----------
  Income tax expense                  744,790    791,235   2,125,325   2,219,910
                                   ---------- ---------- ----------- -----------
Net Income                         $1,237,389 $1,239,027 $ 3,563,829 $ 3,526,334
                                   ========== ========== =========== ===========

Basic Income Per Common Share          $ 0.35     $ 0.34      $ 1.00      $ 1.04
Diluted Income Per Common Share        $ 0.35     $ 0.34      $ 1.00      $ 1.04

See notes to consolidated condensed financial statements.

                                PEOPLES BANCORP
                               AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                        Nine Months Ended
                                                            June 30,
                                                  ------------------------------
                                                     2001              2000
                                                  ------------     -------------
Operating Activities:
  Net income                                      $ 3,563,829       $ 3,526,334
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Provision for loan losses                         117,514           122,211
    Depreciation and amortization                     556,302           379,867
    Amortization of premiums and discounts on
      investment securities                           (28,266)          (10,530)
    Amortization of deferred loan fees               (292,619)         (258,916)
     Loans  originated for sale                    (4,445,515)         (895,100)
     Proceeds from sales of loans                   4,078,921           910,049
      Net (gain) loss on sales of loans               (82,406)          (14,949)
  Change in:
    Deferred income tax                               183,583           247,727
    Interest receivable                              (239,911)          118,797
    Interest payable                                  130,463            85,186
  Other adjustments:                                  518,908          (718,140)
                                                  ------------     -------------
     Net cash provided by operating activities      4,060,803         3,492,536
                                                  ------------     -------------
Investing Activities:
  Net change in  interest-bearing time deposits        99,020           396,980
  Purchases of investment securities-
    held to maturity                                 (690,190)                -
  Purchases of investment securities-
    avilable for sale                             (20,375,893)       (2,128,870)
  Proceeds from maturities of investment
    securities-held to maturity                     4,834,296           966,380
  Proceeds from maturities of securities-
    available for sale                              8,464,076           803,250
  Proceeds from sale of securities-
    available for sale                                687,467           693,700
  Net change in mutual funds                          142,770          (260,834)
  Net change in loans                             (11,866,989)      (15,246,173)
  Purchases of premises and equipment                (381,552)       (1,037,802)
   Proceeds from sales of real estate owned           281,716                 -
   Cash acquired in acquisition                             -         4,935,071
   Purchase of FHLB stock                            (157,100)         (181,700)
   Other investing activities                               -           126,890
                                                  ------------     -------------
     Net cash used by investing activities        (18,962,379)      (10,933,108)
                                                  ------------     -------------
Financing Activities:
  Net change in:
     NOW and savings accounts                       1,312,568         2,912,732
     Certificates of deposit                       13,692,406         2,613,884
     Short-term borrowings                          3,723,671         2,380,931
     Proceeds from advances from FHLB               5,790,000
     Payments on advances from FHLB               (11,750,000)        8,000,000
  Net change in advances by borrowers for
     taxes and insurance                              131,595           167,359
  Cash dividends                                   (1,522,694)       (1,309,647)
  Repurchase of common stock                       (2,226,024)       (3,795,252)
                                                  ------------     -------------
     Net cash provided by financing activities      9,151,522        10,970,007
                                                  ------------     -------------
Net Change in Cash and Cash Equivalents            (5,750,054)        3,529,435
Cash and Cash Equivalents, Beginning of Period     18,846,807         5,672,249
                                                  ------------     -------------
Cash and Cash Equivalents, End of Period          $13,096,753       $ 9,201,684
                                                  ============     =============

Additional Cash Flows and Supplementary Information:
   Interest paid                                  $14,995,343       $12,194,202
   Income tax paid                                  1,884,469         2,474,605

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

The significant accounting policies followed by Peoples Bancorp (the Company) and its wholly owned subsidiaries, Peoples Federal Savings Bank of DeKalb County and First Savings Bank, (the Banks), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three and nine months ended June 30, 2001, are not necessarily indicative of those expected for the remainder of the year.

2.  CASH DIVIDEND

A cash dividend of $.14 per common share was declared on May 15, 2001 payable on July 20, 2001, to stockholders of record as of July 2, 2001.

3.  EARNINGS PER COMMON SHARE

Earnings per share were computed as follows:

                                                              Three Months Ended June 30,
                                           --------------------------------------------------------------
                                                        2001                           2000
                                           ------------------------------ -------------------------------
                                                      Weighted                       Weighted
                                                       Average  Per-Share             Average  Per-Share
                                             Income    Shares    Amount    Income     Shares   Amount
                                           ---------- --------- --------- ---------- --------- ----------
Basic Earnings Per share
   Income available to common stockholders $1,237,389 3,500,581  $ 0.35   $1,239,027 3,719,249   $ 0.34
Effect of Dilutive Securities
   Stock options                                         10,774                          5,704
Diluted Earnings Per Share
                                           ---------- --------- --------- ---------- --------- ----------
   Income available to common stockholders
     and assumed conversions               $1,237,389 3,511,355  $ 0.35   $1,239,027 3,724,953   $ 0.33
                                           ========== ========= ========= ========== ========= ==========


                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                                                                   Nine Months Ended June 30,
                                           ---------------------------------------------------------------------------------
                                                      2001                            2000
                                           ------------------------------ ------------------------------
                                                     Weighted                        Weighted
                                                     Average    Per-Share            Average   Per-Share
                                            Income   Shares      Amount     Income    Shares    Amount
                                           ---------- --------- --------- ---------- --------- ---------
Basic Earnings Per share
   Income available to common stockholders $3,563,829 3,557,867    $ 1.00 $3,526,334 3,399,570    $ 1.04
Effect of Dilutive Securities
   Stock options                                         13,532                          2,852
Diluted Earnings Per Share
                                           ---------- --------- --------- ---------- --------- ---------
   Income available to common stockholders
     and assumed conversions               $3,563,829 3,571,399    $ 1.00 $3,526,334 3,402,422    $ 1.04
                                           ========== ========= ========= ========== ========= =========


                                 PEOPLES BANCORP
                                 AND SUBSDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets at June 30, 2001 were $472,868,549, an increase of $12,960,338 from September 30, 2000. The increase consisted primarily of the growth in net loans, which increased $12,359,850 to $402,794,944.

Total deposits were $367,884,128 at June 30, 2001, an increase of $15,028,413 since September 30, 2000.

LIQUIDITY

The Company's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At June 30, 2001, and September 30, 2000, cash and short-term interest-bearing deposits totaled $13.1 million and $18.8 million, respectively.

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

CAPITAL RESOURCES

The following table presents Peoples Federal Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of June 30, 2001.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


                                               At June 30, 2001
                               -------------------------------------------------
                                               Required for        To Be Well
                                  Actual    Adequate Capital(1)  Capitalized (1)
                               -------------- -------------- -------------------
                                Amount   %     Amount   %     Amount      %
                               ------- ------ ------- ------ -------- ------
Total risk-based capital (1)
  (to risk-weighted assets)    $39,020  19.9% $15,679   8.0%  $19,598  10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)    $37,926  19.4% $ 7,839   4.0%  $11,759   6.0%
Core Capital (1)
  (to adjusted tangible assets)$37,926  10.5% $14,442   4.0%  $18,053   5.0%
Core Capital (1)
  (to adjusted total assets)   $37,926  10.5% $ 7,221   2.0%     N/A     N/A
Tangible Capital (1)
  (to adjusted total assets)   $37,926  10.5% $ 5,416   1.5%     N/A     N/A

(1) as defined by regulatory agencies

The following table presents First Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of June 30, 2001.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                                              At June 30, 2001
                               -------------------------------------------------
                                                 Required for     To Be Well
                                   Actual    Adequate Capital(1) Capitalized (1)
                               ----------------- ---------------- --------------
                                 Amount     %     Amount     %    Amount      %
                               --------- ------- --------  ------ ------- ------

Total risk-based capital (1)
  (to risk-weighted assets)      $10,315   17.1%  $4,836    8.0%  $6,045   10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)      $ 9,726   16.1%  $2,418    4.0%  $3,627    6.0%
Core Capital (1)
  (to adjusted tangible assets)  $ 9,726    9.4%  $4,120    3.0%  $5,150    5.0%
Core Capital (1)
  (to adjusted total assets)     $ 9,726    9.4%  $2,060    2.0%     N/A     N/A
Tangible Capital (1)
  (to adjusted total assets)     $ 9,726    9.4%  $1,545    1.5%     N/A     N/A

(1) as defined by regulatory agencies



SUMMARY OF RESULTS OF OPERATIONS

Peoples Bancorp and subsidiaries had net income of $1,237,389 or $0.35 per share for the three months ended June 30, 2001 as compared to $1,239,027 or $0.34 per share for the same period ended 2000. Income for the nine months ended June 30, 2001 was $3,563,829 or $0.99 per share as compared to $3,526,334 or $1.04 per share for the same period last year. The increase in net income was primarily due to the merger with First Savings. The lower earnings per share was due to the additional shares issued in the merger with First Savings.

NET INTEREST INCOME

Net interest income was $3,941,657 for the three months, and $11,547,457 for the nine months ended June 30, 2001 as compared to $3,811,743 and $10,153,701 for the same periods ended 2000. Interest income increased $5,059,702 to $26,727,985 for the nine month period, primarily due to the merger with Three Rivers and higher volumes of loans. Interest expense increased $3,670,643 to $15,063,014 due again to the merger and higher volumes of deposit accounts, and borrowings. Provision for loan loss decreased $4,697 to $117,514 for the nine months ended June 30, 2001, reflecting management's continued review of the loan portfolio.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

The following table presents average balances and associated rates earned and paid for all interest earning assets and interest bearing liabilities for the nine months ended June 30, 2001 and 2000. (dollars in thousands)

                                  2001                       2000
                       -------------------------- ---------------------------
                       Average          Effective  Average          Effective
                       Balance  Interest  Rate     Balance Interest   Rate
                       -------- -------- -------- -------- -------- ---------
Loans                  $389,546 $24,125    8.26%  $378,712 $20,017     7.05%
Securities               22,197   1,259    7.56%    26,890     859     4.26%
Other                    23,697   1,344    7.56%    20,043     792     5.27%
                       -------- --------          -------- -------
Combined                435,440  26,728    8.18%   425,645  21,668     6.79%
                       -------- --------          -------- -------
NOW and savings
     deposits           131,424   2,713    2.75%   127,219   2,401     2.52%
Certificates of deposit 231,609  10,159    5.85%   215,063   7,873     4.88%
Borrowings               45,879   2,191    6.37%    39,921   1,118     3.73%
                       -------- --------          -------- -------
Combined               $408,912  15,063    4.91%  $382,203  11,392     3.97%
                       -------- --------          -------- -------
Net interest income/
   interest rate spread         $11,665    3.27%           $10,276     2.82%
                                ======== ========          ========  ========

The following table illustrates the change in net interest income due to changes in rates and average volumes. (in thousands)

                           Nine months ended June 30, 2001 vs. 2000
                              Rate        Volume       Total
                           -----------  -----------  -----------
Loans                          $3,521        $ 587       $4,108
Securities                        516         (116)         400
Other                             389          163          552
                           -----------  -----------  -----------
Total                           4,426          634        5,060
                           -----------  -----------  -----------

NOW and savings deposits          229           83          312
Certificates of deposit         1,648          638        2,286
Borrowings                        886          187        1,073
                           -----------  -----------  -----------
Total                           2,763          908        3,671
                           -----------  -----------  -----------
Net interest income            $1,663       $ (274)      $1,389
                           ===========  ===========  ===========


NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE

Non-performing  assets at June 30, 2001 and  September  30, 2000 are as follows:
(in thousands)

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


                                           June 30, 2001    September 30, 2000
Non-accruing loans                               $ 462               $ 299
Loans contractually past due 90 days
     or more other than nonaccruing                  8                   5
Real estate owned                                  177                  66
                                           ------------        ------------
                                                 $ 647               $ 370
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

NON-INTEREST INCOME

The Company's non-interest income for the three and nine months ended June 30, 2001, increased to $480,976 and $1,338,601 as compared to $405,295 and $893,022 for the same periods one year ago. The increase was attributable to slightly higher trust income from Peoples Federal Savings Bank, the addition of loan servicing income from First Savings Bank, increased fee income due to the merger, and gains on sales of securities this year.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

NON-INTEREST EXPENSE

Total non-interest expense for the three and nine months ended June 30, 2001 was $2,440,454 and $7,196,904 as compared to $2,186,776 and $5,300,479 for 2000.
Salaries and employee benefits increased $993,640 to $3,814,271 for the nine months due to additional personnel added in the merger, and a required contribution of $150,000 to the pension fund this year. Occupancy expenses, equipment expenses and data processing expenses also all increased due to the acquisition of First Savings Bank, and the opening of the new branch office in Waterloo, IN in June 2000.

INCOME TAXES

Income  tax  expense   remained  stable  at  $2,125,325  as  pretax  income  was
approximately equal to that of the same period last year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The OTS has issued a regulation, which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under this OTS regulation, an institutions "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institutions NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes. Institutions which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. Both Peoples Federal Savings Bank and First Savings Bank file Schedule CMR. However, results calculated from the June 30, 2001 Schedule CMR are not yet available from the OTS. Therefore, the tables below present the result of this analysis for Peoples Federal and First Savings as of March 31, 2001 and 2000. Under the regulation, institutions that must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk-based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets. Presented below as of March 31, 2001 and 2000 is an analysis performed by the OTS of Peoples Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point increments, up and down 300 basis points.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

    Peoples Federal Savings Bank
    Interest Rate Risk As of March 31, 2001

  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp           33,536     (17,144)       -34%        9.53%      (394)
+200 bp           39,532     (11,148)       -22%       10.97%      (250)
+100 bp           45,505      (5,175)       -10%       12.34%      (112)
   0 bp           50,680           -           -       13.47%         -
-100 bp           52,978       2,298          5%       13.90%        43
-200 bp           53,537       2,857          6%       13.92%        45
-300 bp           54,270       3,590          7%       13.98%        51

    Peoples Federal Savings Bank
    Interest Rate Risk As of March 31, 2000

  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp           24,187     (18,169)       -43%        7.68%      (484)
+200 bp           30,273     (12,084)       -29%        9.38%      (314)
+100 bp           36,384      (5,972)       -14%       11.00%      (151)
   0 bp           42,356           -           -       12.52%         -
-100 bp           46,986       4,629         11%       13.62%       111
-200 bp           49,328       6,972         16%       14.13%       161
-300 bp           50,942       8,586         20%       14.44%       192

Presented below are the same OTS calculated tables as of March 31, 2001 and 2000 for First Savings Bank.

               First Savings Bank
    Interest Rate Risk As of March 31, 2001

  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp           12,814      (1,175)        -8%       11.61%       (63)
+200 bp           13,530        (459)        -3%       12.10%       (15)
+100 bp           13,916         (73)        -1%       12.31%         6
   0 bp           13,989           -           -       12.25%         -
-100 bp           13,659        (330)        -2%       11.86%       (39)
-200 bp           12,934      (1,055)        -8%       11.16%      (109)
-300 bp           12,011      (1,978)       -14%       10.29%      (195)

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

               First Savings Bank
    Interest Rate Risk As of March 31, 2000

  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp            9,733      (3,583)       -27%        9.67%      (294)
+200 bp           11,064      (2,521)       -17%       10.80%      (181)
+100 bp           12,289      (1,027)        -8%       11.80%       (81)
   0 bp           13,315           -           -       12.61%         -
-100 bp           14,019         703          5%       13.13%        52
-200 bp           14,389       1,074          8%       13.37%        76
-300 bp           14,771       1,455         11%       13.61%       100

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

Item 1.  Legal Proceedings
              None

Item 2.  Changes in Securities and Use of Proceeds
             None

Item 3.  Defaults Upon Senior Securities
              None

Item 4.  Submission of matters to a vote of security holders
           None

Item 5.  Other information
             None

Item 6.  Reports on Form 8-K
          No reports on Form 8-K were filed during the three months ended June 30, 2001.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                                   SIGNATURES



Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the

Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                                     PEOPLES BANCORP
                                                      (REGISTRANT)




Date: August 13, 2001                               Maurice F. Winkler III
                                          President and Chief Operating Officer



Date: August 13, 2001                              Deborah K. Stanger
                                      Vice President and Chief Financial Officer