Form 10-K
period 2001-09-30
PEOPLES BANCORP
filed 2001-12-28
CIK 869004

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

        For Annual and Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

         [X]   Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the fiscal year ended September 30, 2001
                                       or
         [ ]   Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
               For the transition period from ________ to ________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X ]

Aggregate market value of voting stock held by non-affiliates of the registrant, as of December 26, 2001: $50,488,096.
                         ------------

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 26, 2001:

           3,496,860 shares of Common Stock, par value $1.00 per share

                      Documents Incorporated by Reference:

     Portions of the definitive Proxy Statement/Prospectus (Part III) and the Annual Report to Stockholders for the year ended September 30, 2001 (Parts II and IV).

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

Item 1.  Business

General

     The Company is an Indiana corporation organized in October 1990 to become the thrift holding company for Peoples Federal Savings Bank of DeKalb County ("Peoples Federal"). The Company is the sole shareholder of Peoples Federal. Peoples Federal conducts business from its main office in Auburn and its seven full-service offices located in Avilla, Columbia City, Garrett, Kendallville, LaGrange, and Waterloo, Indiana. Peoples Federal expects to open a ninth branch office in early 2002 in Topeka, Indiana. Peoples Federal offers a full range of retail deposit services and lending services to northeastern Indiana.

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

     The Company has no other business activity other than being the holding company for Peoples Federal and First Savings (collectively the "Banks") and is subject to regulation by the OTS. The Company's securities are registered with the Securities and Exchange Commission ("SEC") pursuant to the Securities

Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Company is subject to the information, proxy solicitation, insider trading, and other restrictions and requirements of the Exchange Act.

     In December 2000, the Board authorized a stock repurchase program. Purchases of up to 300,000 shares of the Company's common stock may be made in open market or in privately negotiated transactions. As of September 30, 2001, the Company had repurchased 132,575 shares.

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

     For information regarding the total dollar amount of interest income from interest-earning assets, the average yields, the amount of interest expense from interest-bearing liabilities and the average rate, net interest income, interest rate spread, and the net yield on interest-earning assets, refer to page eight of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2001 Annual Report to Stockholders, incorporated herein by reference.

     For information regarding the combined weighted average effective interest rate earned by the Banks on their loan portfolios and investments, the combined weighted average effective cost of the Banks' deposits and borrowings, the interest rate spread of the Banks, and the net yield on combined monthly weighted average interest-earning assets of the Banks on their loan portfolios and investments for the fiscal years ending September 30, 2001, 2000, and 1999 refer to page eight of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2001 Annual Report incorporated herein by reference.

     For information concerning the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Banks' interest income and expense during the fiscal years ending September 30, 2001, 2000, and 1999 refer to page xx of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2001 Annual Report incorporated herein by reference.

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

     During the fiscal year ended September 30, 2001, the Banks originated $127,435,000 of residential loans of which $79,917,000 was five- to 30-year fixed-rate mortgages and $47,518,000 was adjustable-rate loans. The rates offered on the Banks' adjustable-rate residential mortgage loans are generally competitive with the rates offered by other thrift institutions in the Banks' market areas and are based upon the Banks' cost of funds and the rate of return the Banks can receive on comparable investments. Fixed-rate loans are originated only under terms and conditions and using documentation which would permit their sale in the secondary market and at rates which are generally competitive with rates offered by other financial institutions in the Banks' market areas.

     Set  forth  below  is  the  amounts  and   percentages  of  fixed-rate  and
adjustable-rate loans (which include consumer loans) in the Banks' portfolios at September 30, 2001, 2000, and 1999 (Dollars in thousands).

                               September 30,
      ---------------------------------------------------------------
             2001                 2000                 1999
      --------------------- -------------------- --------------------
        Fixed   Adjustable    Fixed   Adjustable   Fixed   Adjustable
      -------- ------------ -------- ----------- -------- -----------
      $268,014   $144,600   $291,488   $106,941  $259,133    $42,443
        65.0%     35.0%       73.2%      26.8%     85.9%      14.1%

     The terms of the residential loans originated by the Banks range from one to 30 years. Experience during recent years reveals that as a result of prepayments in connection with refinancings and sales of the underlying properties, residential loans generally remain outstanding for periods substantially shorter than maturity of the loan contracts. At September 30, 2001, the average contractual maturity of the Banks' portfolios of fixed-rate loans was 8 years and 9 months, and 19 years and 11 months with respect to its portfolio of adjustable-rate loans.

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

Commercial Real Estate Loans

     The Banks also originate commercial real estate loans. From September 30, 2000, to September 30, 2001, commercial real estate loans generated by the Banks increased from $10,411,049 to $13,167,996, with the percentage of commercial real estate loans to total loans increasing from 3.80% to 4.30%. These loans consisted of construction and permanent loans secured by mortgages on mid-size commercial real estate and farms. Of these loans, approximately $5.1 million are secured by agricultural real estate. The terms of commercial real estate loans vary from loan to loan but are usually five-year adjustable-rate loans with terms of 20 to 25 years. The loan-to-value ratio of commercial real estate loans is generally 75% or less.

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

Loan Portfolio Cash Flows

     The following table sets forth the estimated maturity of the Banks' loan portfolios by type of loan at September 30, 2001. The estimated maturity reflects contractual terms at September 30, 2001. Contractual principal repayments of loans do not necessarily reflect the actual term of the Banks' loan portfolios. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of "due on sale" clauses. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

                             Due in     One Year    Due After
                             One Year    Through       Five
                             or Less   Five Years     Years     Total
                            --------- ----------- ----------- ----------
                                         (In thousands)
Type of Loan:
Construction loans --
   Residential real estate   $ 9,244    $     -     $      -   $  9,244
   Commercial                    110          -            -        110
Real estate loans:
   Mortgage-residential       27,166     72,369      234,758    334,293
   Commercial                  3,633      4,936       15,872     24,441
Installment loans --
   consumer                   14,055     11,988        5,459     31,502
   commercial                  9,160      3,422          442     13,024
                            --------- ----------   ---------- ----------
         Total               $63,368    $92,715     $256,531   $412,614
                            ========= ==========   ========== ==========


    The following table sets forth the total amount of loans due after one year from September 30, 2001, which have a fixed rate or an adjustable rate. (Dollars in thousands)

                    Loans Due
         October 1, 2002 and thereafter
--------------------------------------------
        Fixed                    Adjustable      Total at September 30, 2001
----------------------     -----------------  ----------------------------------
      $153,398                    $195,848                $349,246

Loan Portfolio Composition

     The following table sets forth the composition of the Banks' loan portfolios by type of loan at the dates indicated. The table includes a reconciliation of total net loans receivable, after consideration of undisbursed portion of loans, deferred loan fees and discounts, and allowance for losses on loans.

                                                                       At September 30
                                   2001                  2000                  1999                 1998                1997
                          ----------------------------------------------------------------------------------------------------------
TYPE OF LOAN                AMOUNT        %        AMOUNT       %       AMOUNT       %       AMOUNT       %        AMOUNT       %
                          ------------ --------  -----------  -------  ----------  -------  ----------  -------  ----------- -------
Residential:                                                        (Dollars in thousands)
     Single family units    $ 336,919    81.6%    $ 332,847    83.4%   $ 265,992    88.2%   $ 243,858    89.7%     $217,528    90.8%
     2-4 family units           3,243     0.8%        3,263     0.8%       1,603     0.5%       1,610     0.6%        1,541     0.6%
     Over 4 family units        1,452     0.4%        3,018     0.8%       2,525     0.8%       2,687     1.0%        2,813     1.2%
Commercial real estate         21,906     5.3%       16,665     4.2%       9,392     3.1%       6,425     2.4%        4,269     1.8%
Land acquisition and
     development                1,938     0.5%        1,926     0.5%       1,251     0.4%       1,299     0.5%          769     0.3%
Consumer and other loans       46,177    11.2%       39,657    10.0%      19,861     6.6%      15,157     5.6%       11,915     5.0%
Loans on deposits                 979     0.2%        1,052     0.3%         952     0.3%         973     0.4%          821     0.3%
                          ------------ --------  -----------  -------  ----------  -------  ----------  -------  ----------- -------
                              412,614   100.0%      398,428   100.0%     301,576   100.0%     272,009   100.0%      239,656   100.0%
                          ------------ --------  -----------  -------  ----------  -------  ----------  -------  ----------- -------
Less:
Undisbursed portion
     of loans                   5,262                 4,341                2,307                3,081                 2,444
Deferred loan fees and
     discounts                  1,829                 2,002                1,394                1,323                 1,070
                          ------------           -----------           ----------           ----------           -----------
                                7,091                 6,343                3,701                4,404                 3,514
                          ------------           -----------           ----------           ----------           -----------
Total loans receivable        405,523               392,085              297,875              267,605               236,142
Allowance for losses
     on loans                   1,895                 1,650                1,005                  947                   886
                          ------------           -----------           ----------           ----------           -----------
Net loans                   $ 403,628             $ 390,435            $ 296,870            $ 266,658              $235,256
                          ============           ===========           ==========           ==========           ===========

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

     The Banks' mortgage loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. The loan committees of the Banks can approve residential and commercial loans ranging up to $500,000. The Banks' Boards of Directors must approve loans exceeding $500,000. The Banks utilize independent qualified appraisers approved by the Board of Directors to appraise the properties securing its loans and require title insurance or title opinions so as to insure that the Banks have a valid lien on the mortgaged real estate. The Banks require borrowers to maintain fire and casualty insurance on its secured properties.

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

     The following table shows mortgage and other loan origination, purchase, and repayment activity for the Banks during the periods indicated:

                                                    Years Ended September 30
                                               ---------------------------------
                                                 2001        2000        1999
                                               ---------  ----------  ----------
                                                        (Dollars in thousands)
Mortgage loans originated
   for the purpose of:
     Construction-commercial                   $      -    $     90    $      -
     Construction-residential                    28,003      13,096      10,080
     Purchase/refinance-commercial                2,938       4,278       2,325
     Purchase/refinance-residential              87,517      72,772      92,772
Consumer and other loans originated              39,199      28,989      22,258
                                               ---------   ---------   -------
   Total loans originated                       157,657     119,225     127,435
                                               ---------   ---------   ---------
Loans  acquired in merger with First Savings          -      73,381           -
                                               ---------   ---------   ---------
                                                157,657     192,606     127,435
                                               ---------   ---------   ---------
Loan credits:
   Principal repayments                         144,191      98,962      97,440
                                               ---------   ---------   ---------
Other:
   Provision for losses on loans                    354         160          89
   Amortization of loan fees                       (557)       (337)       (426)
   Loan foreclosures, net                           476         256         121
                                               ---------   ---------   ---------
                                                    273          79        (216)
                                               ---------   ---------   ---------
     Total credits, net                         144,464      99,041      97,224
                                               ---------   ---------   ---------
Net increases in mortgage and other
   loans receivable, net                       $ 13,193    $ 93,565    $ 30,211
                                               =========   =========   =========

Interest Rates, Points and Fees

     The Banks realize interest, point, and fee income from their lending activities. The Banks also realize income from commitment fees for making commitments to originate loans, from prepayment and late charges, loan fees, application fees, and fees for other miscellaneous services.

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

     The following table reflects the amount of loans in delinquent status at September 30, 2001:

                                       Loans Delinquent For
            --------------------------------------------------------------------
                   30-59 Days            60-89 Days           90 Days and Over
            ----------------------- ---------------------- ---------------------
                          Percent                Percent                Percent
                          of Loan                of Loan                of Loan
            Number Amount Category Number Amount Category Number Amount Category
            ------ ------ -------- ------ ------ -------- ------ ------ --------
Real estate:                    (Dollars in thousands)
 One to four 25   $1,430   0.42%       9   $633    0.19%     12   $658   0.19%
  family
  Other       1       33   0.13%       2    163    0.64%      -      -   0.00%
Consumer     15       75   0.16%       8     85    0.18%     16     70   0.15%
            ----- ------          ------ ------           -----  ------
  Total      41   $1,538   0.37%      19   $881    0.21%     28   $728   0.18%
            ===== ======          ====== ======           =====  ======

     The following table sets forth the Banks' nonperforming assets at the dates indicated:

                                      At September 30,
                              -------------------------------
                              2001   2000  1999  1998   1997
                              ----- ----- ----- ------ ------
                                (Dollars in thousands)
Nonaccrual loans               $676  $587  $474   $729   $658
Loans past due 90 days and
    still accruing               52     7    64     23     64
                              ----- -----  ----- ------ ------
                                728   594   538    752    722
Real estate owned, net
   of allowance                 117   165     -      -      -
                              ----- -----  ----- ------ ------
Total nonperforming
   assets                      $845  $759  $538   $752   $722
                              ===== =====  ===== ====== ======


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

     Interest income that would have been recognized for the year ended September 30, 2001, if nonaccrual loans had been current in accordance with their original terms, approximated $25,000. Interest income recognized on such loans for the year ended September 30, 2001, approximated $13,000. At September 30, 2001 the Banks had loans that were deemed impaired in accordance with Statement of Financial Accounting Standards No. 114 totaling $1,203,013.

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

     As of September 30, 2001, loan balances were classified by the Banks as follows:

             Loss                            $    -0-
             Doubtful                          15,000
             Substandard                      961,000
             Special Mention                  821,000

Allowance for Losses on Loans and Real Estate Owned

     The allowances for loan and real estate owned losses represent amounts available to absorb inherent losses in the loan and real estate owned portfolios. Such allowances are based on management's continuing review of the portfolios, historical charge-offs, current economic conditions, and such other factors, which in management's judgment deserve recognition in estimating possible losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowances based on their judgment about the information available to them at the time of their examination. Provisions for losses are charged to earnings to bring the allowances to levels considered necessary by management. Losses are charged to the allowances when considered probable. As of September 30, 2001 allowances for losses on loans and real estate owned were $1,894,787 and $-0-, respectively. The Banks' management believes that the allowances are adequate to absorb known and inherent losses in the portfolios. No assurance can be given, however, that economic conditions which may adversely affect the Banks' markets or other circumstances will not result in additions to the allowance for loan and real estate owned losses.

     The following table presents an allocation of the Banks' allowance for loan losses at the dates indicated and the percentage of loans in each category to total loans.

                                                           September 30,
                                2001           2000           1999            1998        1997
                            -------------- -------------- -------------- ------------- ------------
                            Amount    %    Amount    %    Amount    %    Amount   %    Amount   %
                            ------ ------- ------ ------- ------ ------- ------ ------ ------ -----
Balance at end of                         (Dollars in thousands)
period applicable to:
Residential Mortgage Loans   $ 910   82.4% $1,122   84.2% $  869   88.7%  $742   91.5%  $726  91.7%
Commercial Real Estate Loans   527    6.2%    101    5.5%     76    4.4%   121    2.6%    16   3.0%
Consumer Loans                 342   11.4%    196   10.3%     60    6.9%    84    5.9%    37   5.3%
Unallocated                    116            231              -             -           107
                            ------  ------ ------  ------ ------  ------ -----  ------ ----- ------
Total                       $1,895  100.0% $1,650  100.0% $1,005  100.0%  $947  100.0%  $886 100.0%
                            ======  ====== ======  ====== ======  ====== =====  ====== ===== ======

     The following table is a summary of activity in the Banks' allowance for loan and real estate owned losses for the periods indicated.

Summary of Loan Loss Experience            Years ended September 30,
                                       --------------------------------
(Dollars in Thousands)                  2001   2000   1999   1998  1997
                                       ------ ------ ------ ----- -----
Balance of loan loss allowance at
     beginning of year                 $1,650 $1,005 $  947  $886  $887
      Allowance acquired in merger          -    562      -     -     -
       Charge-offs
          Residential                       4      -      -     -     -
          Commercial real estate            -      -      -     -     -
          Commercial                        -      -      -     -     -
          Consumer                        139    118     53    47    84
                                       ------ ------ ------ ----- -----
               Total Charge-offs          143    118     53    47    84
                                       ------ ------ ------ ----- -----
        Recoveries
          Residential                       -      -      -     -     -
          Consumer                         34     41     22    33    33
                                       ------ ------ ------ ----- -----
               Total Recoveries            34     41     22    33    33
                                       ------ ------ ------ ----- -----
          Net Charge-offs (Recoveries)    109     77     31    14    51
Provision for loan losses                 354    160     89    75    50
                                       ------ ------ ------  ---- -----
Balance of loan loss allowance at
     end of year                       $1,895 $1,650 $1,005  $947  $886
                                       ====== ====== ====== ===== =====
Ratio of net charge-offs to average
     loans outstanding                  0.03%  0.02%  0.01%  0.01% 0.02%


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

     The carrying values of the Banks' investment securities, including its liquid assets, as of the dates indicated are presented in the following table.

                                            At September 30,
                                    -------------------------------
                                      2001       2000      1999
                                    --------   --------  ----------
Interest-bearing deposits and           (Dollars in thousands)
     certificates of deposit (1)    $13,029     $11,937    $   834
U.S. government and federal
     agency securities
     Held to maturity                   500         500          -
     Available for sale              13,346       8,474      7,139
Mortgage backed securities
     Held to Maturity                 5,139       9,092        258
     Available for sale              10,354       1,601
Stock in FHLB of Indianapolis         4,392       4,234      2,474
Other
     Held to maturity                   635         684        610
     Available for sale(2)            5,912       8,129      9,793
                                   ---------   ---------  ---------
          Total investments         $53,307     $44,651    $21,108
                                   =========   =========  =========

------------------------------------
(1) In interest-bearing accounts at FHLB of Indianapolis $9,574; In insured certificates of deposit $3,456 at September 30, 2001; In interest-bearing accounts at FHLB of Indianapolis $8,773; In insured certificates of deposit $3,164 at September 30, 2000; In interest-bearing accounts at FHLB of Indianapolis at September 30, 1999;
(2) Van Kampen Prime Income Fund $2,409, Van Kampen Senior Income Trust $1,269, State and Municipal obligations $2,869 at September 30, 2001; Van Kampen Prime Income Fund $2,407, Van Kampen Senior Income Trust $1,540, Nuveen Senior Income Fund $158, State and Municipal obligations $4,707 at September 30, 2000; Van Kampen Prime Income Fund $3,677, Van Kampen Senior Income Trust $1,617, State and Municipal obligations $4,500 at September 30, 1999;

     The  following  table  sets  forth   information   regarding  the  maturity
distribution of investment securities at September 30, 2001, and the weighted average yield on those securities.

                                                              At September 30, 2001
                                        --------------------------------------------------------------------------------------
                                              Available for Sale             Held to Maturity
                                        ------------------------------- ------------------------------------------
(Dollars in thousands)                             Weighted Approximate          Weighted Approximate
                                        Amortized  Average    Fair     Amortized Average    Fair
Maturity Distribution at September 30:    Cost      Yield     Value      Cost     Yield     Value
                                        --------- --------- ---------- --------- -------- -----------
Due in one year or less                  $ 1,078    5.74%    $ 1,090     $ 185     5.33%      $ 186
Due after one through five years           6,980    5.30%      7,112       900     5.38%        902
Due after five through ten years           7,165    6.73%      7,378        50     6.50%         50
                                        ---------          ----------- ---------           ----------
                                          15,223              15,580     1,135                1,138
Mortgage-backed securities                10,141    7.24%     10,354     5,139     6.65%      5,280
Marketable equity securities               4,453               3,678         -                    -
                                        ---------          ---------- ---------           -----------
                  Total                  $29,817             $29,612    $6,274               $6,418
                                        =========          ========== =========           ===========


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

     For information on the amounts of certificate accounts at September 30, 2001, maturing during the next five years and thereafter see Note 6 of Notes to Consolidated Financial Statements on page 19 of the Company's 2001 Annual Report to Stockholders.

     The following table lists maturities of certificates of deposits where the balance of the certificate exceeds $100,000 for the periods indicated. None of these certificates were brokered deposits. (dollars in thousands)

                       At September 30,
                      -----------------
                           2001
                        ------------
3 months or less            $ 3,932
3-6 months                    4,832
6-12 months                  10,442
over 12 months               12,646
                        ------------
Total                      $ 31,852
                        ============

Borrowings

     As members of the FHLB System and the FHLB of Indianapolis, the Banks are eligible to arrange borrowings or advances for various purposes and on various terms. As of September 30, 2001, 2000 and 1999 the Banks had outstanding advances to the FHLB of Indianapolis of $45,092,965, $47,182,393, and $7,200,000, respectively. See page 19 of the Company's 2001 Annual Report to Stockholders for the maturity breakdown of these long-term instruments.

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

                                                      Years Ended September 30
                                                    ---------------------------
                                                      2001     2000      1999
                                                    -------- --------- --------
                                                        (Dollars in thousands)
Average balance of short-term borrowings             $1,068    $5,859    $3,533
Highest month-end balance of total borrowings         4,384     7,568     4,417
Weighted average interest rate of total borrowings    3.45%     5.28%     5.28%

                                                          At September 30
                                                    ---------------------------
                                                      2001     2000      1999
                                                    ------- ---------- --------
Reverse Repurchase agreements                         4,384         -     3,040
                                                   -------- ---------- --------
Total short-term borrowings                          $4,384    $    -    $3,040
                                                   ======== ========== ========

Weighted average interest rate                        3.45%     0.00%     6.33%


Trust Department

     In October 1984, the FHLB of Indianapolis granted full trust powers to Peoples Federal, one of the first savings institutions in Indiana to be granted such powers. As of September 30, 2001, Peoples Federal's trust department assets totaled approximately $54,630,000 including self-directed Individual Retirement Accounts ("IRA's"), and it was offering a variety of trust services including estate planning. As of that date, the trust department was administering approximately 565 trust accounts, including estates, guardianships, revocable and irrevocable trusts, testamentary trusts, and self-directed IRA accounts. The trust department also offers and administers self-directed IRA's and Simplified Employee Pension IRA's for small businesses. The trust department provides a needed service to the communities served by Peoples Federal, as well as generating fee income which is largely unaffected by interest rate fluctuations.

Non-Bank Subsidiary

     Peoples Financial Services, Inc. ("PFSI") was organized in 1977 under the laws of the State of Indiana. It is wholly owned by Peoples Federal and conducts a general insurance business within the State of Indiana under the name of Peoples Insurance Agency. During fiscal years ended September 30, 2001 and 2000, PFSI recorded total income of $61,714 and 84,351, respectively, with net income for such periods amounting to $8,527 and $20,322, respectively.

     Alpha Financial was organized under the laws of the state of Michigan in 1975 as a wholly owned subsidiary of First Savings. First Savings' investment in Alpha Financial was $164,287 at September 30, 2001. The assets of Alpha
Financial consist of cash and stock in MIMLIC Life Insurance Company, which reinsures credit life insurance policies written on the lives of borrowers of various financial institutions.

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

Employees

     As of September 30, 2001, the Banks employed 130 persons on a full-time basis and 21 persons on a part-time basis. The Banks' employees are not represented by any collective bargaining group, and management considers its relations with its employees to be excellent. The holding company has no employees.


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

Regulation of the Company

     General. The Company is a savings and loan holding company as defined by the Home Owners' Loan Act, as amended (the "HOLA"). As such, the Company is registered with the OTS and is subject to OTS regulation, examination, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Banks are subject to certain restrictions in their dealings with the Company and affiliates thereof. The Company also is required to file certain reports with, and otherwise comply with, the rules and regulations of the SEC under the federal securities laws.

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

Regulation of the Banks

     Federal Home Loan Bank System. The Banks are members of the FHLB System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As members of the FHLB of Indianapolis, the Banks are required to acquire and hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (i.e., borrowings) from the FHLB of Indianapolis, whichever is greater. The Banks were in compliance with this requirement with an investment in FHLB of Indianapolis stock at September 30, 2001, of $4,391,500.

     The FHLB of Indianapolis serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members secured by certain prescribed collateral in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Indianapolis. Long-term advances may only be made for the purpose of providing funds for residential housing finance. Members must meet standards of community investment or service established by the FHLB of Indianapolis in order to maintain continued access to long-term advances. As of September 30, 2001, the Banks had advances totaling $45,092,965 outstanding. See "Business of the Company--Deposit Activity and Other Sources of Funds" and "--Borrowings."

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

     Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a "domestic building and loan association" in section 7701 of the Internal Revenue Code of 1986, as amended (the "Code"). If the Banks maintain an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association, it will continue to enjoy full borrowing privileges from the FHLB. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of September 30, 2001, the Banks were in compliance with their QTL requirements and met the definition of a domestic building and loan association.

     Branching. Subject to certain limitations, the HOLA and the OTS regulations currently permit federally chartered savings institutions such as the Banks to establish branches in any state of the United States. Federal savings associations with branches in more than one state must satisfy either the QTL or the DBLA test on a state-by-state basis. The authority for a federal savings institution to establish an interstate branch network would facilitate a geographic diversification of the institution's activities. This authority under the HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings institutions.

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

     On December 1, 1998, the OTS issued Thrift Bulletin 13a ("TB 13a"), which replaced previous thrift bulletins and certain other guidance on interest rate risk to assist institutions in interpreting the rules governing interest rate risk. TB 13a sets forth a definition and sources of interest rate risk and directs the Board of Directors of a savings association to set interest rate risk limits for the savings association and to adopt a system for measuring interest rate risk. TB 13a also describes certain due diligence management should undertake before taking a position in investment securities or financial derivatives, requires certain record-keeping of such investments, and states that the savings association's activities in this area will be subject to assessment by examiners. TB 13a discusses the two elements to an examiner's assessment of interest rate risk; the level of market risk as measured by a net portfolio value model, and the quality of the savings association's practices for managing interest rate risk. In the event the OTS believes supervisory action is required to address interest rate risk at a savings association, TB 13 a outlines the range of agency responses, from written plans from the board to reduce risk to formal enforcement action, including supervisory agreements or cease and desist orders.

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

     At September 30, 2001, the Banks exceeded all regulatory minimum capital requirements as indicated in Note 14, page 22 of the Company's Annual Report to Stockholders.

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

     The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of September 30, 2001, SAIF members paid within a range of 0 cents to 23 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), the Bank pays, in addition to its normal deposit insurance premium as a member of the SAIF an amount equal to approximately 6.4 basis points toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Bank Insurance Fund ("BIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 1.3 basis points. Under the Act, the FDIC also is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Effective January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Act also provided for the merging of the BIF and the SAIF by January 1, 1999, provided there were no financial institutions still chartered as savings associations at that time. Although legislation to eliminate the savings association charter had been proposed at January 1, 1999, financial institutions such as the Banks were still chartered as savings associations.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $54.0 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 2001, the Banks met their reserve requirements.

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

     Standards for Safety and Soundness. Under applicable regulatory requirements, the Banks are required to prescribe standards, by regulation or guideline, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, operational and managerial standards as the agencies deem appropriate. The OTS and the federal bank regulatory agencies adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to the statute. The safety and soundness guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks associated with each aspect of an institution's operations. The guidelines also prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

     In addition, on August 27, 1996, the OTS and the federal bank regulatory agencies added guidelines for asset quality and earnings standards./ Under the standards, a savings institution would be required to maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves.

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

     Real Estate Lending Standards. Under joint regulations of the federal banking agencies, including the OTS, savings institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to value limits that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. An institution's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal banking agencies. The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits specified in the Interagency Guidelines for the various types of real estate loans. The
Interagency Guidelines state that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits not exceeding those specified, but require that the aggregate amount of loans with torn-to-value ratios in excess of certain specified levels may not exceed the amount of the savings association's total capital. (Amounts in excess of core capital must be deducted on a dollar-for-dollar basis from this capital.)

     Federal Consumer Credit and Non-Discrimination Legislation. The Banks' mortgage lending activities arc subject to the provisions of various federal and state statutes, including, among others, the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, the Fair
Housing Act and the regulations promulgated thereunder. These statutes and regulations, among other things, prohibit discrimination on the basis of race, gender or other designated characteristics, prohibit unfair and deceptive trade practices, require the disclosure of certain basic information to mortgage borrowers concerning credit terms and settlement costs, and otherwise regulate terms and conditions of credit and the procedures by which credit is offered and administered. Each of the foregoing statutes provides for various administrative, civil and, in limited circumstances, criminal enforcement procedures, and violations thereof may also lead to class actions seeking actual and/or punitive damages.

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

     The following table provides certain information with respect to Peoples Federal's full-service offices at September 30, 2001:

       Full Service           Date      Net Book
         Offices             Opened     Value (1)
-------------------------  ---------  -----------
Main Office, Auburn           1973        $  128
Avilla                        1980           101
Garrett                       1972            78
Columbia City-Downtown        1971           116
Columbia City-North           1998           510
Kendallville                  1941           408
LaGrange                      1972           146
Waterloo                      2000         1,022

(1) Of real estate at September 30, 2001.

The total net book value of Peoples Federal's premises and equipment at September 30, 2000, was $3.2 million.

     First Savings Bank owns six full-service banking offices located in Three Rivers, Union, and Schoolcraft, Michigan and Howe and Middlebury, Indiana.

     The following table provides certain information with respect to First Saving's full service offices at September 30, 2001.

       Full Service            Date     Net Book
         Offices             Opened    Value (1)
--------------------------- --------- -----------
Main Office, Three Rivers      1981       $785
Schoolcraft                    1971         74
Union                          1988        224
Three Rivers, branch           1988         90
Howe                           1998        369
Middlebury                     1998        645

(1)      Of real estate at September 30, 2000.


     The total net book value of First Savings' premises and equipment at September 30, 2001 was $2.6 million.

Item 3.  Legal Proceedings

     There are no material pending legal proceedings to which the Company, the Banks or any subsidiary is a party or to which any of their property is subject.


Item 4.  Submission of Matters to a Vote of Security Holders

    Not Applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Reference is made to page 2 of the Company's Annual Report to Stockholders, for the year ended September 30, 2001 for the information required by this Item, which is hereby incorporated by reference.

Item 6.  Selected Financial Data

     Reference is made to page 3 of the Company's Annual Report to Stockholders for the year ended September 30, 2001, for the information required by this Item, which is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Reference is made to pages 6 to 11 of the Company's Annual Report to Stockholders for the year ended September 30, 2001, for the information required by this Item, which is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Reference is made to pages 6 and 7 of the Company's Annual Report to Stockholders for the year ended September 30, 2001, for the information required by this item, which is hereby incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

     Reference is made to pages 12 to 28 of the Company's Annual Report to Stockholders for the year ended September 30, 2001 for the information required by this Item, which is hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

    None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Reference is made to the section captioned "The Peoples Bancorp Annual Meeting-Election of Directors" in the Company's Proxy Statement dated December 11, 2001 for the information required by this Item, which is hereby incorporated by reference.

Item 11.  Executive Compensation

     Reference is made to the section captioned "The Peoples Bancorp Annual Meeting-Executive Officer Compensation" in the Company's Proxy Statement dated December 11, 2001 for the information required by this Item, which is hereby incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Reference is made to the section captioned "The Peoples Bancorp Annual Meeting-Securities Ownership of Certain Beneficial Owners in the Company's Proxy Statement dated December 11, 2001 for the information required by this Item which is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

     Reference is made to the section captioned "The Peoples Bancorp Annual Meeting-Transactions with Certain Related Persons" in the Company's Proxy Statement dated December 11, 2001 for the information required by this Item, which is hereby incorporated by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

     (a) The following consolidated financial statements of Peoples Bancorp and Its Wholly-owned Subsidiaries, included in the Annual Report to Stockholders of the registrant for the year ended September 30, 2001 are filed as part of this report:

             1.  Financial Statements

             o REPORT OF BKD LLP, INDEPENDENT ACCOUNTANTS PAGE 4.
             o CONSOLIDATED BALANCE SHEET - AS OF SEPTEMBER 30, 2001, AND 2000
               PAGE 12.
             o CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED SEPTEMBER
               30, 2001, 2000, AND 1999 PAGE 13. o CONSOLIDATED STATEMENT OF STOCKHOLDERS'EQUITY FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999 PAGE 14. o CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999 PAGE 15. .o NOTES TO CONSOLIDATED FINANCIAL STATEMENTS PAGES 16-28.

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

     (b) There were no reports on Form 8-K filed for the period June 1, 2001 through September 30, 2001.

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

                                        PEOPLES BANCORP


December 21, 2001                       Roger J. Wertenberger
                                        Chairman of the Board,
                                        and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


December 21, 2001                       Roger J. Wertenberger,
                                        Chairman of the Board,
                                        and Director

December 21, 2001                       Maurice F. Winkler III,
                                        President, Chief Executive Officer
                                        and Director

December 21, 2001                       Deborah K. Stanger
                                        Vice President-Chief Financial Officer

December 21, 2001                       G. Richard Gatton, Director

December 21, 2001                       Bruce S. Holwerda, Director

December 21, 2001                       Erica D. Dekko, Director

December 21, 2001                       Douglas D. Marsh, Director

December 21, 2001                       Stephen R. Olson, Director

December 21, 2001                       John C. Thrapp, Director

                                   EXHIBIT 22



                         SUBSIDIARIES OF THE REGISTRANT


Name of Subsidiary                   State of Incorporation
------------------------           --------------------------
Peoples Federal Savings
Bank of DeKalb County              United States of America

and its subsidiary

Peoples Financial Services Inc.    Indiana


First Savings Bank
Federal Savings Bank               United States of America

And its subsidiary

Alpha Financial                    Michigan