Form 10-Q
period 2001-12-31
PEOPLES BANCORP
filed 2002-02-12
CIK 869004

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



December 31, 2001                                               Commission
                                                           File Number 000-18991

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
     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Common stock, par value $1 per share                   3,489,300 shares
------------------------------------                   ----------------
            (Title of class)                   (Outstanding at February 8, 2002)

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                                                                           Page
                                                                          Number

Part I   Financial Information:

  Item 1.  Consolidated Condensed Financial Statements

             Consolidated Condensed Balance Sheets
             as of December 31, 2001 and September 30, 2000....................3

             Consolidated Condensed Statements of Income for the three
             months ended December 31, 2001 and 2000...........................4

             Consolidated Condensed Statements of Cash Flows for the
             three months ended December 31, 2001 and 2000.....................5

             Notes to Consolidated Condensed Financial Statements..............6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................7-12

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....12-13

Part II.     Other Information
   Item 1.   Legal Proceedings................................................14
   Item 2.   Changes in Securities and Use of Proceeds........................14
   Item 3.   Defaults Upon Senior Securities..................................14
   Item 4.   Submission of Matters to a Vote of Security Holders..............14
   Item 5.   Other Information................................................14
   Item 6.   Exhibits and Reports on Form 8-K.................................14

Signatures....................................................................15

                          PART I. FINANCIAL INFORMATION

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                        ASSETS
                                                     December 31,  September 30,
                                                        2001          2001
                                                     ------------- -------------
Cash and due from financial institutions             $  9,473,177  $  8,908,922
Short-term interest-bearing deposits                   19,522,856     9,573,685
                                                     ------------- -------------
    Total cash and cash equivalents                    28,996,033    18,482,607
Interest-bearing time deposits                          3,917,854     3,455,798
Securities available for sale                          32,518,047    29,611,558
Securities held to maturity
 (approximate market value $5,649,516 and $6,417,965)   5,541,804     6,274,122
Loans:
     Loans                                            404,142,093   405,522,489
     Less: Allowance for loan losses                    2,024,109     1,894,787
                                                     ------------- -------------
     Net loans                                        402,117,984   403,627,702
Premises and equipment                                  6,128,211     5,777,095
Federal Home Loan Bank of Indianapolis stock, at cost   4,391,500     4,391,500
Intangible assets                                       3,180,570     3,215,138
Other assets                                            4,611,673     4,577,293
                                                     ------------- -------------
    Total assets                                     $491,403,676  $479,412,813
                                                     ============= =============

                      LIABILITIES

NOW and savings deposits                             $156,744,256  $141,546,063
Certificates of deposit                               224,987,143   226,933,526
Reverse repurchase agreements                           3,663,159     4,383,723
Federal Home Loan Bank advances                        45,095,608    45,092,965
Other liabilities                                       2,439,191     3,402,985
                                                     ------------- -------------
    Total liabilities                                 432,929,357   421,359,262
                                                     ------------- -------------

                 STOCKHOLDERS' EQUITY

Preferred stock, par value $1;
    Authorized and unissued -- 5,000,000 shares                 -             -
Common stock, par value $1;
    Authorized--7,000,000 shares:
    Issued and outstanding--3,496,425 and
         3,506,348 shares                               3,496,425     3,506,348
Additional paid-in capital                              8,365,505     8,498,348
Retained earnings                                      47,374,339    46,500,707
Accumulated other comprehensive income                   (445,013)     (129,683)
Unearned ESOP shares                                     (281,450)     (281,450)
Unearned RRP shares                                       (35,487)      (40,719)
                                                     ------------- -------------
    Total stockholders' equity                         58,474,319    58,053,551
                                                     ------------- -------------
    Total liabilities and stockholders' equity       $491,403,676  $479,412,813
                                                     ============= =============

See notes to consolidated condensed financial statements

                                  PEOPLES BANCORP
                                  AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                    (Unaudited)

                                                     Three months ended
                                                        December 31,
                                                  -----------------------
                                                      2001        2000
                                                  -----------  ----------
Interest Income:
    Loans                                         $7,930,080   $8,032,435
    Securities                                       495,251      411,935
    Other interest and dividend income               248,882      454,620
                                                  -----------  -----------
                                                   8,674,213    8,898,990
Interest Expense:
     NOWand savings deposits                         683,658      975,432
     Certificates of deposit                       2,954,763    3,383,617
     Short-term borrowings                            24,435            -
     Federal Home Loan Bank Advances                 687,919      752,223
                                                  -----------  -----------
                                                   4,350,775    5,111,272
                                                  -----------  -----------
Net Interest Income                                4,323,438    3,787,718
     Provision for losses on loans                   143,623       19,682
                                                  -----------  -----------
Net Interest Income After Provision
      for Losses on Loans                          4,179,815    3,768,036
                                                  -----------  -----------
Other Income:
    Trust income                                      45,724       67,146
     Loan servicing                                   38,987       38,046
     Net gains on sale of loans                      148,242       (1,336)
    Fees and service charges                         247,640      217,942
    Other income                                     101,553      112,396
                                                  -----------  -----------
                                                     582,146      434,194
                                                  -----------  -----------
Other Expense:
    Salaries and employee benefits                 1,404,150    1,221,909
    Net occupancy expenses                           197,167      209,898
    Equipment expenses                               196,372      207,297
    Data processing expense                          182,365      170,808
    Deposit insurance expense                         16,783       17,094
    Other expenses                                   520,967      484,522
                                                   ----------  -----------
                                                   2,517,804    2,311,528
                                                  -----------  -----------
Income Before Income Tax                           2,244,157    1,890,702
     Income tax expense                              846,050      696,550
                                                  -----------  -----------
Net Income                                        $1,398,107   $1,194,152
                                                  ===========  ===========
Basic Income Per Common Share                         $ 0.40       $ 0.33
Diluted Income Per Common Share                       $ 0.40       $ 0.33

See notes to consolidated condensed financial statements.

                                PEOPLES BANCORP
                               AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Three Months Ended
                                                          December 31,
                                                  ------------------------------
                                                     2001              2000
                                                  ------------     -------------
Operating Activities:
  Net income                                      $ 1,398,107       $ 1,194,152
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Provision for loan losses                         143,623            19,682
    Depreciation and amortization                     185,391           178,227
    Amortization of premiums and discounts on
      investment securities                            29,375           (28,464)
    Amortization of deferred loan fees               (205,047)          (91,247)
     Loans  originated for sale                    (6,837,325)         (238,000)
     Proceeds from sales of loans                   6,724,067           236,664
      Net (gain) loss on sales of loans              (148,242)            1,336
  Change in:
    Deferred income tax                               156,193            57,744
    Interest receivable                               307,300           (28,768)
    Interest payable                                  (70,827)          (25,759)
  Other adjustments                                (1,077,692)         (499,897)
                                                  ------------     -------------
         Net cash provided by operating activities    604,923           775,670
                                                  ------------     -------------
Investing Activities:
  Net change in  interest-bearing time deposits      (462,056)         (579,007)
  Purchases of investment securities held to maturity       -                 -
  Purchases of investment securities avilable for s(5,569,361)       (1,684,308)
  Proceeds from maturities of investment
    securities held to maturity                       992,414         1,274,648
   Proceeds from maturities of securities available fo859,338         1,106,208
   Proceeds from sale of securities available for sa1,000,000                 -
  Net change in mutual funds                         (171,170)          161,000
  Net change in loans                               1,855,624        (4,739,678)
  Purchases of premises and equipment                (141,816)          (78,749)
   Proceeds from sales of real estate owned                 -           100,094
   Purchase of FHLB stock                                   -                 -
   Other investing activities                               -           126,890
                                                  ------------     -------------
         Net cash used by investing activities     (1,637,027)       (4,312,902)
                                                  ------------     -------------
Financing Activities:
  Net change in:
     NOW and savings accounts                      15,175,906         2,589,593
     Certificates of deposit                       (1,946,383)        7,558,565
     Short-term borrowings                           (720,565)                -
     Advances by borrowers for taxes and insurance   (279,564)         (287,834)
  Proceeds from advances from FHLB                  2,000,000                 -
  Payments on advances from FHLB                   (2,000,000)       (1,500,000)
  Cash dividends                                     (525,952)         (512,756)
  Repurchase of common stock                         (157,912)          341,967
                                                  ------------     -------------
         Net cash provided by financing activities 11,545,530         8,189,535
                                                  ------------     -------------
Net Change in Cash and Cash Equivalents            10,513,426         4,652,303
Cash and Cash Equivalents, Beginning of Period     18,482,607        18,846,807
                                                  ------------     -------------
Cash and Cash Equivalents, End of Period          $28,996,033       $23,499,110
                                                  ============     =============

Additional Cash Flows and Supplementary Information:
   Interest paid                                  $ 4,421,602       $ 5,137,031
   Income tax paid                                  1,059,800           314,500

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

The significant accounting policies followed by Peoples Bancorp (the Company) and its wholly owned subsidiaries, Peoples Federal Savings Bank of DeKalb County and First Savings Bank (the Banks), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, which are in the opinion of management necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three months ended December 31, 2001, are not necessarily indicative of those expected for the remainder of the year.

2.  CASH DIVIDEND

A cash dividend of $.15 per common share was declared on November 20, 2001 payable on January 18, 2002, to stockholders of record as of January 2, 2002.

3.  EARNINGS PER COMMON SHARE

Earnings per share were computed as follows:

                                                                Three Months Ended December 31,
                                                           2001                                2000
                                              --------------------------------  ---------------------------------
                                                         Weighted                            Weighted
                                                         Average     Per-Share               Average    Per-Share
                                               Income     Shares       Amount      Income     Shares      Amount
                                              --------------------------------  ---------------------------------
Basic Earnings Per Share
   Income available to common stockholders    $1,398,107  3,469,425    $ 0.40   $1,194,152  3,615,236     $ 0.33
Effect of Dilutive Securities
   Stock options                                             17,033                             5,704
Diluted Earnings Per Share
   Income available to common stockholders
                                              --------------------------------  ---------------------------------
     and assumed conversions                  $1,398,107  3,486,458    $ 0.40   $1,194,152  3,620,940     $ 0.33
                                              ================================  =================================

                                 PEOPLES BANCORP
                                 AND SUBSDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets at December 31, 2001 were $491,403,676, an increase of $11,990,863 from September 30, 2001. The increase consisted primarily of the growth in cash equivalents of $10,513,426, and investment securities of $2,174,171.

Total  deposits  were   $381,761,399  at  December  31,  2001,  an  increase  of
$13,281,810 since September 30, 2001.

LIQUIDITY

The Company's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At December 31, and September 30, 2001, cash and short-term interest-bearing deposits totaled $29.0 million and $18.5 million, respectively.

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

CAPITAL RESOURCES

The following table presents Peoples Federal Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of December 31, 2001.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


                                             At December 31, 2001
                               -------------------------------------------------
                                                 Required for       To Be Well
                                   Actual    Adequate Capital(1) Capitalized (1)
                               ---------------- ---------------- ---------------
                                 Amount    %     Amount     %     Amount    %
                               --------- ------ --------- ------ -------- ------

Total risk-based capital (1)
  (to risk-weighted assets)     $38,139   19.0%   $16,047   8.0%  $20,055  10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)     $36,754   18.3%   $ 8,024   4.0%  $12,033   6.0%
Core Capital (1)
  (to adjusted tangible assets) $36,754    9.7%   $15,145   4.0%  $18,931   5.0%
Core Capital (1)
  (to adjusted total assets) $36,754 9.7% $ 7,273 2.0% N/A N/A Tangible Capital (1)
  (to adjusted total assets)    $36,754    9.7%   $ 5,679   1.5%      N/A    N/A

(1) as defined by regulatory agencies


The following table presents First Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of December 31, 2001.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


                                              At December 31, 2001
                                ------------------------------------------------
                                                 Required for       To Be Well
                                    Actual   Adequate Capital(1) Capitalized (1)
                                -------------- -------------- ------------------
                                 Amount   %     Amount    %    Amount   %
                                ------- ------ ------- ------ ------- -------

Total risk-based capital (1)
  (to risk-weighted assets)     $10,912  17.7%  $4,946  8.0%  $6,182    10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)     $10,288  16.6%  $2,473  4.0%  $3,706     6.0%
Core Capital (1)
  (to adjusted tangible assets) $10,288   9.8%  $4,188  4.0%  $5,235     5.0%
Core Capital (1)
  (to adjusted total assets)    $10,288   9.8%  $2,094  2.0%     N/A      N/A
Tangible Capital (1)
  (to adjusted total assets)    $10,288   9.8%  $1,571  1.5%     N/A      N/A

(1) as defined by regulatory agencies


SUMMARY OF RESULTS OF OPERATIONS

The Company had net income of $1,398,107 or $0.40 per share for the three months ended December 31, 2001 as compared to $1,194,152 or $0.33 per share for the same period in 2000. The increase was due primarily to higher net interest income due to higher volumes of both interest-bearing assets and liabilities, and lower rates on deposits. This increase in net interest income was partially offset by higher provision for loan losses due to current economic factors.

NET INTEREST INCOME

Net interest income was $4,323,438 for the three months ended December 31, 2001 as compared to $3,787,718 for the same period ended 2000. Interest income decreased $224,777 to $8,674,213 for the three-month period, due to lower rates earned on loans and investments. Interest expense decreased $760,497 to $4,350,775 due again to lower rates. Volumes of both interest-earning assets and interest-bearing liabilities rose during the period. However, since rates on deposits and borrowings fell at a faster rate than rates on loans and investments, interest expense decreased more than interest income, causing higher net interest income. Provision for loan loss increased $123,941 to

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

$143,623 for the three months ended December 31, 2001, due to higher delinquency and non-performing loan levels.

The following table presents average balances and associated rates earned and paid for all interest-earning assets and interest-bearing liabilities for the three months ended December 31, 2001 and 2000 (dollars in thousands).

                                  2001                       2000
                       --------------------------- ----------------------------
                        Average          Effective Average           Effective
                        Balance Interest   Rate    Balance  Interest   Rate
                       -------- -------- --------- -------- -------- ----------
Loans                  $404,832  $7,930    7.84%   $393,470  $8,032    8.17%
Securities               36,973     495    5.36%     22,648     412    7.28%
Other                    24,035     249    4.14%     24,613     455    7.39%
                       -------- --------           -------- --------
Combined                465,840   8,674    7.45%    440,731   8,899    8.08%
                       -------- --------           -------- --------
NOW and savings
     deposits           149,898     684    1.83%    133,341     975    2.92%
Certificates of deposit 225,960   2,955    5.23%    225,331   3,384    6.01%
Borrowings               49,260     712    5.78%     45,847     752    6.56%
                       -------- --------           -------- --------
Combined               $425,118   4,351    4.09%   $404,519   5,111    5.05%
                       -------- --------           -------- --------
Net interest income/
   interest rate spread          $4,323    3.36%             $3,788    3.03%
                                ========  ========          ========  =========

The following table illustrates the change in net interest income due to changes in rates and average volumes (in thousands).

                              Rate        Volume       Total
                           -----------  -----------  -----------
Loans                          $ (356)       $ 254       $ (102)
Securities                        (60)         143           83
Other                            (195)         (11)        (206)
                           -----------  -----------  -----------
Total                            (611)         386         (225)
                           -----------  -----------  -----------
NOW and savings deposits         (436)         145         (291)
Certificates of deposit          (438)           9         (429)
Borrowings                       (108)          68          (40)
                           -----------  -----------  -----------
Total                            (982)         222 #       (760)
                           -----------  -----------  -----------
Net interest income             $ 371        $ 164 #      $ 535
                           ===========  ===========  ===========

NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE

Non-performing assets at December 31, and September 30, 2001 are as follows (in thousands):

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


                                   December 31, 2001    September 30, 2001
Non-accruing loans                        $ 1,130                   $ 676
Loans contractually past due 90 days
     or more other than nonaccruing             -                      52
Real estate owned                             322                     117
                                      ------------            ------------
                                          $ 1,452                   $ 845
                                      ============            ============

It is the Company's policy to carry REO at net realizable value. After repossession, appraised value is reduced for estimated repair and selling costs, and the net amount is the carrying value of the property. Any changes in estimated realizable value after the initial repossession, are charged to a specific loss reserve account for REO.

The allowances for loan and real estate owned losses represent amounts available to absorb future losses. Such allowances are based on management's continuing review of the portfolios, historical charge-offs, current economic conditions, and such other factors, which in management's judgment deserve recognition in estimating possible losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowances based on their judgment about the information available to them at the time of their examination. Provisions for losses are charged to earnings to bring the allowances to levels considered necessary by management. Losses are charged to the allowances when considered probable, or in the case of REO, at the time of repossession. Management believes that the allowances are adequate to absorb known and inherent losses in the portfolio. No assurance can be given, however, that economic conditions which may adversely affect the Company's markets or other circumstances will not result in future losses in the portfolio.

NON-INTEREST INCOME

The Company's non-interest income for the three months ended December 31, 2001, increased to $582,146 as compared to $434,194 for the same period one year ago. The increase was attributable to gains on sales of loans by First Savings Bank, and increased fees and service charges due to higher volumes of deposit accounts. These increases were partially offset by a slight decrease in trust income for People's Federal Savings Bank due to estate fees received on settlement of estates during the first quarter of last year that did not occur this year.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

NON-INTEREST EXPENSE

Total non-interest expense for the three months ended December 31, 2001 was $2,517,804 as compared to $2,311,528 for the same period in 2000. Salaries and employee benefits increased $182,241 to $1,404,150 due primarily to higher pension funding requirements this year.

INCOME TAXES

Income tax expense increased to $846,050 from $696,550 due to higher pretax income. The effective tax rate increased by approximately one percent.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The OTS has issued a regulation which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes. Institutions which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. Both Peoples Federal Savings Bank and First Savings Bank file Schedule CMR. However, results calculated from the December 31, 2001 Schedule CMR are not yet available from the OTS. Therefore, the tables presented on page seven of the Company's annual report to stockholders present the results of this analysis for Peoples Federal and First Savings as of September 30, 2001 and 2000. Under the regulation, institutions that must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk-based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets. Presented below as of September 30, 2001 and 2000 is an analysis performed by the OTS of Peoples Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point increments, up and down 200 basis points.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



In evaluating Peoples Federal's and First Savings' exposure to interest rate risk, certain shortcomings, inherent in the method of analysis presented in the foregoing tables must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. As a result, the actual effect of changing interest rates may differ from that presented in the referenced tables.

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

Item 1.  Legal Proceedings
              None

Item 2.  Changes in Securities and Use of Proceeds
             None

Item 3.  Defaults Upon Senior Securities
              None

Item 4.  Submission of Matters to a Vote of Security Holders
           None

Item 5.  Other information
             None

Item 6.  Reports on Form 8-K
         No reports on Form 8-K were filed during the three months ended December 31, 2001.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                                   SIGNATURES



Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the

Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                                     PEOPLES BANCORP
                                                      (REGISTRANT)




Date: February 8, 2002                          Maurice F. Winkler III
                                        President and Chief Operating Officer



Date: February 8, 2002                           Deborah K. Stanger
                                      Vice President and Chief Financial Officer