Form 10-Q
period 2002-03-31
PEOPLES BANCORP
filed 2002-05-14
CIK 869004

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



March 31,2002                                             Commission File Number
                                                                000-18991

                                 PEOPLES BANCORP
                             212 WEST SEVENTH STREET
                                AUBURN, IN 46706


  Indiana                                                      35-1811284
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)


Registrant's telephone number, including area code:               (260) 925-2500


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


Common stock, par value $1 per share                     3,483,562 shares
            (Title of class)                       (Outstanding at May 14, 2002)

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                                                                           Page
                                                                          Number

Part I   Financial Information:

  Item 1.  Consolidated Condensed Financial Statements

            Consolidated Condensed Balance Sheets
            as of March 31, 2002  and September 30, 2001.......................3

            Consolidated Condensed Statements of Income for the three
            and six months ended March 31,  2002 and 2001......................4

            Consolidated Condensed Statements of Comprehensive Income for the
            three and six months ended March 31, 2002 and 2001.................5

            Consolidated Condensed Statements of Cash Flows for the
            six months ended March 31, 2002 and 2001...........................6

            Notes to Consolidated Condensed Financial Statements...............7

   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................8-13

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....13-16

Part II.     Other Information
   Item 1.   Legal Proceedings................................................17
   Item 2.   Changes in Securities and Use of Proceeds........................17
   Item 3.   Defaults Upon Senior Securities..................................17
   Item 4.   Submission of Matters to a Vote of Security Holders..............17
   Item 5.   Other Information................................................17
   Item 6.   Exhibits and Reports on Form 8-K.................................17

Signatures....................................................................18

                          PART I. FINANCIAL INFORMATION

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

          ASSETS
                                                       March 31,   September 30,
                                                         2002          2001
                                                     ------------- -------------

Cash and due from financial institutions             $ 10,854,267  $  8,908,922
Short-term interest-bearing deposits                   21,508,652     9,573,685
                                                     ------------- -------------
    Total cash and cash equivalents                    32,362,919    18,482,607
Interest-bearing time deposits                          3,820,047     3,455,798
Securities available for sale                          35,698,028    29,611,558
Securities held to maturity
 (approximate market value $4,803,910 and $6,417,965)   4,713,681     6,274,122
Loans:
     Loans                                            393,170,415   405,522,489
     Less: Allowance for loan losses                    2,064,049     1,894,787
                                                     ------------- -------------
     Net loans                                        391,106,366   403,627,702
Premises and equipment                                  6,181,945     5,777,095
Federal Home Loan Bank of Indianapolis stock, at cost   4,391,500     4,391,500
Goodwill                                                2,330,198     2,330,198
Other Intangible assets                                   815,804       884,940
Other assets                                            4,652,544     4,577,293
                                                     ------------- -------------
    Total assets                                     $486,073,032  $479,412,813
                                                     ============= =============

       LIABILITIES

NOW and savings deposits                             $155,191,504  $141,546,063
Certificates of deposit                               222,388,710   226,933,526
                                                     ------------- -------------
     Total deposits                                   377,580,214   368,479,589
Reverse repurchase agreements                           2,436,380     4,383,723
Federal Home Loan Bank advances                        45,098,243    45,092,965
Other liabilities                                       1,772,998     3,402,985
                                                     ------------- -------------
    Total liabilities                                 426,887,835   421,359,262
                                                     ------------- -------------

  COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' EQUITY

Preferred stock, par value $1;
    Authorized and unissued -- 5,000,000 shares                 -             -
Common stock, par value $1;
    Authorized--7,000,000 shares:
    Issued and outstanding--3,484,190 and
         3,506,348 shares                               3,484,190     3,506,348
Additional paid-in capital                              8,195,594     8,498,348
Retained earnings                                      48,301,001    46,500,707
Accumulated other comprehensive income                   (483,883)     (129,683)
Unearned ESOP shares                                     (281,450)     (281,450)
Unearned RRP shares                                       (30,255)      (40,719)
                                                     ------------- -------------
    Total stockholders' equity                         59,185,197    58,053,551
                                                     ------------- -------------
    Total liabilities and stockholders' equity       $486,073,032  $479,412,813
                                                     ============= =============

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                            Three months ended     Six months ended
                                                 March 31,             March 31,
                                          --------------------- -----------------------
                                             2002       2001        2002       2001
                                          ---------- ---------- ----------- -----------
Interest Income:
    Loans                                 $7,631,369 $8,069,709 $15,561,449 $16,102,144
    Securities                               479,087    414,054     974,338     825,989
    Other interest and dividend income       220,832    425,168     469,714     879,788
                                          ---------- ---------- ----------- -----------
                                           8,331,288  8,908,931  17,005,501  17,807,921
                                          ---------- ---------- ----------- -----------
Interest Expense:
     NOWand savings deposits                 600,676    914,341   1,284,334   1,889,773
     Certificates of deposit               2,646,287  3,384,727   5,601,050   6,768,344
     Short-term borrowings                    13,221      8,866      37,656       8,866
     Federal Home Loan Bank advances         659,398    726,251   1,347,317   1,478,474
                                          ---------- ---------- ----------- -----------
                                           3,919,582  5,034,185   8,270,357  10,145,457
                                          ---------- ---------- ----------- -----------
Net Interest Income                        4,411,706  3,874,746   8,735,144   7,662,464
     Provision for losses on loans            59,994     36,982     203,617      56,664
Net Interest Income After Provision       ---------- ---------- ----------- -----------
      for Losses on Loans                  4,351,712  3,837,764   8,531,527   7,605,800
                                          ---------- ---------- ----------- -----------
Other Income:
    Trust income                              42,902     42,652      88,626     109,798
     Loan servicing                           48,056     40,927      87,043      78,973
     Net gains on sale of loans              143,734     22,165     291,976      20,829
     Net gains on sale of securities          10,800          -      21,449
    Fees and service charges                 223,849    217,696     471,489     435,638
    Other income                              80,972     99,991     171,876     212,387
                                          ---------- ---------- ----------- -----------
                                             550,313    423,431   1,132,459     857,625
                                          ---------- ---------- ----------- -----------
Other Expense:
    Salaries and employee benefits         1,407,110  1,246,376   2,811,260   2,468,285
    Net occupancy expenses                   210,737    233,627     407,904     443,525
    Equipment expenses                       215,221    193,093     411,593     400,390
    Data processing expense                  213,366    193,864     395,731     364,672
    Deposit insurance expense                 16,638     17,184      33,421      34,278
    Other expenses                           505,621    560,778   1,026,588   1,045,300
                                          ---------- ---------- ----------- -----------
                                           2,568,693  2,444,922   5,086,497   4,756,450
                                          ---------- ---------- ----------- -----------
Income Before Income Tax                   2,333,332  1,816,273   4,577,489   3,706,975
                                          ---------- ---------- ----------- -----------
     Income tax expense                      884,040    683,985   1,730,090   1,380,535
                                          ---------- ---------- ----------- -----------
Net Income                                $1,449,292 $1,132,288 $ 2,847,399 $ 2,326,440
                                          ========== ========== =========== ===========

Basic Income Per Common Share                 $ 0.42     $ 0.32      $ 0.82      $ 0.65
Diluted Income Per Common Share               $ 0.42     $ 0.32      $ 0.82      $ 0.65

See notes to consolidated condensed financial statements.


                      PEOPLES BANCORP
                      AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                        (Unaudited)

                                                                      Three Months Ended     Six Months Ended
                                                                           March 31,            March 31,
                                                                   ---------------------- ----------------------
                                                                      2002       2001        2002       2001
                                                                   ----------- ---------- ---------- -----------
Net Income                                                          $1,449,292 $1,132,288 $2,847,399 $2,326,440

Other comprehensive income, net of tax
 Unrealized gains(losses) on securities available for sale:
 Unrealized gains(losses) arising during the period, net of income
 tax expense(benefit) of $211,103, $50,396, $240,817 and $(12,744)     321,852     76,834    367,153    (19,429)

Less:  Reclassification adjustment for gains included in net
  income net of income tax of $4,278, $0, $8,496 and $0                  6,522          -     12,953          -
                                                                       315,330     76,834    354,200    (19,429)
                                                                    ---------- ---------- ---------- -----------
Comprehensive income                                                $1,764,622 $1,209,122 $3,201,599 $2,307,011
                                                                    ========== ========== ========== ===========

See notes to consolidated condensed financial statements

                                PEOPLES BANCORP
                               AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Six Months Ended
                                                            March 31,
                                                  ------------------------------
                                                     2002              2001
                                                  ------------     -------------
Operating Activities:
  Net income                                      $ 2,847,399       $ 2,326,440
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Provision for loan losses                         203,617            56,664
    Depreciation and amortization                      66,412           363,607
    Amortization of premiums and discounts on
      investment securities                            55,784           (36,372)
    Amortization of deferred loan fees               (392,544)         (192,190)
     Loans  originated for sale                   (13,775,339)       (1,057,250)
     Proceeds from sales of loans                  13,442,165         1,078,079
      Net (gain) loss on sales of loans              (291,975)          (20,829)
  Change in:
    Deferred income tax                                58,138            13,908
    Interest receivable                               268,099            32,491
    Interest payable                                  (92,106)          240,273
  Other adjustments                                (2,136,744)           (1,289)
                                                  ------------     -------------
    Net cash provided by operating activities         252,906         2,803,532
                                                  ------------     -------------
Investing Activities:
  Net change in  interest-bearing time deposits      (364,250)         (378,987)
  Purchases of investment securities
     held to maturity                                       -                 -
  Purchases of investment securities
     available for sale                           (12,954,043)       (8,459,410)
  Proceeds from maturities of investment
     securities held to maturity                    1,824,968         3,493,002
   Proceeds from maturities of securities
     available for sale                             4,753,558         6,764,110
   Proceeds from sale of securities
     available for sale                             2,236,488                 -
  Net change in mutual funds                         (113,444)          194,407
  Net change in loans                              13,400,951        (4,684,053)
  Purchases of premises and equipment                (812,326)         (234,391)
   Proceeds from sales of real estate owned            80,030           100,094
   Purchase of FHLB stock                                   -           (83,300)
                                                  ------------     -------------
         Net cash used by investing activities      8,051,932        (3,288,528)
                                                  ------------     -------------
Financing Activities:
  Net change in:
     NOW and savings accounts                      13,623,155        (1,867,168)
     Certificates of deposit                       (4,544,816)       12,381,392
     Short-term borrowings                         (1,947,344)        4,020,502
     Advances by borrowers for taxes and insurance   (149,552)         (185,832)
  Proceeds from advances from FHLB                  2,000,000         2,640,000
  Payments on advances from FHLB                   (2,000,000)                -
  Cash dividends                                   (1,049,881)       (1,022,184)
  Repurchase of common stock                         (356,088)       (1,421,305)
                                                  ------------     -------------
         Net cash provided by financing activities  5,575,474        14,545,405
                                                  ------------     -------------
Net Change in Cash and Cash Equivalents            13,880,312        14,060,409
Cash and Cash Equivalents, Beginning of Period     18,482,607        18,846,807
                                                  ------------     -------------
Cash and Cash Equivalents, End of Period          $32,362,919       $32,907,216
                                                  ============     =============

Additional Cash Flows and Supplementary Information:
   Interest paid                                  $ 8,362,463       $ 9,968,741
   Income tax paid                                  2,486,965         1,310,469

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The significant accounting policies followed by Peoples Bancorp (the Company) and its wholly owned subsidiaries, Peoples Federal Savings Bank of DeKalb County and First Savings Bank (the Banks), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. Certain information and not disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for September 30, 2001 filed with the Securities and Exchange Commission. The consolidated condensed balance sheet of the Company as of September 30, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date. All adjustments, which are in the opinion of management necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three and six months ended March 31, 2002, are not necessarily indicative of those expected for the remainder of the year.

2.  CASH DIVIDEND

A cash dividend of $.15 per common share was declared on February 19, 2002 payable on April 18, 2002, to stockholders of record as of April 1, 2002.

3.  EARNINGS PER COMMON SHARE

Earnings per share were computed as follows:

                                                                Three Months Ended March 31,
                                                             2002                          2001
                                                ------------------------------ -------------------------------
                                                           Weighted                      Weighted
                                                            Average Per-Share             Average   Per-Share
                                                  Income    Shares   Amount      Income   Shares     Amount
                                                ---------- --------- --------- ---------- --------- ----------
Basic Earnings Per Share
   Income available to common stockholders      $1,449,292 3,456,382  $ 0.42   $1,132,288 3,577,002   $ 0.32
Effect of Dilutive Securities
   Stock options                                              17,822                         14,236
Diluted Earnings Per Share
   Income available to common stockholders
                                                ---------- --------- --------- ---------- --------- ----------
     and assumed conversions                    $1,449,292 3,474,204  $ 0.42   $1,132,288 3,591,238   $ 0.32
                                                ========== ========= ========= ========== ========= ==========

                                PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                                                                 Six Months Ended March 31,
                                                             2002                          2001
                                                ------------------------------ -------------------------------
                                                          Weighted                        Weighted
                                                           Average  Per-Share              Average  Per-Share
                                                  Income    Shares    Amount    Income     Shares     Amount
                                                ---------- --------- --------- ---------- --------- ----------
Basic Earnings Per share
   Income available to common stockholders      $2,847,399 3,461,520  $0.82    $2,326,440 3,586,201   $0.65
Effect of Dilutive Securities
   Stock options                                              17,428                         14,910
Diluted Earnings Per Share
   Income available to common stockholders
                                                ---------- --------- --------- ---------- --------- ----------
     and assumed conversions                    $2,847,399 3,478,948  $0.82    $2,326,440 3,601,111   $0.65
                                                ========== ========= ========= ========== ========= ==========

                                 PEOPLES BANCORP
                                 AND SUBSDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Total assets at March 31, 2002 were $486,073,032, an increase of $6,660,219 from September 30, 2001. The increase consisted primarily of the growth in cash and equivalents of $13,880,312 and investment securities of $4,526,029, partially offset by a decrease in net loans of $12,521,336. This decrease in loans is due to refinancing of the Company's loans by other institutions. Since the Company keeps most of its loans in its portfolio, as opposed to selling them on the secondary market, management has not been willing to lower rates to the same extent as some competitors. The consequence being, that some loans are being lost to competitors.

Total deposits were $377,580,214 at March 31, 2002, an increase of $9,100,625 since September 30, 2001.

LIQUIDITY

The Company's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At March 31, 2002, and September 30, 2001, cash and short-term interest-bearing deposits totaled $32.4 million and $18.5 million, respectively.

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

CAPITAL RESOURCES

The following table presents Peoples Federal Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of March 31, 2002.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


                                                  At March 31, 2002
                                ------------------------------------------------
                                                   Required for     To Be Well
                                    Actual    Adequate Capital(1) Capitalized(1)
                                --------------- ----------------- --------------
                                Amount     %     Amount     %     Amount     %
                                ------- ------- -------- ------- -------- ------
                                                  (dollars in thousands)
Total risk-based capital (1)
  (to risk-weighted assets)     $39,367   19.7%  $15,969   8.0%   $19,962  10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)     $37,952   19.0%  $ 7,985   4.0%   $11,977   6.0%
Core Capital (1)
  (to adjusted tangible assets) $37,952   10.3%  $14,787   4.0%   $18,483   5.0%
Core Capital (1)
  (to adjusted total assets)    $37,952   10.3%  $ 7,393   2.0%      N/A     N/A
Tangible Capital (1)
  (to adjusted total assets)    $37,952   10.3%  $ 5,545   1.5%      N/A     N/A

(1) as defined by regulatory agencies

The following table presents First Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of March 31, 2002.

                                               At March 31, 2002
                                ------------------------------------------------
                                                 Required for       To Be Well
                                     Actual   Adequate Capital(1) Capitalized(1)
                                ---------------- ---------------- --------------
                                 Amount    %      Amount    %      Amount    %
                                -------- ------- -------- ------- -------- -----
                                             (dollars in thousands)
Total risk-based capital (1)
  (to risk-weighted assets)      $11,222  18.0%   $4,983   8.0%    $6,229  10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)      $10,586  17.0%   $2,491   4.0%    $3,737   6.0%
Core Capital (1)
  (to adjusted tangible assets)  $10,586   9.7%   $4,362   4.0%    $5,452   5.0%
Core Capital (1)
  (to adjusted total assets)     $10,586   9.7%   $2,181   2.0%       N/A    N/A
Tangible Capital (1)
  (to adjusted total assets)     $10,586   9.7%   $1,636   1.5%       N/A    N/A

(1) as defined by regulatory agencies

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


SUMMARY OF RESULTS OF OPERATIONS

The Company had net income of $1,449,292 or $0.42 per share for the three months and $2,847,399 or $0.82 per share for the six months ended March 31, 2002 as compared to $1,132,288 or $0.32 per share and $2,326,440 or $0.65 per share for the same periods in 2001. The increase was due primarily to higher net interest income due to a combination of higher volumes of both interest-bearing assets and liabilities, and lower rates. This increase in net interest income was partially offset by higher provision for loan losses due to higher delinquency and non-performing loans levels, and current economic factors.

NET INTEREST INCOME

Net interest income was $4,351,712 for the three months and $8,531,527 for the six months ended March 31, 2002 as compared to $3,837,764 and $7,605,800 for the same periods ended 2001. Interest income decreased $802,420 to $17,005,501 for the six-month period, due to lower rates earned on loans and investments. Interest expense decreased $1,875,100 to $8,270,357 due again to lower rates. Volumes of both interest-earning assets and interest-bearing liabilities rose during the period. However, since rates on deposits and borrowings fell at a faster rate than rates on loans and investments, interest expense decreased more than interest income, causing higher net interest income. Provision for loan loss increased $146,953 to $203,617 for the six months ended March 31, 2002, due to higher delinquency and non-performing loan levels, and current economic conditions.

The following table presents average balances and associated rates earned and paid for all interest-earning assets and interest-bearing liabilities for the six months ended March 31, 2002 and 2001 (dollars in thousands).

                                 2002                        2001
                       ------------------------- ----------------------------
                       Average          Effective Average            Effective
                       Balance  Interest  Rate    Balance  Interest    Rate
                       -------- -------- -------  -------- --------- --------
Loans                  $400,784 $15,561   7.77%   $388,586  $16,102    8.29%
Securities               33,373     974   5.84%     23,475      826    7.04%
Other                    23,502     470   4.00%     24,754      880    7.11%
                       -------- -------           --------  -------
Combined                457,659  17,005   7.43%    436,815   17,808    8.15%
                       -------- -------           --------  -------
NOW and savings
     deposits           153,806   1,284   1.67%    129,294    1,890    2.92%
Certificates of deposit 224,581   5,601   4.99%    228,220    6,769    5.93%
Borrowings               48,396   1,385   5.72%     46,225    1,487    6.43%
                       -------- -------           --------  -------
Combined               $426,783   8,270   3.88%   $403,739   10,146    5.03%
                       -------- -------           --------  -------
Net interest income/
   interest rate spread         $ 8,735   3.55%             $ 7,662    3.12%
                                ======== =======            ======== ========

                                PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


The following table illustrates the change in net interest income due to changes in rates and average volumes (in thousands).


                              Rate         Volume       Total
                           ------------  -----------  -----------
Loans                         $ (1,084)       $ 543       $ (541)
Securities                        (101)         249          148
Other                             (367)         (43)        (410)
                           ------------  -----------  -----------
Total                           (1,552)         749         (803)
                           ------------  -----------  -----------

NOW and savings deposits        (1,088)         482         (606)
Certificates of deposit         (1,061)        (107)      (1,168)
Borrowings                        (178)          76         (102)
                           ------------  -----------  -----------
Total                           (2,327)         451 #     (1,876)
                           ------------  -----------  -----------
Net interest income              $ 775        $ 298 #     $1,073
                           ============  ===========  ===========

LOANS, NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE

The following table presents the composition of the loan portfolio at March 31, 2002 and September 30, 2001 (in thousands):

                               March 31, 2002   September 30, 2001
                             ------------------ -------------------
TYPE OF LOAN                   AMOUNT     %      AMOUNT      %
                             --------- -------- --------- ---------
Residential:                          (Dollars in thousands)
     Single family units     $322,424    80.9%  $336,919     81.7%
     2-4 family units           2,840     0.7%     3,243      0.8%
     Over 4 family units        1,376     0.3%     1,452      0.4%
Commercial real estate         22,940     5.8%    21,906      5.3%
Land acquisition and
     development                1,848     0.5%     1,938      0.5%
Consumer and other loans       46,284    11.6%    46,177     11.2%
Loans on deposits                 924     0.2%       979      0.2%
                             --------- -------- --------- ---------
                              398,636   100.0%   412,614    100.0%
                             --------- -------- --------- ---------
Less:
Undisbursed portion
     of loans                   2,885              5,262
Deferred loan fees and
     discounts                  2,581              1,829
                             ---------          ---------
                                5,466              7,091
                             ---------          ---------
Total loans receivable        393,170            405,523
                             ---------          ---------
Allowance for losses
     on loans                   2,064              1,895
                             ---------          ---------
Net loans                    $391,106           $403,628
                             =========          =========

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Non-performing assets at March 31, 2002 and September 30, 2001 are as follows (in thousands):

                                           March 31, 2002   September 30, 2001
Non-accruing loans                             $ 1,056               $ 676
Loans contractually past due 90 days
     or more other than nonaccruing                 83                  52
Real estate owned (REO)                            109                 117
Restructured loans                                 820                 517
                                           ------------        ------------
                                               $ 2,068             $ 1,362
                                           ============        ============

It is the Company's policy to carry REO at net realizable value. After repossession, appraised value is reduced for estimated repair and selling costs, and the net amount is the carrying value of the property. Any changes in estimated realizable value after the initial repossession, are charged to a specific loss reserve account for REO. The increase in non-accrual loans since September 30, 2001 is primarily due to increase in the 1 to 4 family portion of the loan portfolio, and management believes the increase has been appropriately considered in determining the adequacy of the allowance for loan and REO losses at March 31, 2002. Management believes this increase is generally attributable to current economic conditions. There have been no significant changes in potential problem loans since September 30, 2001. Net charge-offs for the six months ended March 31, 2002 are $34,355 and have primarily been incurred in the consumer loan portfolio.

The allowances for loan and real estate owned losses represent amounts available to absorb losses inherent in the portfolio. Such allowances are based on management's continuing review of the portfolios, historical charge-offs, current economic conditions, and such other factors, which in management's
judgment  deserve  recognition  in  estimating  losses.  In  addition,   various
regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowances based on their judgment about the information available to them at the time of their examination. Provisions for losses are charged to earnings to bring the allowances to levels considered necessary by management. Losses are charged to the allowances when considered probable, or in the case of REO, at the time of repossession. Management believes that the allowances are adequate to absorb known and inherent losses in the portfolio. No assurance can be given, however, that economic conditions which may adversely affect the Company's markets or other circumstances will not result in future losses in the portfolio.

                                PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


NON-INTEREST INCOME

The Company's non-interest income for the three and six months ended March 31, 2002, was $550,313 and $1,132,459 as compared to $423,431 and $857,625 for the same periods one year ago. The increase was attributable to gains on sales of loans by First Savings Bank. The current low interest rate environment has encouraged mortgage loan refinancing, increasing the volume of loans being sold. Fees and service charges increased due to higher volumes of deposit accounts. These increases were partially offset by a slight decrease in trust income for People's Federal Savings Bank due to estate fees received on settlement of estates during the first quarter of last year that did not occur this year.

NON-INTEREST EXPENSE

Total non-interest expense for the three and six months ended March 31, 2002 was $2,568,693 and $5,086,497 as compared to $2,444,922 and $4,756,450 for the same periods in 2001. Salaries and employee benefits increased $342,975 to $2,811,260 due primarily to higher pension funding requirements this year.

INCOME TAXES

Income tax expense increased to $349,555 from $1,730,090 due to higher pretax income. The effective tax rate for the six months ended March 31, 2002 and 2001 was 37.8% and 37.2%.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The OTS has issued a regulation which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes. Institutions which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. Both Peoples Federal Savings Bank and First Savings Bank file Schedule CMR. However, results calculated from the March 31, 2002 Schedule CMR are not yet available from the OTS. Therefore, the tables presented below present the results of this analysis for Peoples Federal and First Savings as of December 31, 2001 and 2000. Under the regulation, institutions that must file are required to take a deduction (the interest rate

                                PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

risk capital component) from their total capital available to calculate their risk-based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets. Presented below as of December 31, 2001 and 2000 is an analysis performed by the OTS of Peoples Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point increments, up and down 200 basis points.


                     Peoples Federal Savings Bank
            Interest Rate Risk As of December 31, 2001
                      (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+200 bp           40,165     (12,780)       -24%       10.51%      (274)
+100 bp           46,793      (6,153)       -12%       11.97%      (128)
   0 bp           52,945           -          -        13.25%         -
-100 bp           55,614       2,669          5%       13.74%        49
-200 bp             N/A         N/A         N/A         N/A         N/A

                   Peoples Federal Savings Bank
          Interest Rate Risk As of December 31, 2000
                    (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+200 bp           32,431      (8,977)       -22%        9.37%      (213)
+100 bp           37,364      (4,044)       -10%       10.57%       (93)
   0 bp           41,408           -          -        11.50%         -
-100 bp           43,263       1,855          4%       11.86%        36
 200 bp           44,102       2,694          7%       11.98%        47

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Presented below are the same tables for First Savings:


                            First Savings Bank
                 Interest Rate Risk As of December 31, 2001
                            (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+200 bp           15,000          (9)         0%       13.77%        34
+100 bp           14,704        (306)        -2%       13.31%       (12)
   0 bp           15,010           -          -        13.43%         -
-100 bp           15,831        (178)         1%       13.16%       (27)
-200 bp              N/A         N/A        N/A         N/A          N/A

                           First Savings Bank
                 Interest Rate Risk As of December 31, 2000
                            (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
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

Item 1.  Legal Proceedings
              None

Item 2.  Changes in Securities and Use of Proceeds
             None

Item 3.  Defaults Upon Senior Securities
              None

Item 4.  Submission of Matters to a Vote of Security Holders

On January 9, 2002 the Company held its annual meeting of shareholders. A total of 2,478,004 shares were represented in person or by proxy at the meeting. Roger
J. Wertenberger was elected to the board of Directors for a three-year term expiring in 2005. 2,412,710 shares were voted in favor of the election of the nominee and there were 65,294 votes withheld. John C. Thrapp was elected to the board of Directors for a three-year term expiring in 2005. 2,410,722 shares were voted in favor of the election of the nominee and there were 67,282 votes withheld. BKD LLP was approved as the auditor of Peoples Bancorp for the fiscal year ending September 30, 2002. 2,393,280 shares were voted in favor of approval, with 84,724 votes withheld.

Item 5.  Other information
             None

Item 6.  Reports on Form 8-K
No reports on Form 8-K were filed during the three months ended March 31, 2002.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                                   SIGNATURES



Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the

Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                                     PEOPLES BANCORP
                                                      (REGISTRANT)




Date: May 14, 2002                                  Maurice F. Winkler III
                                           President and Chief Operating Officer



Date: May 14, 2002                                    Deborah K. Stanger
                                      Vice President and Chief Financial Officer