Form 10-Q
period 2002-06-30
PEOPLES BANCORP
filed 2002-08-13
CIK 869004

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



June 30,2002                                            Commission File Number
                                                             000-18991

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

Common stock, par value $1 per share                    3,455,361 shares
            (Title of class)                    (Outstanding at August 13, 2002)

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                                                                           Page
                                                                          Number

Part I   Financial Information:

  Item 1.  Consolidated Condensed Financial Statements

             Consolidated Condensed Balance Sheets
             as of June 30, 2002  and September 30, 2001.......................3

             Consolidated Condensed Statements of Income for the three
             and nine months ended June 30, 2002 and 2001......................4

             Consolidated Condensed Statements of Comprehensive Income for the
             three and nine months ended June 30, 2002 and 2001................5

             Consolidated Condensed Statements of Cash Flows for the
             nine months ended June 30, 2002 and 2001..........................6

             Notes to Consolidated Condensed Financial Statements............7-8

   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................9-16

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....16-18

Part II.     Other Information
   Item 1.   Legal Proceedings................................................19
   Item 2.   Changes in Securities and Use of Proceeds........................19
   Item 3.   Defaults Upon Senior Securities..................................19
   Item 4.   Submission of Matters to a Vote of Security Holders..............19
   Item 5.   Other Information................................................19
   Item 6.   Exhibits and Reports on Form 8-K.................................19

Signatures....................................................................20

                          PART I. FINANCIAL INFORMATION

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                       ASSETS
                                                        June 30,   September 30,
                                                          2002          2001
                                                     ------------- -------------

Cash and due from financial institutions             $ 16,394,462  $  8,908,922
Short-term interest-bearing deposits                    4,512,047     9,573,685
                                                     ------------- -------------
    Total cash and cash equivalents                    20,906,509    18,482,607
Interest-bearing time deposits                          3,820,047     3,455,798
Securities available for sale                          50,795,937    29,611,558
Securities held to maturity
 pproximate market value $4,333,707 and $6,417,965)     4,199,556     6,274,122
Loans:
     Loans                                            391,936,804   405,522,489
     Less: Allowance for loan losses                    2,073,914     1,894,787
                                                     ------------- -------------
     Net loans                                        389,862,890   403,627,702
Premises and equipment                                  6,135,501     5,777,095
Federal Home Loan Bank of Indianapolis stock, at cost   4,405,000     4,391,500
Goodwill                                                2,330,198     2,330,198
Other Intangible assets                                   781,236       884,940
Other assets                                            5,311,527     4,577,293
                                                     ------------- -------------
    Total assets                                     $488,548,401  $479,412,813
                                                     ============= =============

                    LIABILITIES

NOW and savings deposits                             $153,700,352  $141,546,063
Certificates of deposit                               222,895,108   226,933,526
                                                     ------------- -------------
     Total deposits                                   376,595,460   368,479,589
Reverse repurchase agreements                           3,893,444     4,383,723
Federal Home Loan Bank advances                        45,100,000    45,092,965
Other liabilities                                       2,684,004     3,402,985
                                                     ------------- -------------
    Total liabilities                                 428,272,908   421,359,262
                                                     ------------- -------------

           COMMITMENTS AND CONTINGENCIES

                STOCKHOLDERS' EQUITY

Preferred stock, par value $1;
    Authorized and unissued -- 5,000,000 shares                 -             -
Common stock, par value $1;
    Authorized--7,000,000 shares:
    Issued and outstanding--3,460,831 and
         3,506,348 shares                               3,460,831     3,506,348
Additional paid-in capital                              8,090,169     8,498,348
Retained earnings                                      49,032,409    46,500,707
Accumulated other comprehensive income                   (282,894)     (129,683)
Unearned ESOP shares                                            -      (281,450)
Unearned RRP shares                                       (25,022)      (40,719)
                                                     ------------- -------------
    Total stockholders' equity                         60,275,493    58,053,551
                                                     ------------- -------------
    Total liabilities and stockholders' equity       $488,548,401  $479,412,813
                                                     ============= =============

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                      Three months ended     Nine months ended
                                          June 30,                June 30,
                                   ---------- ---------- -----------------------
                                        2002       2001       2002        2001
Interest Income:
 Loans                             $7,380,660 $8,023,145 $22,942,109 $24,125,289
 Securities                           586,621    433,232   1,560,959   1,259,221
 Other interest and dividend income   210,245    463,687     679,959   1,343,475
                                   ---------- ---------- ----------- -----------
                                    8,177,526  8,920,064  25,183,027  26,727,985
                                   ---------- ---------- ----------- -----------
Interest Expense:
  NOWand savings deposits             599,060    823,741   1,883,394   2,713,514
  Certificates of deposit           2,467,086  3,390,228   8,068,136  10,158,572
  Short-term borrowings                12,064     26,081      49,720      34,947
  Federal Home Loan Bank advances     665,868    677,507   2,013,185   2,155,981
                                   ---------- ---------- ----------- -----------
                                    3,744,078  4,917,557  12,014,435  15,063,014
                                   ---------- ---------- ----------- -----------
Net Interest Income                 4,433,448  4,002,507  13,168,592  11,664,971
                                   ---------- ---------- ----------- -----------
  Provision for losses on loans        55,473     60,850     259,090     117,514
                                   ---------- ---------- ----------- -----------
Net Interest Income After Provision
   for Losses on Loans              4,377,975  3,941,657  12,909,502  11,547,457
                                   ---------- ---------- ----------- -----------
Other Income:
  Trust income                         44,099     45,008     132,725     154,806
  Loan servicing                       45,368     40,692     132,411     119,665
  Net gains on sale of loans           77,928     61,577     369,904      82,406
  Net gains on sale of securities           -          -      21,449           -
  Fees and service charges            223,671    217,224     695,160     652,862
  Other income                         88,571    116,475     260,447     328,862
                                   ---------- ---------- ----------- -----------
                                      479,637    480,976   1,612,096   1,338,601
                                   ---------- ---------- ----------- -----------
Other Expense:
  Salaries and employee benefits    1,555,554  1,345,986   4,366,814   3,814,271
  Net occupancy expenses              207,168    220,164     615,072     663,689
  Equipment expenses                  215,945    197,342     627,538     597,732
  Data processing expense             224,399    195,376     620,130     560,048
  Deposit insurance expense            16,628     17,039      50,049      51,317
  Other expenses                      496,780    464,547   1,523,368   1,509,847
                                   ---------- ---------- ----------- -----------
                                    2,716,474  2,440,454   7,802,971   7,196,904
                                   ---------- ---------- ----------- -----------
Income Before Income Tax            2,141,138  1,982,179   6,718,627   5,689,154
  Income tax expense                  887,835    744,790   2,617,925   2,125,325
                                   ---------- ---------- ----------- -----------
Net Income                         $1,253,303 $1,237,389 $ 4,100,702 $ 3,563,829
                                   ========== ========== =========== -==========

Basic Income Per Common Share          $ 0.36     $ 0.35      $ 1.19      $ 1.00
Diluted Income Per Common Share        $ 0.36     $ 0.35      $ 1.18      $ 1.00

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                Three Months Ended    Nine Months Ended
                                                                      June 30,            June 30,
                                                            ----------------------- ---------------------
                                                                2002        2001      2002       2001
                                                            ------------ ---------- ---------- ----------

Net Income                                                    $1,253,303 $1,237,389 $4,100,702 $3,563,829

Other comprehensive income, net of tax
 Unrealized gains (losses) on securities available for sale:
 Unrealized gains (losses) arising during the period, net of income tax expense (benefit) of $131,829, $(115,242), $(91,996) and
   $(102,498)                                                    200,989   (175,699)  (140,258)  (156,270)

Less:  Reclassification adjustment for gains included in net
 income net of income tax of $0, $0, $8,496 and $0                 -          -         12,953          -
                                                            ------------ ---------- ---------- ----------
                                                                 200,989   (175,699)  (153,211)  (156,270)
                                                            ------------ ---------- ---------- ----------
Comprehensive income                                          $1,454,292 $1,061,690 $3,947,491 $3,407,559
                                                            ============ ========== ========== ==========

See notes to consolidated condensed financial statements

                               AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Nine Months Ended
                                                            June 30,
                                                  ------------------------------
                                                     2002              2001
                                                  ------------     -------------
Operating Activities:
  Net income                                      $ 4,100,702       $ 3,563,829
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Provision for loan losses                         259,090           117,514
    Depreciation and amortization                     566,612           556,302
    Amortization of premiums and discounts on
      investment securities                           117,987           (28,266)
    Amortization of deferred loan fees               (534,345)         (292,619)
     Loans  originated for sale                   (17,312,864)       (4,445,515)
     Proceeds from sales of loans                  17,499,168         4,078,921
      Net (gain) loss on sales of loans              (369,904)          (82,406)
  Change in:
    Deferred income tax                                96,638           183,583
    Interest receivable                               (69,553)         (239,911)
    Interest payable                                 (114,155)          130,463
  Other adjustments                                  (637,283)          518,908
                                                  ------------     -------------
         Net cash provided by operating activities  3,602,093         4,060,803
                                                  ------------     -------------
Investing Activities:
  Net change in  interest-bearing time deposits      (364,250)           99,020
  Purchases of investment securities held to maturity       -          (690,190)
  Purchases of investment securities avilable for (32,401,843) (20,375,893) Proceeds from maturities of investment
    securities held to maturity                     2,346,925         4,834,296
   Proceeds from maturities of securities available 8,407,910         8,464,076
   Proceeds from sale of securities available for sa2,236,488           687,467
  Net change in mutual funds                         (227,784)          142,770
  Net change in loans                              14,220,154       (11,866,989)
  Purchases of premises and equipment                (961,258)         (381,552)
   Proceeds from sales of real estate owned            80,030           281,716
   Purchase of FHLB stock                             (13,500)         (157,100)
                                                  ------------     -------------
         Net cash used by investing activities     (6,677,128)      (18,962,379)
                                                  ------------     -------------
Financing Activities:
  Net change in:
     NOW and savings accounts                      12,132,003         1,312,568
     Certificates of deposit                       (4,038,418)       13,692,406
     Short-term borrowings                           (490,280)        3,723,671
     Advances by borrowers for taxes and insurance    (46,986)          131,595
  Proceeds from advances from FHLB                  2,000,000         5,790,000
  Payments on advances from FHLB                   (2,000,000)      (11,750,000)
  Cash dividends                                   (1,572,510)       (1,522,694)
  Repurchase of common stock                         (484,872)       (2,226,024)
                                                  ------------     -------------
         Net cash provided by financing activities  5,498,937         9,151,522
                                                  ------------     -------------
Net Change in Cash and Cash Equivalents             2,423,902        (5,750,054)
Cash and Cash Equivalents, Beginning of Period     18,482,607        18,846,807
                                                  ------------     -------------
Cash and Cash Equivalents, End of Period          $20,906,509       $13,096,753
                                                  ============     =============

Additional Cash Flows and Supplementary Information:
   Interest paid                                  $12,128,590       $14,995,343
   Income tax paid                                  3,171,965         1,884,469

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The significant accounting policies followed by Peoples Bancorp (the Company) and its wholly owned subsidiaries, Peoples Federal Savings Bank of DeKalb County and First Savings Bank (the Banks), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. Certain information and note disclosures normally included in the Company' annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company' Form 10-K annual report for September 30, 2001 filed with the Securities and Exchange Commission. The consolidated condensed balance sheet of the Company as of September 30, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date. All adjustments, which are in the opinion of management necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three and nine months ended June 30, 2002, are not necessarily indicative of those expected for the remainder of the year.

2.  CASH DIVIDEND

A cash dividend of $.15 per common share was declared on May 21, 2002 payable on July 18, 2002, to stockholders of record as of July 1, 2002.

3.  EARNINGS PER COMMON SHARE

Earnings per share were computed as follows:


                                                    Three Months Ended June 30,
                                                         2002                          2001
                                                       Weighted                       Weighted
                                                       Average   Per-Share            Average   Per-Share
                                              Income    Shares     Amount    Income    Shares     Amount
                                           ------------------------------- ------------------------------
Basic Earnings Per Share
   Income available to common stockholders $1,253,303 3,452,806    $0.36   $1,237,389 3,500,581   $ 0.35
Effect of Dilutive Securities
   Stock options                                         22,189                        10,774
Diluted Earnings Per Share
   Income available to common stockholders ---------- --------- ---------- ---------- --------- ---------
     and assumed conversions               $1,253,303 3,474,995    $0.36   $1,237,389 3,511,355   $ 0.35
                                           ========== ========= ========== ========== ========= =========

                                PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                                                              Nine Months Ended June 30,
                                                          2002                          2001
                                             -------------------------------------------------------------
                                                        Weighted                       Weighted
                                                        Average   Per-Share            Average   Per-Share
                                               Income   Shares     Amount     Income   Shares     Amount
                                             ------------------------------ ------------------------------
Basic Earnings Per share
   Income available to common stockholders   $4,100,702 3,458,779   $1.19   $3,563,829 3,557,867  $1.00
Effect of Dilutive Securities
   Stock options                                           22,189                         13,532
Diluted Earnings Per Share
   Income available to common stockholders   ---------- --------- --------- ---------- --------- ---------
     and assumed conversions                 $4,100,702 3,480,968   $1.18   $3,563,829 3,571,399  $1.00
                                             ========== ========= ========= ========== ========= =========

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Form 10-Q" contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company, its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates, loss of deposits and loan demand to other financial institutions, substantial changes in financial markets, changes in real estate values and the real estate market, regulatory changes, unanticipated conversion expenses, increases in compensation and employee expenses, or unanticipated results in pending legal proceedings.

CRITICAL ACCOUNTING POLICIES

The notes to the consolidated financial statements contain a summary of the Company's significant accounting policies presented on page 16of the annual report for fiscal year 2001. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that it's critical accounting policies include determining the allowance for loan losses, ("ALL").

ALLOWANCE FOR LOAN LOSSES

The ALL is a significant estimate that can and does change based on management's assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. Management reviews the adequacy of the ALL on a monthly basis. This review is based on specific identified risks or anticipated losses in individual loans, a percentage factor based on the classification of certain loans, and managements' analysis of overall economic conditions such as employment, bankruptcy trends, property value changes and changes in delinquency levels.

Credits are evaluated individually based on degree of delinquency and/or identified risk ratings of special mention or worse. Credits with delinquency levels of less than 60 days and risk

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

ratings of satisfactory/monitor or better, are reviewed in the aggregate. Percentage factors applied to individual credits are based on risk rating, the type of credit and estimated potential losses in the event liquidation becomes necessary. Percentage factors applied to loans reviewed in the aggregate are based solely on the type of credit. Anticipated losses on other real estate owned are recognized immediately upon recording the asset.

The ALL also includes a component based on management's assumptions of changes in risk in non-quantifiable areas such as market conditions, property values, employment conditions and perceived changes in overall portfolio quality due to changes in concentration, underwriting changes and both national and regional trends.

External factors such as increases in unemployment, regional softness in property values, increasing national numbers in bankruptcy, unsecured delinquency and charge offs and internal factors such as the continuing increase in the commercial loan portfolio may result in larger losses in current economic conditions. Changes in loan concentration, delinquency and portfolio are addressed through the variation in percentages used in calculating the reserve for various types of credit as well as individual review of "high risk" credits and large loans.

FINANCIAL CONDITION

Total assets at June 30, 2002 were $488,548,401, an increase of $9,135,588 from September 30, 2001. The increase consisted primarily of the growth in cash and equivalents of $2,423,902 and investment securities of $19,109,813 partially offset by a decrease in net loans of $13,764,812. This decrease in loans is due to refinancing of the Company's loans by other institutions. Since the Company keeps most of its loans in its portfolio, as opposed to selling them on the secondary market, management has not been willing to lower rates to the same extent as some competitors. The consequence being, that some loans are being lost to competitors.

Total deposits were $376,595,460 at June 30, 2002, an increase of $8,115,871 since September 30, 2001.

LIQUIDITY

The Company's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At June 30, 2002, and September 30, 2001, cash and short-term interest-bearing deposits totaled $20.9 million and $18.5 million, respectively.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

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

CAPITAL RESOURCES

The following table presents Peoples Federal Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of June 30, 2002.
                                               At June 30, 2002
                                ------------------------------------------------
                                                Required for        To Be Well
                                    Actual   Adequate Capital(1) Capitalized (1)
                                -------------- ---------------------------------
                                 Amount   %     Amount     %     Amount     %
                               -------- ------ -------- ------- -------- -------
                                           (dollars in thousands)
Total risk-based capital (1)
  (to risk-weighted assets)     $40,512  20.3%  $15,945    8.0%   $19,931  10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)     $39,067  19.6%  $ 7,972    4.0%   $11,958   6.0%
Core Capital (1)
  (to adjusted tangible assets) $39,067  10.7%  $14,672    4.0%   $18,341   5.0%
Core Capital (1)
  (to adjusted total assets)    $39,067  10.7%  $ 7,336    2.0%    N/A       N/A
Tangible Capital (1)
  (to adjusted total assets)    $39,067  10.7%  $ 5,502    1.5%    N/A       N/A

(1) as defined by regulatory agencies

The following table presents First Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of June 30, 2002.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                               At June 30, 2002
                              --------------------------------------------------
                                                Required for      To Be Well
                                     Actual  Adequate Capital(1) Capitalized (1)
                              ------------------ -------------------------------
                                 Amount     %     Amount     %     Amount    %
                              ---------- ------- -------- ------- -------- -----
                                          (dollars in thousands)
Total risk-based capital (1)
  (to risk-weighted assets)      $11,570   18.2%  $5,100     8.0%  $6,375  10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)      $10,953   17.2%  $2,550     4.0%  $3,825   6.0%
Core Capital (1)
  (to adjusted tangible assets)  $10,953    9.6%  $4,549     4.0%  $5,686   5.0%
Core Capital (1)
  (to adjusted total assets)     $10,953    9.6%  $2,274     2.0%     N/A    N/A
Tangible Capital (1)
  (to adjusted total assets)     $10,953    9.6%  $1,706     1.5%     N/A    N/A

(1) as defined by regulatory agencies

SUMMARY OF RESULTS OF OPERATIONS

The Company had net income of $1,253,303 or $0.36 per share for the three months and $4,100,702 or $1.19 per share for the nine months ended June 30, 2002 as compared to $1,237,454 or $0.35 per share and $3,563,829 or $1.01 per share for the same periods in 2001. The increase was due primarily to higher net interest income due to a combination of higher volumes of both interest-bearing assets and liabilities, and lower rates. This increase in net interest income was partially offset by higher provision for loan losses due to higher delinquency and non-performing loans levels, and current economic factors.

NET INTEREST INCOME

Net interest income was $4,433,448 for the three months and $13,138,592 for the nine months ended June 30, 2002 as compared to $4,002,507 and $11,664,971 for the same periods ended 2001. Interest income decreased $1,544,958 to $25,183,027 for the nine-month period, due to lower rates earned on loans and investments. Interest expense decreased $3,048,579 to $12,014,435 due again to lower rates. Volumes of both interest-earning assets and interest-bearing liabilities rose during the period. However, since rates on deposits and borrowings fell at a faster rate than rates on loans and investments, interest expense decreased more than interest income, causing higher net interest income. Provision for loan loss increased $141,576 to

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

$259,090 for the nine months ended June 30, 2002, due to higher delinquency and non-performing loan levels, and current economic conditions.

The following table presents average balances and associated rates earned and paid for all interest-earning assets and interest-bearing liabilities for the nine months ended June 30, 2002 and 2001 (dollars in thousands).

                                  2002                      2001
                       ------------------------- ---------------------------
                        Average         Effective Average          Effective
                        Balance Interest   Rate   Balance Interest  Rate
                       -------- -------- ------- -------- -------- ---------
Loans                  $397,027 $22,942   7.70%  $389,546  $24,125   8.26%
Securities               43,193   1,561   4.82%    22,197    1,259   7.56%
Other                    21,413     680   4.23%    23,697    1,344   7.56%
                       -------- --------         --------- -------
Combined                461,633  25,183   7.27%   435,440   26,728   8.18%
                       -------- --------         --------- -------
NOW and savings
     deposits           154,890   1,883   1.62%   131,424    2,713   2.75%
Certificates of deposit 222,862   8,068   4.83%   231,609   10,159   5.85%
Borrowings               48,017   2,063   5.73%    45,879    2,191   6.37%
                       -------- --------         -----------------
Combined               $425,769  12,014   3.76%  $408,912   15,063   4.91%
                       -------- --------         --------- -------
Net interest income/
   interest rate spread         $13,169   3.51%            $11,665   3.27%
                                ======== =======           =======  ======

The following table illustrates the change in net interest income due to changes in rates and average volumes (in thousands).

                              Rate    Volume  Total
                           --------- ------- --------
Loans                       $(1,650)   $467  $(1,183)
Securities                     (188)    490      302
Other                          (544)   (120)    (664)
                           ---------  ------ --------
Total                        (2,382)    837   (1,545)
                           ---------  ------ --------
NOW and savings deposits     (1,468)    638     (830)
Certificates of deposit      (1,719)   (372)  (2,091)
Borrowings                     (239)    111     (128)
                           ---------  ------ --------
Total                        (3,426)    377   (3,049)
                           ---------  ------ --------
Net interest income          $1,044    $460   $1,504
                           =========  ====== ========

LOANS, NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE

The following table presents the composition of the loan portfolio at June 30, 2002 and September 30, 2001 (in thousands):

                                PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


                                   June 30, 2002     September 30, 2001
                              --------------------- --------------------
TYPE OF LOAN                      AMOUNT      %       AMOUNT     %
                              ----------- --------- ---------- ---------
Residential:                 (Dollars in thousands)
     Single family units        $319,163    80.2%    $336,919    81.7%
     2-4 family units              2,679     0.7%       3,243     0.8%
     Over 4 family units           1,237     0.3%       1,452     0.4%
Commercial real estate            23,116     5.8%      21,906     5.3%
Land acquisition and
     development                   1,692     0.4%       1,938     0.5%
Consumer and other loans          49,202    12.4%      46,177    11.2%
Loans on deposits                  1,068     0.3%         979     0.2%
                              ----------- -------- ----------- --------
                                 398,157   100.0%     412,614   100.0%
                              ----------- -------- ----------- --------
Less:
Undisbursed portion
     of loans                      3,732                5,262
Deferred loan fees and
     discounts                     2,488                1,829
                              -----------          -----------
                                   6,220                7,091
                              -----------          -----------
Total loans receivable           391,937              405,523
Allowance for losses
     on loans                      2,074                1,895
                               ----------          -----------
Net loans                       $389,863             $403,628
                               ==========           ==========


Non-performing assets at June 30, 2002 and September 30, 2001 are as follows (in thousands):

                                           June 30, 2002     September 30, 2001
Non-accruing loans                               $ 922                  $ 676
Loans contractually past due 90 days
     or more other than nonaccruing                109                     52
Real estate owned (REO)                            431                    117
Restructured loans                                 745                    517
                                           ------------           ------------
                                               $ 2,207                $ 1,362
                                           ============           ============


It is the Company's policy to carry REO at net realizable value. After repossession, appraised value is reduced for estimated repair and selling costs, and the net amount is the carrying value of the property. Any changes in estimated realizable value after the initial repossession, are charged to a specific loss reserve account for REO. The increase in non-accrual loans since September 30, 2001 is primarily due to increase in the 1 to 4 family portion of the loan portfolio, and management believes the increase has been appropriately considered in determining the

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

adequacy of the allowance for loan and REO losses at June 30, 2002. Management believes this increase is generally attributable to current economic conditions. There have been no significant changes in potential problem loans since September 30, 2001. Net charge-offs for the nine months ended June 30, 2002 are $79,964 and have been incurred approximately equally in the consumer loan and mortgage loan portfolios.

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

NON-INTEREST INCOME

The Company's non-interest income for the three and nine months ended June 30, 2002, was $479,637 and $1,612,096 as compared to $480,976 and $1,338,601 for the same periods one year ago. The increase was attributable to gains on sales of loans by First Savings Bank. The current low interest rate environment has encouraged mortgage loan refinancing, increasing the volume of loans being sold. Fees and service charges increased due to higher volumes of deposit accounts. These increases were partially offset by a slight decrease in trust income for People's Federal Savings Bank due to estate fees received on settlement of estates during the first quarter of last year that did not occur this year.

NON-INTEREST EXPENSE

Total non-interest expense for the three and nine months ended June 30, 2002 was $2,716,474 and $7,802,971 as compared to $2,440,454 and $7,196,904 for the same periods in 2001. Salaries and employee benefits increased $552,543 to $4,366,814 due to higher pension funding requirements this year, and the early termination of the Employee Stock Ownership Plan (ESOP), at First Savings.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

INCOME TAXES

Income tax expense increased to $2,617,925 from $2,125,325 due to higher pretax income. The effective tax rate for the nine months ended June 30, 2002 and 2001 was 39.0% and 37.4%.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The OTS has issued a regulation which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes. Institutions which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. Both Peoples Federal Savings Bank and First Savings Bank file Schedule CMR. However, results calculated from the June 30, 2002 Schedule CMR are not yet available from the OTS. Therefore, the tables presented below present the results of this analysis for Peoples Federal and First Savings as of March 31, 2002 and 2001. Under the regulation, institutions that must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk-based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets. Presented below as of March 31, 2002 and 2001 is an analysis performed by the OTS of Peoples Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point increments, up and down 200 basis points.

    Peoples Federal Savings Bank
   Interest Rate Risk As of March 31, 2002
 (dollars in thousands)
  Changes                   Market Value
  in Rates  $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+200 bp      44,165     (12,039)      -21%       11.81%      (257)
+100 bp      50,454      (5,751)      -10%       13.18%      (120)
   0 bp      56,205           -         -        14.38%         -
-100 bp      58,979       2,775         5%       14.89%        51
-200 bp        N/A         N/A         N/A         N/A        N/A

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

    Peoples Federal Savings Bank
    Interest Rate Risk As of March 31, 2001
 (dollars in thousands)
  Changes                     Market Value
  in Rates   $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
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


Presented below are the same tables for First Savings:

   First Savings Bank
    Interest Rate Risk As of March 31, 2002
 (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+200 bp           14,434      (1,348)        -9%       12.78%       (84)
+100 bp           15,317        (464)        -3%       13.37%       (25)
      0 bp        15,781           -           -       13.62%         -
 -100 bp          15,709         (72)         0%       13.45%       (17)
 -200 bp      N/A         N/A        N/A         N/A           N/A

   First Savings Bank
    Interest Rate Risk As of March 31, 2001
 (dollars in thousands)
  Changes                     Market Value
  in Rates   $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+200 bp       13,530        (459)        -3%       12.10%       (15)
+100 bp       13,916         (73)        -1%       12.31%         6
   0 bp       13,989           -           -       12.25%         -
-100 bp       13,659        (330)        -2%       11.86%       (39)
-200 bp       12,934      (1,055)        -8%       10.29%      (109)


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

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

Item 1.  Legal Proceedings
              None

Item 2.  Changes in Securities and Use of Proceeds
             None

Item 3.  Defaults Upon Senior Securities
             None

Item 4.  Submission of Matters to a Vote of Security Holders
             None.

Item 5.  Other information
             None

Item 6.  Reports on Form 8-K
             No reports on Form 8-K were filed during the three months ended June 30, 2002.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                                   SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized. Each of the undersigned signatures certifies pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) This Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information  contained in this Report fairly presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Registrant.



Date:    August 13, 2002                                 Maurice F. Winkler III
                                                        Chief Executive Officer


Date:  August 13, 2002                                     Deborah K. Stanger
                                                        Principal Financial and
                                                          Accounting Officer