Form 10-K
period 2002-09-30
PEOPLES BANCORP
filed 2002-12-20
CIK 869004

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

For Annual and Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2002
                     or
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to
          ________

                         Commission File Number 0-18991

                                 PEOPLES BANCORP
             (Exact name of registrant as specified in its charter)

       INDIANA                                                  35-1811284
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                         Identification Number)

212 West 7th Street, Auburn, Indiana                                     46706
-----------------------------------                                    --------
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (260) 925-2500
        Securities registered pursuant to Section 12(b) of the Act: None

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

     Aggregate market value of voting stock held by non-affiliates of the registrant, as of December 17, 2002: $56,239,289.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 17, 2002:

           3,446,802 shares of Common Stock, par value $1.00 per share

                      Documents Incorporated by Reference:

     Portions of the definitive Proxy Statement/Prospectus (Part III) and the Annual Report to Stockholders for the year ended September 30, 2002 (Parts II and IV).

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

Item 1.  Business

General

     The Company is an Indiana corporation organized in October 1990 to become the thrift holding company for Peoples Federal Savings Bank of DeKalb County ("Peoples Federal"). The Company is the sole shareholder of Peoples Federal. Peoples Federal conducts business from its main office in Auburn and its eight full-service offices located in Avilla, Columbia City, Garrett, Kendallville, LaGrange, Topeka and Waterloo, Indiana Peoples Federal offers a full range of retail deposit services and lending services to northeastern Indiana.

     Peoples Federal was founded in 1925 and chartered by the Federal Home Loan Bank Board ("FHLBB"), now the Office of Thrift Supervision ("OTS"), in 1937. Since that time, it has been a member of the Federal Home Loan Bank System ("FHLB System") and the Federal Home Loan Bank of Indianapolis ("FHLB of Indianapolis"), and its savings accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF"), as administered by the Federal Deposit Insurance Corporation (the "FDIC").

     On February 29, 2000 a merger was completed with Three Rivers Financial Corp. and its subsidiary First Savings Bank ("First Savings") of Three Rivers, Michigan. The Company became the sole shareholder of First Savings. First Savings conducts business from its main office in Three Rivers, Michigan, and its five full service offices in Union and Schoolcraft, Michigan, and Howe and Middlebury, Indiana.

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

     In December 2000, the Board authorized a stock repurchase program. Purchases of up to 300,000 shares of the Company's common stock may be made in open market or in privately negotiated transactions. As of September 30, 2002, the Company had repurchased 191,737 shares.

     The Board of Directors approved the Stock repurchase program because, in their opinion, the stock price was below the current value of the company. The Board and Management feel that the stock repurchase program enhances shareholder value by decreasing the number of shares outstanding and by providing another source to liquidate shares. Most shares are purchased at or below market value and the company retires any shares repurchased, this also reduces the amount of dividends paid. The repurchase plan also allows the company to efficiently deploy excess capital.

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

Interest Rate and Volume of Interest-Related Assets and Liabilities

     Both changes in interest rates and changes in the composition of the Banks' interest-earning assets and interest-bearing liabilities can have a significant effect on net interest income.

     For information regarding the total dollar amount of interest income from interest-earning assets, the average yields, the amount of interest expense from interest-bearing liabilities and the average rate, net interest income, interest rate spread, and the net yield on interest-earning assets, refer to page eight of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2002 Annual Report to Stockholders incorporated herein by reference.

     For information regarding the combined weighted average effective interest rate earned by the Banks on their loan portfolios and investments, the combined weighted average effective cost of the Banks' deposits and borrowings, the interest rate spread of the Banks, and the net yield on combined monthly weighted average interest-earning assets of the Banks on their loan portfolios and investments for the fiscal years ending September 30, 2002, 2001, and 2000 refer to page five of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2002 Annual Report incorporated herein by reference.

     For information concerning the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Banks' interest income and expense during the fiscal years ending September 30, 2002, 2001, and 2000 refer to page nine of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2002 Annual Report incorporated herein by reference.

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

     During the fiscal year ended September 30, 2002, the Banks originated $127,435,000 of residential loans of which $79,917,000 was five- to 30-year fixed-rate mortgages and $47,518,000 was adjustable-rate loans. The rates offered on the Banks' adjustable-rate residential mortgage loans are generally competitive with the rates offered by other thrift institutions in the Banks' market areas and are based upon the Banks' cost of funds and the rate of return the Banks can receive on comparable investments. Fixed-rate loans are originated only under terms and conditions and using documentation which would permit their sale in the secondary market and at rates which are generally competitive with rates offered by other financial institutions in the Banks' market areas.

     Set  forth  below  is  the  amounts  and   percentages  of  fixed-rate  and
adjustable-rate loans (which include consumer loans) in the Banks' portfolios at September 30, 2002, 2001, and 2000 (Dollars in thousands).

                        September 30,
--------------------------------------------------------------
       2002                 2001                 2000
--------------------- ------------------- --------------------
  Fixed    Adjustable   Fixed  Adjustable   Fixed   Adjustable
--------   ---------- -------- ---------- --------- ----------
$239,265    $153,346  $267,681  $144,600  $291,488   $106,941
  60.9%      39.1%      64.9%     35.1%     73.2%      26.8%

     The terms of the residential loans originated by the Banks range from one to 30 years. Experience during recent years reveals that as a result of prepayments in connection with refinancings and sales of the underlying properties, residential loans generally remain outstanding for periods substantially shorter than maturity of the loan contracts. At September 30, 2002, the average contractual maturity of the Banks' portfolios of fixed-rate loans was 8 years and 11 months, and 22 years and 1 month with respect to its portfolio of adjustable-rate loans.

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

Commercial Real Estate Loans

     The Banks also originate commercial real estate loans. From September 30, 2001, to September 30, 2002, commercial real estate loans generated by the Banks increased from $13,167,996 to $14,962,899, with the percentage of commercial real estate loans to total loans increasing from 3.20% to 3.80%. These loans consisted of construction and permanent loans secured by mortgages on mid-size commercial real estate and farms. Of these loans, approximately $8.5 million are secured by agricultural real estate. The terms of commercial real estate loans vary from loan to loan but are usually five-year adjustable-rate loans with terms of 20 to 25 years. The loan-to-value ratio of commercial real estate loans is generally 75% or less.

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

Loan Portfolio Cash Flows

     The following table sets forth the estimated maturity of the Banks' loan portfolios by type of loan at September 30, 2002. The estimated maturity reflects contractual terms at September 30, 2002. Contractual principal repayments of loans do not necessarily reflect the actual term of the Banks' loan portfolios. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of "due on sale" clauses. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

                             Due in     One Year   Due After
                             One Year   Through      Five
                              or Less  Five Years    Years    Total
                             -------- ----------- ---------- --------
                                        (In thousands)
Type of Loan:
Construction loans --
   Residential real estate   $ 7,412  $      -    $      -   $  7,412
   Commercial                      -         -           -          -
Real estate loans:
   Mortgage-residential       14,567    67,198     237,656    319,421
   Commercial                  2,262    12,644       5,964     20,870
Installment loans --
   Consumer                   19,607     9,513       1,335     30,455
   Commercial                 11,987     1,997         469     14,453
                            --------- ---------  ---------- ----------
         Total               $55,835   $91,352    $245,424   $392,611
                            ========= =========  ========== ==========


     The following table sets forth the total amount of loans due after one year from September 30, 2002, which have a fixed rate or an adjustable rate. (Dollars in thousands)

                 Loans Due
         October 1, 2003 and thereafter
---------------------------------------
        Fixed              Adjustable           Total at September 30, 2002
-------------------  ------------------      -----------------------------------
      $127,956              $208,820                      $336,776


Loan Portfolio Composition

     The following table sets forth the composition of the Banks' loan portfolios by type of loan at the dates indicated. The table includes a reconciliation of total net loans receivable, after consideration of undisbursed portion of loans, deferred loan fees and discounts, and allowance for losses on loans.

                                                                       At September 30
                                   2002                  2001                  2000                 1999                1998
                          ----------------------------------------------------------------------------------------------------------
TYPE OF LOAN                AMOUNT        %        AMOUNT       %       AMOUNT       %       AMOUNT       %        AMOUNT       %
                          ------------ --------  -----------  -------  ----------  -------  ----------  -------  ----------- -------
Residential:                                                        (Dollars in thousands)
     Single family units     $312,509    79.5%     $336,586    81.6%    $332,847    83.4%    $265,992    88.3%     $243,858    89.6%
     2-4 family units           2,954     0.8%        3,243     0.8%       3,263     0.8%       1,603     0.5%        1,610     0.6%
     Over 4 family units        3,485     0.9%        1,452     0.4%       3,018     0.8%       2,525     0.8%        2,687     1.0%
Commercial real estate         20,870     5.3%       21,906     5.3%      16,665     4.2%       9,392     3.1%        6,425     2.4%
Land acquisition and
     development                1,516     0.4%        1,938     0.5%       1,926     0.5%       1,251     0.4%        1,299     0.5%
Consumer and other loans       50,233    12.8%       46,177    11.2%      39,657    10.0%      19,861     6.6%       15,157     5.5%
Loans on deposits               1,044     0.3%          979     0.2%       1,052     0.3%         952     0.3%          973     0.4%
                          ------------ --------  -----------  -------  ----------  -------  ----------  -------  ----------- -------
                              392,611   100.0%      412,281   100.0%     398,428   100.0%     301,576   100.0%      272,009   100.0%
                          ------------ --------  -----------  -------  ----------  -------  ----------  -------  ----------- -------
Less:
Undisbursed portion
     of loans                   3,821                 5,262                4,341                2,307                 3,081
Deferred loan fees and
     discounts                  1,653                 1,829                2,002                1,394                 1,323
                          ------------           -----------           ----------           ----------           -----------
                                5,474                 7,091                6,343                3,701                 4,404
                          ------------           -----------           ----------           ----------           -----------
Total loans receivable        387,137               405,190              392,085              297,875               267,605
Allowance for losses
     on loans                   2,117                 1,895                1,650                1,005                   947
                          ------------           -----------           ----------           ----------           -----------
Net loans                    $385,020              $403,295             $390,435             $296,870              $266,658
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

     The Banks' mortgage loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. The loan committees of the Banks can approve residential and commercial loans ranging up to $500,000. The Banks' Boards of Directors must approve loans exceeding $500,000. The Banks utilize independent qualified appraisers approved by the Board of Directors to appraise the properties securing their loans and require title insurance or title opinions so as to insure that the Banks have a valid lien on the mortgaged real estate. The Banks require borrowers to maintain fire and casualty insurance on its secured properties.

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

The following table shows mortgage and other loan origination, purchase, and repayment activity for the Banks during the periods indicated:

                                                    Years Ended September 30
                                               ---------------------------------
                                                  2002       2001        2000
                                               ---------   ---------   ---------
                                                 (Dollars in thousands)
Mortgage loans originated
   for the purpose of:
     Construction-commercial                   $    365    $      -    $     90
     Construction-residential                    10,715      28,003      13,096
     Purchase/refinance-commercial                3,884       2,938       4,278
     Purchase/refinance-residential             109,247      87,517      72,772
Consumer and other loans originated              30,329      39,199      28,989
                                               ---------   ---------   ---------
   Total loans originated                       154,540     157,657     119,225
                                               ---------   ---------   ---------
Loans  acquired in merger with First Savings          -          -       73,381
                                               ---------   ---------   ---------
                                                154,540     157,657     192,606
                                               ---------   ---------   ---------
Loan credits:
    Loans sold
   Principal repayments                         172,416     144,191      98,962
                                               ---------   ---------   ---------
Other:
   Provision for losses on loans                    348         354         160
   Amortization of loan fees                       (680)       (557)       (337)
   Loan foreclosures, net                           731         476         256
                                               ---------   ---------   ---------
                                                    399         273          79
                                               ---------   ---------   ---------

     Total credits, net                         172,815     144,464      99,041
                                               ---------   ---------   ---------
Net increases (decreases) in mortgage and other
   loans receivable, net                       $(18,275)   $ 13,193    $ 93,565
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

     The following table reflects the amount of loans in delinquent status at September 30, 2002:

                                          Loans Delinquent For
                ------------------------------------------------------------------------
                      30-59 Days               60-89 Days            90 Days and Over
                ------------------------ ----------------------- -----------------------
                                Percent                 Percent                 Percent
                                of Loan                 of Loan                 of Loan
                Number  Amount  Category Number  Amount Category  Number Amount Category
                ------ -------- -------- ------ ------- -------- ------- ------ --------
Real estate:                             (Dollars in thousands)
  One to four      16    $ 951    0.30%     4     $286    0.09%    11    $ 653    0.21%
   family

   Other            -        -    0.00%     -        -    0.00%     2      133    0.51%

Consumer           27      319    0.62%    13       54    0.11%    12      118    0.23%
                ------ --------          ------ -------          ------  -------

   Total           43  $ 1,270    0.32%    17     $340    0.09%    25    $ 904    0.23%
                ====== ========          ====== =======          ======  =======


     The following table sets forth the Banks' nonperforming assets at the dates indicated:

                                              At September 30,
                           --------------------------------------------------
                             2002         2001      2000      1999      1998
                           ---------    -------   --------  -------  --------
                              (Dollars in thousands)
Nonaccrual loans             $  801       $676       $587     $474      $729
Loans past due 90 days and
    still accruing              106         52          7       64        23
                           ---------    -------   --------  -------  --------
                                907        728        594      538       752
Real estate owned, net
   of allowance                 489        117        165        -         -
                           ---------    -------   --------  -------  --------
Total nonperforming
   assets                    $1,396       $845       $759     $538      $752
                           =========    =======   ========  =======  ========


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

     The increase in non-accrual loans since September 30, 2001 is primarily from the 1 to 4 family portion of the loan portfolio, and management believes the increase has been appropriately considered in determining the adequacy of the allowance for loan and REO losses at September 30, 2002. Management believes this increase is generally attributable to current economic conditions. Along with the general nationwide economic recession, the local economy in Northern Indiana and Southern Michigan has experienced a general slowdown as well. The local economy in the areas in which the Company operates is somewhat dependent upon the automobile industry which has experienced a slowdown and this slowdown has trickled down to several other aspects of the local economy. There have been no significant changes in potential problem loans since September 30, 2001. Net charge-offs for the years ended September 30, 2002 and 2001 were $125,249 and $109,097, respectively, and have been incurred primarily in the consumer loan portfolio.

     Interest income that would have been recognized for the year ended September 30, 2002, if nonaccrual loans had been current in accordance with their original terms, approximated $25,000. Interest income recognized on such loans for the year ended September 30, 2002, approximated $13,000. At September 30, 2002 the Banks had loans that were deemed impaired in accordance with Statement of Financial Accounting Standards No. 114 totaling $2,117,634.

     Federal regulations require savings associations to review their assets on a regular basis and to classify them as: special mention; substandard; doubtful and loss. Loans classified as special mention, are loans which currently do not expose the Banks to an unusual risk of loss but based on information available require the attention of management. This classification usually includes loans secured by unusual collateral, loans with documentary items that are being addressed by counsel, and relatively large loans where the borrower has had a history of delinquent payments and the collateral has a cashflow shortfall, however, the borrower has continued to service the debt. It is the Company's policy to reserve 5% of the loan balance for loans classified as special mention.

     Loans classified as substandard or doubtful generally represent balances where the borrower has made several late payments and is unable to bring the loan current. Substandard loans generally represent situations where the borrower is attempting to resolve the delinquency in the normal course of business (i.e., sale of the property or infusion of additional capital). Substandard loans are reserved at 20% of the loan balance. Loans classified as doubtful represent situations where the borrower has been unsuccessful in attempts to resolve the delinquency in the normal course of business. Doubtful loans involve a greater degree of uncertainty regarding estimate of loss, and the company reserves 50% of the loan balance.

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

     As of September 30, 2002, loan balances were classified by the Banks as follows:

             Loss            $       -0-
             Doubtful                -0-
             Substandard      2,482,282
             Special Mention  2,587,297

Allowance for Losses on Loans

     The allowances for loan losses represent amounts available to absorb inherent losses in the loan portfolios. The allowance is based on management's continuing review of the portfolios, historical charge-offs, current economic conditions, and such other factors, which in management's judgment deserve recognition in estimating possible losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgment about the information available to them at the time of their examination. Provisions for losses are charged to earnings to bring the allowance to levels considered necessary by management. Losses are charged to the allowance when considered probable. As of September 30, 2002 allowance for losses on loans was $2,117,400. The Banks' management believes that the allowance is adequate to absorb known and inherent losses in the portfolios. No assurance can be given, however, that economic conditions which may adversely affect the Banks' markets or other circumstances will not result in additions to the allowance for loan and real estate owned losses.

     The allowances for loan and real estate owned losses represent amounts available to absorb losses inherent in the portfolio. Such allowances are based on management's continuing review of the portfolios, historical charge-offs, current economic conditions, and such other factors, which in management's
judgment  deserve  recognition  in  estimating  losses.  In  addition,   various
regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowances based on their judgment about the information available to them at the time of their examination. Provisions for losses are charged to earnings to bring the allowances to levels considered necessary by management. Losses are charged to the allowances when considered probable, or in the case of REO, at the time of repossession. Overall, the general composition of the loan portfolio has remained similar to the prior year with no significant shift of risk between components of the loan portfolio that would impact the calculation of the allowance for loan losses. Management believes that the allowances are adequate to absorb known and inherent losses in the portfolio. No assurance can be given, however, that economic conditions which may adversely affect the Company's markets or other circumstances will not result in future losses in the portfolio.

     The following table presents an allocation of the Banks' allowance for loan losses at the dates indicated and the percentage of loans in each category to total loans.

                                                                             September 30,
                                    2002            2001           2000              1999            1998
                             ---------------- --------------- ---------------- --------------- ----------------
                              Amount    %      Amount    %     Amount     %     Amount      %    Amount     %
                             -------- ------- -------- ------ -------- ------- -------- ------- -------  ------
Balance at end of                                          (Dollars in thousands)
period applicable to:
Residential Mortgage Loans    $1,361    81.2%    $ 910  82.4%   $1,122   84.2%  $  869    88.7%   $742    91.5%
Commercial Real Estate Loans     404     5.7%      527   6.2%      101    5.5%      76     4.4%    121     2.6%
Consumer Loans                   294    13.1%      342  11.4%      196   10.3%      60     6.9%     84     5.9%
Unallocated                       58               116             231               -               -
                             -------- -------  ------- ------ --------- ------- -------  ------- ------  ------
Total                         $2,117   100.0%   $1,895 100.0%   $1,650  100.0%  $1,005   100.0%   $947   100.0%
                             ======== =======  ======= ====== ========= ======= =======  ======= ======  ======

     The following table is a summary of activity in the Banks' allowance for loan losses for the periods indicated.

Summary of Loan Loss Experience               Years ended September 30,
                                      ------------------------------------------
                                        2002     2001     2000    1999    1998
                                      -------- -------- -------- ------- -------
Balance of loan loss allowance at     (Dollars in Thousands)
     beginning of year                 $1,895   $1,650   $1,005   $  947   $886
      Allowance acquired in merger          -        -      562        -      -
       Charge-offs
          Residential                      36        4        -        -      -
          Commercial real estate            -        -        -        -      -
          Commercial                        -        -        -        -      -
          Consumer                        118      139      118       53     47
                                      -------- -------- -------- -------- ------
               Total Charge-offs          154      143      118       53     47
                                      -------- -------- -------- -------- ------
        Recoveries
          Residential                       -        -        -        -      -
          Consumer                         28       34       41       22     33
                                      -------- -------- -------- -------- ------
               Total Recoveries            28       34       41       22     33
                                      -------- -------- -------- -------- ------
          Net Charge-offs (Recoveries)    126      109       77       31     14
Provision for loan losses                 348      354      160       89     75
                                      -------- -------- -------- -------- ------
Balance of loan loss allowance at
     end of year                       $2,117   $1,895   $1,650   $1,005   $947
                                      ======== ======== ======== ======== ======
Ratio of net charge-offs to average
     loans outstanding                   0.03%    0.03%    0.02%    0.01%  0.01%

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

     The carrying values of the Banks' investment securities, including its liquid assets, as of the dates indicated are presented in the following table.

                                               At September 30,
                                       -----------------------------
                                         2002      2001      2000
                                       --------- --------- ---------
Interest-bearing deposits and              (Dollars in thousands)
     certificates of deposit (1)        $30,995   $13,029   $11,937
U.S. government and federal
     agency securities
     Held to maturity                         -       500       500
     Available for sale                  36,713    13,346     8,474
Mortgage backed securities
     Held to Maturity                     6,848     5,139     9,092
     Available for sale                  13,504    10,354     1,601
Stock in FHLB of Indianapolis             4,405     4,392     4,234
Other
     Held to maturity                       295       635       684
     Available for sale(2)                4,679     5,912     8,129
                                       --------- --------- ---------
          Total investments             $97,439   $53,307   $44,651
                                       ========= ========= =========
---------------------------------------
     (1) In interest-bearing accounts at FHLB of Indianapolis $27,175; In insured certificates of deposit $3,820 at September 30, 2002 In interest-bearing accounts at FHLB of Indianapolis $9,574; In insured
          certificates   of  deposit   $3,456  at   September   30,   2001;   In
          interest-bearing accounts at FHLB of Indianapolis $8,773; In insured certificates of deposit $3,164 at September 30, 2000;
     (2) Van Kampen Prime Income Fund $2,146, Van Kampen Senior Income Trust $1,160, State and Municipal obligations $1,668 at September 30, 2002; Van Kampen Prime Income Fund $2,409, Van Kampen Senior Income Trust $1,269, State and Municipal obligations $2,869 at September 30, 2001; Van Kampen Prime Income Fund $2,407, Van Kampen Senior Income Trust
          $1,540,   Nuveen  Senior   Income  Fund  $158,   State  and  Municipal
          obligations $4,707 at September 30, 2000;

     The  following  table  sets  forth   information   regarding  the  maturity
distribution of investment securities at September 30, 2002, and the weighted average yield on those securities.

                                                             At September 30, 2002
                                        --------------------------------------------------------
                                              Available for Sale          Held to Maturity
                                        ---------------------------- ---------------------------
                                                  Weighted Approximate        Weighted Approximate
                                        Amortized  Average    Fair   Amortized Average     Fair
Maturity Distribution at September 30:    Cost      Yield     Value    Cost    Yield      Value
                                        --------- -------- --------- -------- -------- ---------
                                                            (Dollars in thousands)
Due in one year or less                  $   206    4.72%   $   207   $   60    5.83%   $   60
Due after one through five years          26,418    4.97%    26,853      210    5.64%      212
Due after five through ten years          10,878    5.96%    11,026       25    6.50%       25
                                        ---------          --------- --------          --------
                                          37,502             38,086      295               297
Mortgage-backed securities                13,338    6.42%    13,504    6,848    4.88%    6,960
Marketable equity securities               4,453              3,306        -                 -
                                        ---------          --------- --------          --------
                  Total                  $55,293            $54,896   $7,143            $7,257
                                        =========          ========= ========          ========

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

     For information on the amounts of certificate accounts at September 30, 2002, maturing during the next five years and thereafter see Note 6 of Notes to Consolidated Financial Statements on page 21 of the Company's 2002 Annual Report to Stockholders.

     The following table lists maturities of certificates of deposits where the balance of the certificate exceeds $100,000 for the periods indicated. None of these certificates were brokered deposits.

                         At September 30,
                        ------------------------
                           2002
                        ------------
                   (Dollars In thousands)
3 months or less           $ 10,834
3-6 months                    4,771
6-12 months                   5,763
over 12 months               14,528
                        ------------
Total                      $ 35,896
                        ============


Borrowings

     As members of the FHLB System and the FHLB of Indianapolis, the Banks are eligible to arrange borrowings or advances for various purposes and on various terms. As of September 30, 2002, 2001 and 2000 the Banks had outstanding advances to the FHLB of Indianapolis of $59,100,000, $45,092,965, and
$47,182,393, respectively. See page 21 of the Company's 2002 Annual Report to Stockholders for the maturity breakdown of these long-term instruments.

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

                                              Years Ended September 30
                                          -------------------------------
                                            2002       2001       2000
                                          --------  ----------  ---------
                                                  (Dollars in thousands)
Average balance of short-term borrowings    $2,885     $1,068     $5,859
Highest month-end balance of total
     short-termborrowings                    5,131      4,384      7,568
Weighted average interest rate of total
     short-termborrowings                     2.39%      3.45%      5.28%

                                                      At September 30
                                          -------------------------------
                                            2002        2001      2000
                                          ---------  ---------  ---------
Reverse Repurchase agreements                3,193      4,384          -
                                          ---------  ---------  ---------
Total short-term borrowings                 $3,193     $4,384     $    -
                                          =========  =========  =========
Weighted average interest rate                1.98%      3.45%      0.00%


Trust Department

     In October 1984, the FHLB of Indianapolis granted full trust powers to Peoples Federal, one of the first savings institutions in Indiana to be granted such powers. As of September 30, 2002, Peoples Federal's trust department assets totaled approximately $57,779,000 including self-directed Individual Retirement Accounts ("IRA's"), and it was offering a variety of trust services including estate planning. As of that date, the trust department was administering approximately 540 trust accounts, including estates, guardianships, revocable and irrevocable trusts, testamentary trusts, and self-directed IRA accounts. The trust department also offers and administers self-directed IRA's and Simplified Employee Pension IRA's for small businesses. The trust department provides a needed service to the communities served by Peoples Federal, as well as generating fee income which is largely unaffected by interest rate fluctuations.

Non-Bank Subsidiary

     Peoples Financial Services, Inc. ("PFSI") was organized in 1977 under the laws of the State of Indiana. It is wholly owned by Peoples Federal and conducts a general insurance business within the State of Indiana under the name of Peoples Insurance Agency. During fiscal years ended September 30, 2002 and 2001, PFSI recorded total income of $57,255 and 61,714, respectively, with net income for such periods amounting to $8,322 and $8,527, respectively.

     Alpha Financial was organized under the laws of the state of Michigan in 1975 as a wholly owned subsidiary of First Savings. First Savings' investment in Alpha Financial was $180,584 at September 30, 2002. The assets of Alpha
Financial consist of cash and stock in MIMLIC Life Insurance Company, which reinsures credit life insurance policies written on the lives of borrowers of various financial institutions.

Discount Brokerage Services

     Since 1985, Peoples Federal has offered discount brokerage services to its customers. In 1996, this service was moved to the service corporation and was offered through U.S. Clearing Corp. Prior to 1996, another vendor was used. This service also reduces the expenses of securities transactions for the various trust accounts administered by the trust department and provides customers with a convenient and inexpensive means of conducting brokerage transactions. During 2002, this service was discontinued.

Employees

     As of September 30, 2002, the Banks employed 145 persons on a full-time basis and 21 persons on a part-time basis. The Banks' employees are not represented by any collective bargaining group, and management considers its relations with its employees to be excellent. The holding company has no employees.

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

Recent Legislation

     Sarbanes-Oxley. The Sarbanes-Oxley Act requires audit committees to be directly responsible for the appointment, compensation and oversight of the Company's public accounting firm, including the resolution of disagreements between management and the auditor regarding financial reporting. The auditors are required to report directly to the audit committee, and members of the audit committee must be truly independent unless the SEC grants an exemption. If the audit committee does not include a financial expert, the absence of such expert must be disclosed. Audit committees are required to adopt written procedures to receive and address complaints regarding accounting, internal controls and auditing issues, including procedures to maintain the confidentiality of whistle blowers.

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

Regulation of the Banks

     Federal Home Loan Bank System. The Banks are members of the FHLB System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As members of the FHLB of Indianapolis, the Banks are required to acquire and hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (i.e., borrowings) from the FHLB of Indianapolis, whichever is greater. The Banks were in compliance with this requirement with an investment in FHLB of Indianapolis stock at September 30, 2002, of $4,405,000.

     The FHLB of Indianapolis serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members secured by certain prescribed collateral in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Indianapolis. Long-term advances may only be made for the purpose of providing funds for residential housing finance. Members must meet standards of community investment or service established by the FHLB of Indianapolis in order to maintain continued access to long-term advances. As of September 30, 2002, the Banks had advances totaling $59,100,000 outstanding. See "Business of the Company--Deposit Activity and Other Sources of Funds" and "--Borrowings."

     Liquidity Requirements. Under OTS regulations, a savings association is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations, and certain other investments) in each calendar quarter sufficient to ensure its safe and sound operation. The Banks maintain liquid assets in compliance with these regulations. Monetary penalties may be imposed upon an institution for violations of liquidity requirements.

     Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a "domestic building and loan association" in section 7701 of the Internal Revenue Code of 1986, as amended (the "Code"). If the Banks maintain an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association, it will continue to enjoy full borrowing privileges from the FHLB. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of September 30, 2002, the Banks were in compliance with their QTL requirements and met the definition of a domestic building and loan association.

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

     At September 30, 2002, the Banks exceeded all regulatory minimum capital requirements as indicated in Note 16, page 25 of the Company's Annual Report to Stockholders.

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

     The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of September 30, 2002, SAIF members paid within a range of 0 cents to 23 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), the Bank pays, in addition to its normal deposit insurance premium as a member of the SAIF an amount equal to approximately 6.4 basis points toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Bank Insurance Fund ("BIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 1.3 basis points. Under the Act, the FDIC also is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Effective January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Act also provided for the merging of the BIF and the SAIF by January 1, 1999, provided there were no financial institutions still chartered as savings associations at that time. Although legislation to eliminate the savings association charter had been proposed at January 1, 1999, financial institutions such as the Banks were still chartered as savings associations.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $54.0 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 2002, the Banks met their reserve requirements.

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

     The Federal Reserve Board issued for public comment, in October 2002, proposed amended regulations applicable to transactions between affiliates. The Company does not believe that these proposed regulations, if adopted by the Federal Reserve Board, will have any material effect upon the business or operations of the Company.

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

Item 2.  Properties

     Peoples Federal owns nine full-service banking offices located in Avilla, Auburn, Columbia City, Garrett, Kendallville, LaGrange, Topeka, and Waterloo, Indiana.

     The following table provides certain information with respect to Peoples Federal's full-service offices at September 30, 2002:

         Full Service                Date         Net Book
            Offices                 Opened       Value (1)
------------------------------------------------------------
                                      (Dollars in thousands)
Main Office, Auburn                      1973         $ 114
Avilla                                   1980            98
Garrett                                  1972            65
Columbia City-Downtown                   1971           110
Columbia City-North                      1998           501
Kendallville                             1941           402
LaGrange                                 1972           138
Waterloo                                 2000           971
Topeka                                   2002           510

(1) Of real estate at September 30, 2002.

     The total net book value of Peoples Federal's premises and equipment at September 30, 2002, was $3.7 million.

     First Savings Bank owns six full-service banking offices located in Three Rivers, Union, and Schoolcraft, Michigan and Howe and Middlebury, Indiana.

     The following table provides certain information with respect to First Saving's full service offices at September 30, 2002.

        Full Service                Date         Net Book
            Offices                 Opened       Value (1)
------------------------------------------------------------
                                   (Dollars in thousands)
Main Office, Three Rivers                1981           717
Schoolcraft                              1971            67
Union                                    1988           209
Three Rivers, branch                     1988            75
Howe                                     1998           359
Middlebury                               1998           642

(1) Of real estate at September 30, 2002.

     The total net book value of First Savings' premises and equipment at September 30, 2002 was $2.3 million.

Item 3.  Legal Proceedings

     There are no material pending legal proceedings to which the Company, the Banks or any subsidiary is a party or to which any of their property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

    Not Applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Reference is made to page 2 of the Company's Annual Report to Stockholders, for the year ended September 30, 2002 for the information required by this Item, which is hereby incorporated by reference.

Item 6.  Selected Financial Data

     Reference is made to page 3 of the Company's Annual Report to Stockholders for the year ended September 30, 2002, for the information required by this Item, which is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Reference is made to pages 4 to 12 of the Company's Annual Report to Stockholders for the year ended September 30, 2002, for the information required by this Item, which is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Reference is made to page 6 of the Company's Annual Report to Stockholders for the year ended September 30, 2002, for the information required by this item, which is hereby incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

     Reference is made to pages 13 to 31 of the Company's Annual Report to Stockholders for the year ended September 30, 2002 for the information required by this Item, which is hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

    None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Reference is made to the section captioned "The Peoples Bancorp Annual Meeting-Election of Directors" in the Company's Proxy Statement dated December 10, 2002 for the information required by this Item, which is hereby incorporated by reference.

Item 11.  Executive Compensation

     Reference is made to the section captioned "The Peoples Bancorp Annual Meeting-Compensation of Executive Officers" in the Company's Proxy Statement dated December 10, 2002 for the information required by this Item, which is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Reference is made to the section captioned "The Peoples Bancorp Annual Meeting-Securities Ownership of Certain Beneficial Owners in the Company's Proxy Statement dated December 10, 2002 for the information required by this Item which is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

     Reference is made to the section captioned "The Peoples Bancorp Annual Meeting-Transactions with Certain Related Persons" in the Company's Proxy Statement dated December 10, 2002 for the information required by this Item, which is hereby incorporated by reference.


Item 14. Controls and Procedures

     The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities
Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

Item 15.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

     (a) The following consolidated financial statements of Peoples Bancorp and Its Wholly-owned Subsidiaries, included in the Annual Report to Stockholders of the registrant for the year ended September 30, 2002 are filed as part of this report:

          1.   Financial Statements

          o    REPORT OF BKD LLP, INDEPENDENT ACCOUNTANTS PAGE 12.
          o CONSOLIDATED BALANCE SHEET - AS OF SEPTEMBER 30, 2002, AND 2001 PAGE 13.
          o CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001, AND 2000 PAGE 14.

          o CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001, AND 2000 PAGE 15.

          o    CONSOLIDATED   STATEMENT  OF  CASH  FLOWS  FOR  THE  YEARS  ENDED
               SEPTEMBER 30, 2002, 2001, AND 1999 PAGE 16.

          o    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS PAGES 17-31.

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

13             Annual Report to Stockholders

22             Subsidiaries of the Registrant

23             Consent of Auditors

99.1           Officer Certification

99.2           Officer Certification
---------------------------------
     (1)  Incorporated  by reference  to Exhibit  bearing the same number in the
Company's   Registration  Statement  of  Form  S-4  (33-37343)  filed  with  the
Securities and Exchange Commission on October 17, 1990.

     (2) Incorporated by reference to Exhibit bearing the same number in the Company's Annual Report on form 10-K for the year ended September 30, 1991.

     (3) Incorporated by reference to Exhibit bearing the same number in the Company's Annual Report on form 10-K for the year ended September 30, 1992.

     (b) There were no reports on Form 8-K filed for the period June 1, 2002 through September 30, 2002.

The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission including the Company. That address is http://www.sec.gov.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PEOPLES BANCORP

December 17, 2002            \s\Roger J. Wertenberger
                             Chairman of the Board,
                             and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 17, 2002            \s\Roger J. Wertenberger,
                             Chairman of the Board,
                             and Director

December 17, 2002            \s\Maurice F. Winkler III,
                             President, Chief Executive Officer
                             and Director

December 17, 2002            \s\Deborah K. Stanger
                             Vice President-Chief Financial Officer

December 17, 2002            \s\G. Richard Gatton, Director

December 17, 2002            \s\Bruce S. Holwerda, Director

December 17, 2002            \s\Erica D. Dekko, Director

December 17, 2002            \s\Douglas D. Marsh, Director

December 17, 2002            \s\Stephen R. Olson, Director

December 17, 2002            \s\John C. Thrapp, Director

                                  CERTIFICATION

I, Maurice F. Winkler III, President-Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Peoples Bancorp, Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 17, 2002
                                      \s\Maurice F. Winkler III
                                      President-Chief Executive Officer

                                  CERTIFICATION

I Deborah K. Stanger, Vice President-Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Peoples Bancorp, Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 17, 2002
                                       \s\Deborah K. Stanger
                                       Vice President-Chief Financial Officer

                                   EXHIBIT 22



                         SUBSIDIARIES OF THE REGISTRANT


Name of Subsidiary                          State of Incorporation
------------------------------------        -----------------------
Peoples Federal Savings
Bank of DeKalb County                      United States of America

and its subsidiary

Peoples Financial Services Inc.                  Indiana


First Savings Bank
Federal Savings Bank                       United States of America

And its subsidiary

Alpha Financial                                  Michigan

                                  Exhibit 99.1



              Certification Pursuant to Section 1350 of Chapter 63
                      of Title 18 of the United States Code


     I, Maurice F. Winkler III, Chief Executive Officer of Peoples Bancorp, certify that (i) the Form 10-K for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-K for the period ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Peoples Bancorp.





                                                 \s\Maurice F. Winkler III
                                                 Chief Executive Officer

                                  Exhibit 99.2


              Certification Pursuant to Section 1350 of Chapter 63
                      of Title 18 of the United States Code


     I, Deborah K. Stanger, Chief Financial Officer of Peoples Bancorp, certify that (i) the Form 10-K for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-K for the period ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Peoples Bancorp.



                                                   \s\Deborah K. Stanger
                                                   Chief Financial Officer