Form 10-Q
period 2002-12-31
PEOPLES BANCORP
filed 2003-02-12
CIK 869004

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



December 31,2002                                                Commission
                                                           File Number 000-18991

                                 PEOPLES BANCORP
                             212 WEST SEVENTH STREET
                                AUBURN, IN 46706


 Indiana                                                        35-1811284
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                            Identification Number)


Registrant's telephone number, including area code:               (260) 925-2500
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
     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Common stock, par value $1 per share                3,446,760 shares
------------------------------------                ----------------
            (Title of class)                  (Outstanding at February 12, 2003)

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                                                                           Page
                                                                          Number

Part I   Financial Information:

  Item 1.  Consolidated Condensed Financial Statements

       Consolidated Condensed Balance Sheets
       as of December 31, 2002 and September 30, 2002..........................3
       Consolidated Condensed Statements of Income for the three
       months ended December 31, 2002 and 2001.................................4

       Consolidated Condensed Statements of Comprehensive Income for
       the three months ended December 31, 2002 and 2001.......................5

       Consolidated Condensed Statements of Cash Flows for the
       three months ended December 31, 2002 and 2001...........................6

       Notes to Consolidated Condensed Financial Statements....................7

   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................8-15

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....15-17

   Item 4.  Controls and Procedures........................................17-18

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

Signatures....................................................................20

Officer Certifications.....................................................21-22

                          PART I. FINANCIAL INFORMATION

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                       ASSETS
                                                   December 31,   September 30,
                                                       2002            2002
                                                  --------------  --------------

Cash and due from financial institutions           $  8,792,684    $  8,402,527
Short-term interest-bearing deposits                 25,789,437      27,175,394
                                                  --------------  --------------
    Total cash and cash equivalents                  34,582,121      35,577,921
Interest-bearing time deposits                        3,175,140       3,820,047
Securities available for sale                        62,868,000      54,896,043
Securities held to maturity (approximate market
   value $7,063,063 and $7,256,626)                   6,996,829       7,142,556
Loans:
     Loans                                          379,842,282     387,137,164
     Less: Allowance for loan losses                  2,092,540       2,117,400
                                                  --------------  --------------
     Net loans                                      377,749,742     385,019,764
Loans held for sale                                   1,979,050       1,298,750
Premises and equipment                                6,036,421       6,120,007
Federal Home Loan Bank of Indianapolis stock,
     at cost                                          4,405,000       4,405,000
Goodwill                                              2,330,198       2,330,198
Other intangible assets                                 712,206         746,668
Other assets                                          4,878,953       5,103,301
                                                  --------------  --------------
    Total assets                                   $505,713,660    $506,460,255
                                                  ==============  ==============

                    LIABILITIES

NOW and savings deposits                           $158,633,596    $157,508,695
Certificates of deposit                             220,079,668     222,427,776
                                                  --------------  --------------
     Total deposits                                 378,713,264     379,936,471
Reverse repurchase agreements                         4,301,392       3,192,774
Federal Home Loan Bank advances                      58,100,000      59,100,000
Other liabilities                                     2,743,749       3,384,813
                                                  --------------  --------------
    Total liabilities                               443,858,405     445,614,058
                                                  --------------  --------------

           COMMITMENTS AND CONTINGENCIES

                STOCKHOLDERS' EQUITY

Preferred stock, par value $1;
    Authorized and unissued--5,000,000 shares               -               -
Common stock, par value $1;
    Authorized--7,000,000 shares:
    Issued and outstanding--3,446,760 and
         3,447,186 shares                             3,446,760       3,447,186
Additional paid-in capital                            7,853,244       7,860,745
Retained earnings                                    50,734,953      49,785,154
Accumulated other comprehensive income                 (164,479)       (227,098)
Unearned RRP shares                                     (15,223)        (19,790)
                                                  --------------  --------------
    Total stockholders' equity                       61,855,255      60,846,197
                                                  --------------  --------------
    Total liabilities and stockholders' equity     $505,713,660    $506,460,255
                                                  ==============  ==============

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                  Three months ended
                                                     December 31,
                                                  2002           2001
                                               ------------   ------------
Interest Income:
    Loans                                       $7,110,032     $7,930,080
    Securities                                     673,859        495,251
    Other interest and dividend income             249,343        248,882
                                               ------------   ------------
                                                 8,033,234      8,674,213
                                               ------------   ------------
Interest Expense:
     NOWand savings deposits                       425,102        683,658
     Certificates of deposit                     2,174,669      2,954,763
     Short-term borrowings                          18,617         24,435
     Federal Home Loan Bank advances               805,200        687,919
                                               ------------   ------------
                                                 3,423,588      4,350,775
                                               ------------   ------------
Net Interest Income                              4,609,646      4,323,438
     Provision for losses on loans                 206,485        143,623
                                               ------------   ------------
Net Interest Income After Provision
      for Losses on Loans                        4,403,161      4,179,815
                                               ------------   ------------
Other Income:
    Trust income                                    62,435         45,724
     Loan servicing                                 50,946         38,987
     Net gains on sale of loans                    179,812        148,242
     Net gains on sale of securities                31,388              -
    Fees and service charges                       244,346        247,640
    Other income                                   115,822        101,553
                                               ------------   ------------
                                                   684,749        582,146
                                               ------------   ------------
Other Expense:
    Salaries and employee benefits               1,512,337      1,404,150
    Net occupancy expenses                         185,067        197,167
    Equipment expenses                             229,863        196,372
    Data processing expense                        232,871        182,365
    Deposit insurance expense                       15,918         16,783
    Other expenses                                 562,311        520,967
                                               ------------   ------------
                                                 2,738,367      2,517,804
                                               ------------   ------------
Income Before Income Tax                         2,349,543      2,244,157
     Income tax expense                            848,250        846,050
                                               ------------   ------------
Net Income                                      $1,501,293     $1,398,107
                                               ============   ============

Basic Income Per Common Share                       $ 0.44         $ 0.40
Diluted Income Per Common Share                     $ 0.43         $ 0.40

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                            Three Months Ended
                                                               December 31,
                                                          ---------------------
                                                             2002       2001
                                                          ----------- ---------

Net Income                                               $1,501,293  $1,398,107

Other comprehensive income, net of tax
 Unrealized gains (losses) on securities available for sale:
 Unrealized gains (losses) arising during the period, net of
 income tax expense (benefit) of $28,639 and $(206,826)     (43,664)   (315,330)

Less:  Reclassification adjustment for gains included in net
 income net of income tax of ($12,433)                       18,955           -
                                                         ----------- ----------
                                                           (62,619)   (315,330)
                                                         ----------- ----------
Comprehensive income                                     $1,438,674  $1,082,777
                                                         =========== ==========

See notes to consolidated condensed financial statements

                                PEOPLES BANCORP
                               AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Three Months Ended
                                                          December 31,
                                                  ------------------------------
                                                     2002              2001
                                                  ------------     -------------
Operating Activities:
  Net income                                      $ 1,501,293       $ 1,398,107
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Provision for loan losses                         206,485           143,623
    Depreciation and amortization                     188,703           185,391
    Amortization of premiums and discounts on
      investment securities                           163,028            29,375
    Amortization of deferred loan fees               (192,388)         (205,047)
     Loans  originated for sale                    (9,227,320)       (6,837,325)
     Proceeds from sales of loans                   8,726,832         6,724,067
      Net (gain) loss on sales of loans              (179,812)         (148,242)
  Change in:
    Deferred income tax                               188,506           156,193
    Interest receivable                               (92,223)          307,300
    Interest payable                                  (96,146)          (70,827)
  Other adjustments                                  (531,110)       (1,077,692)
                                                  ------------     -------------
         Net cash provided by operating activities    655,848           604,923
                                                  ------------     -------------
Investing Activities:
  Net change in  interest-bearing time deposits       644,907          (462,056)
  Purchases of investment securities held to maturity       -                 -
  Purchases of investment securities avilable for (15,520,050)       (5,569,361)
  Proceeds from maturities of investment
    securities held to maturity                      (521,875)          992,414
   Proceeds from maturities of securities available 7,493,053           859,338
   Proceeds from sale of securities available for sale667,198         1,000,000
  Net change in mutual funds                            6,762          (171,170)
  Net change in loans                               7,481,120         1,855,624
  Purchases of premises and equipment                (106,408)         (141,816)
   Proceeds from sales of real estate owned           145,998                 -
   Purchase of FHLB stock                                   -                 -
                                                  ------------     -------------
         Net cash used by investing activities        290,705        (1,637,027)
                                                  ------------     -------------
Financing Activities:
  Net change in:
     NOW and savings accounts                       1,101,234        15,175,906
     Certificates of deposit                       (2,348,109)       (1,946,383)
     Short-term borrowings                          1,108,618          (720,565)
     Advances by borrowers for taxes and insurance   (244,619)         (279,564)
  Proceeds from advances from FHLB                          -         2,000,000
  Payments on advances from FHLB                   (1,000,000)       (2,000,000)
  Cash dividends                                     (551,550)         (525,952)
  Repurchase of common stock                           (7,927)         (157,912)
                                                  ------------     -------------
         Net cash provided by financing activities (1,942,353)       11,545,530
                                                  ------------     -------------
Net Change in Cash and Cash Equivalents              (995,800)       10,513,426
Cash and Cash Equivalents, Beginning of Period     35,577,921        18,482,607
                                                  ------------     -------------
Cash and Cash Equivalents, End of Period          $34,582,121       $28,996,033
                                                  ============     =============

Additional Cash Flows and Supplementary Information:
   Interest paid                                  $ 3,410,210       $ 4,421,602
   Income tax paid                                    314,547         1,059,800

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The significant accounting policies followed by Peoples Bancorp (the Company) and its wholly owned subsidiaries, Peoples Federal Savings Bank of DeKalb County and First Savings Bank (the Banks), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for September 30, 2002 filed with the Securities and Exchange Commission. The consolidated condensed balance sheet of the Company as of September 30, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date. All adjustments, which are in the opinion of management necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three months ended December 31, 2002, are not necessarily indicative of those expected for the remainder of the year.

2.  CASH DIVIDEND

A cash dividend of $.16 per common share was declared on November 19, 2002 payable on January 23, 2003, to stockholders of record as of January 2, 2003.

3.  EARNINGS PER COMMON SHARE

Earnings per share were computed as follows:


                                                          Three Months Ended December 31,
                                                            2002                                  2001
                                            ------------------------------------------------------------------------
                                                           Weighted                              Weighted
                                                           Average    Per-Share                  Average   Per-Share
                                               Income      Shares      Amount      Income        Shares     Amount
                                            -----------------------------------  -----------------------------------
Basic Earnings Per Share
   Income available to common stockholders   $1,501,293   3,446,883    $ 0.44    $1,398,107    3,502,862    $ 0.40
Effect of Dilutive Securities
   Stock options                                             23,197                               10,774
Diluted Earnings Per Share
   Income available to common stockholders  -----------------------------------  -----------------------------------
     and assumed conversions                 $1,501,293   3,470,080    $ 0.43    $1,398,107    3,513,636    $ 0.40
                                            ===================================  ===================================

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company, its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates, loss of deposits and loan demand to other financial institutions, substantial changes in financial markets, changes in real estate values and the real estate market, regulatory changes, unanticipated conversion expenses, increases in compensation and employee expenses, or unanticipated results in pending legal proceedings.

CRITICAL ACCOUNTING POLICIES

The notes to the consolidated financial statements contain a summary of the Company's significant accounting policies presented on pages 17-18 of the annual report for fiscal year 2002. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that it's critical accounting policies include determining the allowance for loan losses, ("ALL") and accounting for goodwill.

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

Credits are evaluated individually based on degree of delinquency and/or identified risk ratings of special mention or worse. Credits with delinquency levels of less than 60 days and risk

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

ratings of satisfactory/monitor or better are reviewed in the aggregate. Percentage factors applied to individual credits are based on risk rating, the type of credit and estimated potential losses in the event liquidation becomes necessary. Percentage factors applied to loans reviewed in the aggregate are based solely on the type of credit. Anticipated losses on other real estate owned are recognized immediately upon recording the asset.

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

GOODWILL

Goodwill is annually tested for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

FINANCIAL CONDITION

Total assets at December 31, 2002 were $505,713,660 a decrease of $746,595 from September 30, 2002. Significant variations in the composition of assets consisted of the following items:

o Total loans decreased by $7,270,022. This decrease has been due primarily to the amount of refinancing activity in connection with the general decline in interest rates. Management's philosophy from an interest rate risk perspective is not to originate and keep the long-term lower rate mortgage loans. Consequently, the Company has refinanced and sold loans in the secondary market and gains on sales of loans have increased by $31,570 over the same period in 2002. Additionally, many customers have elected to refinance their mortgage loans utilizing the services of various competitors of the Company.
o Investment securities have increased by $7,826,320. This increase was primarily funded from the inflow of cash related to the previously mentioned decline in loans. Management

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

o has invested the funds that have come in primarily in callable agency bonds in an effort to maintain liquidity to fund future loan growth.

Total liabilities were $443,858,405 at December 31, 2002 a decrease of $1,755,653 from September 30, 2002. Significant variations in the composition of liabilities consisted of the following items:

o Total deposits declined $2,978,860. This decline was primarily due to a decrease in certificate of deposits. Management has elected to not be as aggressive on pricing its certificates of deposit in order to manage interest rate risk as considered appropriate.

LIQUIDITY

The Company's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At December 31, 2002, and September 30, 2002, cash and short-term interest-bearing deposits totaled $37.8 million and $39.4 million, respectively.

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

CAPITAL RESOURCES

The following table presents Peoples Federal Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of December 31, 2002.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                               At December 31, 2002
                                 -----------------------------------------------
                                                 Required for       To Be Well
                                     Actual   Adequate Capital(1)Capitalized (1)
                                 Amount    %    Amount     %      Amount     %
                                 ------- ------ ------- --------- ------- ------
                                                (dollars in thousands)
Total risk-based capital (1)
  (to risk-weighted assets)      $42,874  20.9%  $16,393    8.0%  $20,491  10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)      $41,429  20.2%  $ 8,196    4.0%  $22,752   6.0%
Core Capital (1)
  (to adjusted tangible assets)  $41,429  10.9%  $15,168    4.0%  $18,960   5.0%
Core Capital (1)
  (to adjusted total assets)     $41,429  10.9%  $ 7,584    2.0%      N/A    N/A
Tangible Capital (1)
  (to adjusted total assets)     $41,429  10.9%  $ 5,688    1.5%      N/A    N/A

(1) as defined by regulatory agencies

The following table presents First Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of December 31, 2002.


                                                At December 31, 2002
                                 -----------------------------------------------
                                                 Required for       To Be Well
                                     Actual  Adequate Capital(1) Capitalized (1)
                                  Amount   %     Amount   %     Amount       %
                                 ------- ------ ------- ------ -------- --------
                                                 (dollars in thousands)
Total risk-based capital (1)
  (to risk-weighted assets)      $12,084  19.5%  $4,971   8.0%   $6,214    10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)      $11,477  18.5%  $2,486   4.0%   $3,728     6.0%
Core Capital (1)
  (to adjusted tangible assets)  $11,477   9.7%  $4,759   4.0%   $5,948     5.0%
Core Capital (1)
  (to adjusted total assets)     $11,477   9.7%  $2,379   2.0%      N/A      N/A
Tangible Capital (1)
  (to adjusted total assets)     $11,477   9.7%  $1,785   1.5%      N/A      N/A

(1) as defined by regulatory agencies

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

SUMMARY OF RESULTS OF OPERATIONS

The Company had net income of $1,501,293 or $0.44 per share for the three months ended December 31, 2002 as compared to $1,398,107 or $0.40 per share for the same period in 2001. The increase was due primarily to higher net interest income due to the rates being paid on interest bearing liabilities declining at a faster pace than the rates being earned on interest bearing assets. This increase in net interest income was partially offset by higher provision for loan losses due to higher delinquency and non-performing loans levels, and current economic factors.

NET INTEREST INCOME

Net interest income was $4,403,161 for the three months ended December 31, 2002 as compared to $4,179,815 for the same period ended 2001. Interest income decreased $640,979 to $8,033,234 for the three-month period, due to lower rates earned on loans and investments. Interest expense decreased $927,187 to $3,423,588 due again to lower rates. Volumes of both interest-earning assets and interest-bearing liabilities fell during the period. However, since rates on deposits and borrowings fell at a faster rate than rates on loans and investments, interest expense decreased more than interest income, causing higher net interest income. Provision for loan loss increased $62,862 to $206,485 for the three months ended December 31, 2002 due to higher delinquency and non-performing loan levels, and current economic conditions, as well as a significant loss being discovered on an outstanding commercial loan.

The following table presents average balances and associated rates earned and paid for all interest-earning assets and interest-bearing liabilities for the three months ended December 31, 2002 and 2001 (dollars in thousands).

                                  2002                       2001
                       ---------------------------- ----------------------------
                        Average           Effective Average            Effective
                        Balance Interest    Rate    Balance  Interest    Rate
                       -------- --------  --------- -------- -------- ---------
Loans                  $383,445  $7,110    7.42%    $404,832  $7,930    7.84%
Securities               61,555     674    4.38%      36,973     495    5.36%
Other                    22,486     249    4.43%      24,035     249    4.14%
                       -------- --------            -------- --------
Combined                467,486   8,033    6.87%     465,840   8,674    7.45%
                       -------- --------            -------- --------
NOW and savings
     deposits           161,924     425    1.05%     149,898     684    1.83%
Certificates of deposit 221,399   2,175    3.93%     225,960   2,955    5.23%
Borrowings               63,127     823    5.21%      49,260     712    5.78%
                       -------- --------            -------- --------
Combined               $446,450   3,423    3.07%    $425,118   4,351    4.09%
                       -------- --------            -------- --------
Net interest income/
   interest rate spread          $4,610    3.80%              $4,323    3.36%
                                ========  =======            ======== =========

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

The following table illustrates the change in net interest income due to changes in rates and average volumes (in thousands).

                              Rate         Volume       Total
                           ------------  -----------  -----------
Loans                           $ (413)      $ (407)      $ (820)
Securities                         (50)         229          179
Other                               16          (16)           -
                           ------------  -----------  -----------
Total                             (447)        (194)        (641)
                           ------------  -----------  -----------

NOW and savings deposits          (319)          60         (259)
Certificates of deposit           (721)         (59)        (780)
Borrowings                         (60)         171          111
                           ------------  -----------  -----------
Total                           (1,100)         172         (928)
                           ------------  -----------  -----------
Net interest income              $ 653       $ (366)       $ 287
                           ============  ===========  ===========

LOANS, NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE

The following table presents the composition of the loan portfolio at December 31, 2002 and September 30, 2002 (in thousands):

                           December 31, 2002    September 30, 2002
                          -------------------  -------------------
TYPE OF LOAN                AMOUNT       %       AMOUNT      %
                          ----------  -------  ----------  -------
Residential:                         (Dollars in thousands)
     Single family units   $304,453    79.0%    $313,908    80.0%
     2-4 family units         2,646     0.7%       2,554     0.7%
     Over 4 family units      3,144     0.8%       3,473     0.9%
Commercial real estate       19,395     5.0%      20,366     5.2%
Land acquisition and
     development              1,503     0.4%       1,513     0.4%
Consumer and other loans     53,126    13.8%      49,756    12.7%
Loans on deposits               938     0.2%       1,041     0.3%
                          ----------  -------  ----------  -------
                            385,205   100.0%     392,611   100.0%
                          ----------  -------  ----------  -------
Less:
Undisbursed portion
     of loans                 3,009                3,821
Deferred loan fees and
     discounts                2,355                1,653
                          ----------           ----------
                              5,364                5,474
                          ----------           ----------
Total loans receivable      379,841              387,137
Allowance for losses
     on loans                 2,093                2,117
                          ----------             --------
Net loans                  $377,750             $385,020
                          ==========           ==========

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Non-performing assets at December 31, 2002 and September 30, 2002 are as follows (in thousands):

                                   December 31, 2002        September 30, 2002
Non-accruing loans                          $ 997                       $ 676
Loans contractually past due 90 days
     or more other than nonaccruing           149                          52
Real estate owned (REO)                       435                         117
Restructured loans                            879                         517
                                      ------------                ------------
                                          $ 2,460                     $ 1,362
                                      ============                ============

It is the Company's policy to carry REO at net realizable value. After repossession, appraised value is reduced for estimated repair and selling costs, and the net amount is the carrying value of the property. Any changes in estimated realizable value after the initial repossession, are charged to a specific loss reserve account for REO. The increase in non-accrual loans since September 30, 2002, is primarily due to increase in the 1 to 4 family portion of the loan portfolio, and management believes the increase has been appropriately considered in determining the adequacy of the allowance for loan and REO losses at December 31, 2002. Management believes this increase is generally attributable to current economic conditions. Net charge-offs for the three months ended December 31, 2002 are $264,273 and were incurred primarily due to the commercial loan loss mentioned earlier in this report 10-Q.

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

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

NON-INTEREST INCOME

The Company's non-interest income for the three months ended December 31, 2002, was $684,749 as compared to $582,146 for the same period one year ago. The increase was attributable to increases in gains on sales of loans and loan servicing fees by First Savings Bank. The current low interest rate environment has encouraged mortgage loan refinancing, increasing the volume of loans being sold. Trust income also increased due to a one-time fee charged for conversion of an account, as well as trust fee increases effective December 2002.

NON-INTEREST EXPENSE

Total non-interest expense for the three months ended December 31, 2002 was $2,738,367 as compared to $2,517,804 for the same period in 2001. Salaries and employee benefits increased $108,187 to $1,512,337 due to higher pension funding requirements this year, the addition of a ninth branch office of Peoples Federal in February 2002, and regular salary increases.

Equipment expense and data processing expense increased to $229,863 and $232,871 respectively from $197,167 and 182,365 due to additions and updates to processing systems.

INCOME TAXES

Income tax expense remained stable at $848,250. The effective tax rate for the three months ended December 31, 2002 and 2001 was 36.1% and 37.7%.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The OTS has issued a regulation, which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes. Institutions which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. Both Peoples Federal Savings Bank and First Savings Bank file Schedule CMR. However, results calculated from the December 31, 2002 Schedule CMR are not yet available from the OTS. Therefore, the tables presented below present the results of this analysis for Peoples Federal and First Savings as of

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

September 30, 2002 and 2001. Under the regulation, institutions that must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk-based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease
(whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets. Presented below as of September 30, 2002 and 2001 is an analysis performed by the OTS of Peoples Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point increments, up and down 200 basis points.

                Peoples Federal Savings Bank
           Interest Rate Risk As of September 30, 2002
                   (dollars in thousands)
Changes               Market Value
in Rates    $ Amount   $ Change    % Change   NPV Ratio    Change
------------------------------------------------------------------
+200 bp      48,233    (2,760)        -5%       13.52%       (37)
+100 bp      55,814       266          0%       14.06%        18
   0 bp      55,548         -           -       13.88%         -
-100 bp      55,354      (194)         0%       13.72%       (17)
-200 bp           -         -           -            -         -

                   Peoples Federal Savings Bank
           Interest Rate Risk As of September 30, 2001
                    (dollars in thousands)
Changes               Market Value
in Rates    $ Amount   $ Change    % Change    NPV Ratio    Change
-------------------------------------------------------------------
+200 bp      41,228   (11,541)       -22%       11.16%      (252)
+100 bp      47,564    (5,204)       -10%       12.58%      (110)
   0 bp      52,768         -           -       13.67%         -
-100 bp      54,761     1,993          4%       14.02%        35
-200 bp      55,932     3,164          6%       14.18%        50

Presented below are the same tables for First Savings:

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

                         First Savings Bank
              Interest Rate Risk As of September 30, 2002
                       (dollars in thousands)
Changes                Market Value
in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
-------------------------------------------------------------------
+200 bp     15,344         753          5%       12.13%        81
+100 bp     15,451         860          6%       12.06%        74
   0 bp     14,591           -           -       11.32%         -
-100 bp     13,573      (1,054)        -7%       10.44%       (88)
-200 bp          -           -           -            -         -

                       First Savings Bank
           Interest Rate Risk As of September 30, 2001
                   (dollars in thousands)
Changes                Market Value
in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
-------------------------------------------------------------------
+200 bp     14,207        (354)        -2%       12.82%        (3)
+100 bp     14,580          19          0%       12.99%        15
   0 bp     14,561           -           -       12.85%         -
-100 bp     14,121        (440)        -3%       12.36%       (49)
-200 bp     13,412      (1,149)        -8%       11.65%      (119)


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

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our President and Chief Executive Officer and our Secretary and Treasurer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our President Chief Executive Officer and our Chief Financial Officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 1.  Legal Proceedings
              None

Item 2.  Changes in Securities and Use of Proceeds
             None

Item 3.  Defaults Upon Senior Securities
              None

Item 4.  Submission of Matters to a Vote of Security Holders
           None.

Item 5.  Other information
             None

Item 6.  Reports on Form 8-K
          No reports on Form 8-K were filed during the three months ended December 31, 2002.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                                   SIGNATURES


Under the  requirements  of the Securities  Exchange Act of 1934, the Registrant

has duly  caused  this  Report  to be signed  on its  behalf by the  undersigned thereunto duly authorized


Date:  February 12, 2003               /S/Maurice F. Winkler III
                                        Chief Executive Officer


Date:  February 12, 2003              /S/Deborah K. Stanger
                                    Principal Financial and Accounting Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER DISCLOSURE PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Maurice F. Winkler, III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Peoples Bancorp

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors: a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/S/Maurice F. Winkler III                                      February 12, 2003
President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER DISCLOSURE PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Deborah K. Stanger, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Peoples Bancorp

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors: a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/Deborah K.Stanger                                           February 12, 2003
Vice President-Chief Financial Officer