Form 10-Q
period 2003-03-31
PEOPLES BANCORP
filed 2003-05-13
CIK 869004

8

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



March 31, 2003                                                   Commission
                                                           File Number 000-18991

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
                                                                  --------------


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______


Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes _____ No __X____ Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


Common stock, par value $1 per share                     3,426,990 shares
------------------------------------                     ----------------
            (Title of class)                       (Outstanding at May 12, 2003)

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                                                                           Page
                                                                          Number

Part I   Financial Information:

  Item 1.  Consolidated Condensed Financial Statements

               Consolidated Condensed Balance Sheets
               as of March 31, 2003 and September 30, 2002.....................3

               Consolidated Condensed Statements of Income for the three
               and six months ended March 31, 2003 and 2002....................4

               Consolidated Condensed Statements of Cash Flows for the
               six months ended March 31, 2003 and 2002........................5

               Notes to Consolidated Condensed Financial Statements..........6-8

   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................8-17

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....17-19

   Item 4.  Controls and Procedures...........................................19

Part II.     Other Information
   Item 1.   Legal Proceedings................................................20
   Item 2.   Changes in Securities and Use of Proceeds........................20
   Item 3.   Defaults Upon Senior Securities..................................20
   Item 4.   Submission of Matters to a Vote of Security Holders..............20
   Item 5.   Other Information................................................20
   Item 6.   Exhibits and Reports on Form 8-K.................................20

Signatures....................................................................21

Officer Certifications.....................................................22-23

                                 PART I. FINANCIAL INFORMATION

                                        PEOPLES BANCORP
                                       AND SUBSIDIARIES

                             CONSOLIDATED CONDENSED BALANCE SHEETS


                       ASSETS
                                                       March 31,   September 30,
                                                         2003          2002
                                                     ------------- -------------
                                                      (Unaudited)
Cash and due from financial institutions             $  9,043,752  $  8,402,527
Short-term interest-bearing deposits                   29,947,385    27,175,394
                                                     ------------- -------------
    Total cash and cash equivalents                    38,991,137    35,577,921
Interest-bearing time deposits                          3,270,106     3,820,047
Securities available for sale                          67,276,092    54,896,043
Securities held to maturity
  (approximate market value $5,640,384 and $7,256,626)  5,555,038     7,142,556
Loans:
     Loans                                            375,487,925   387,137,164
     Less: Allowance for loan losses                    2,074,407     2,117,400
                                                     ------------- -------------
     Net loans                                        373,413,518   385,019,764
Loans held for sale                                     1,453,600     1,298,750
Premises and equipment                                  6,065,860     6,120,007
Federal Home Loan Bank of Indianapolis stock, at cost   4,405,000     4,405,000
Goodwill                                                2,330,198     2,330,198
Other intangible assets                                   677,745       746,668
Other assets                                            4,691,102     5,103,301
                                                     ------------- -------------
    Total assets                                     $508,129,396  $506,460,255
                                                     ============= =============

                    LIABILITIES

NOW and savings deposits                             $161,503,122  $157,508,695
Certificates of deposit                               217,129,688   222,427,776
                                                     ------------- -------------
     Total deposits                                   378,632,810   379,936,471
Reverse repurchase agreements                           5,860,297     3,192,774
Federal Home Loan Bank advances                        59,100,000    59,100,000
Other liabilities                                       2,014,610     3,384,813
                                                     ------------- -------------
    Total liabilities                                 445,607,717   445,614,058
                                                     ------------- -------------

           COMMITMENTS AND CONTINGENCIES

                STOCKHOLDERS' EQUITY

Preferred stock, par value $1;
    Authorized and unissued -- 5,000,000 shares                 -             -
Common stock, par value $1;
    Authorized--7,000,000 shares:
    Issued and outstanding--3,440,961 and
         3,447,186 shares                               3,440,961     3,447,186
Additional paid-in capital                              7,748,956     7,860,745
Retained earnings                                      51,574,304    49,785,154
Accumulated other comprehensive loss                     (231,886)     (227,098)
Unearned RRP shares                                       (10,656)      (19,790)
                                                     ------------- -------------
    Total stockholders' equity                         62,521,679    60,846,197
                                                     ------------- -------------
    Total liabilities and stockholders' equity       $508,129,396  $506,460,255
                                                     ============= =============

See notes to consolidated condensed financial statements.

               PEOPLES BANCORP
              AND SUBSIDIARIES

       CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Unaudited)

                                    Three months ended    Six months ended
                                         March 31,            March 31,
                                      2003       2002       2003          2002
                                   ---------- ---------- ----------- -----------
Interest Income:
  Loans                            $6,662,962 $7,631,369 $13,772,994 $15,561,449
  Securities                          646,665    479,087   1,320,524     974,338
  Other interest and dividend income  175,316    220,832     424,659     469,714
                                    --------- ---------- ----------- -----------
                                    7,484,943  8,331,288  15,518,177  17,005,501
                                   ---------- ---------- ----------- -----------
Interest Expense:
  NOWand savings deposits             338,697    600,676     763,799   1,284,334
  Certificates of deposit           1,891,652  2,646,287   4,066,321   5,601,050
  Short-term borrowings                13,906     13,221      32,523      37,656
  Federal Home Loan Bank advances     849,450    659,398   1,654,650   1,347,317
                                   ---------- ---------- ----------- -----------
                                    3,093,705  3,919,582   6,517,293   8,270,357
                                   ---------- ---------- ----------- -----------
Net Interest Income                 4,391,238  4,411,706   9,000,884   8,735,144
     Provision for losses on loans    178,721     59,994     385,206     203,617
                                   ---------- ---------- ----------- -----------
Net Interest Income After Provision
      for Losses on Loans           4,212,517  4,351,712   8,615,678   8,531,527
                                   ---------- ---------- ----------- -----------
Other Income:
  Trust income                         59,203     42,902     121,638      88,626
  Loan servicing                       53,857     48,056     104,803      87,043
  Net gains on sale of loans          195,319    143,734     375,131     291,976
  Net gains on sale of securities           -     10,800      33,888      21,449
  Fees and service charges            232,830    223,849     477,176     471,489
  Other income                        109,067     80,972     224,889     171,876
                                   ---------- ---------- ----------- -----------
                                      650,276    550,313   1,337,525   1,132,459
                                   ---------- ---------- ----------- -----------
Other Expense:
  Salaries and employee benefits    1,425,143  1,407,110   2,937,480   2,811,260
  Net occupancy expenses              214,154    210,737     399,221     407,904
  Equipment expenses                  232,427    215,221     462,290     411,593
  Data processing expense             238,838    213,366     471,709     395,731
  Deposit insurance expense            15,878     16,638      31,796      33,421
  Other expenses                      604,150    505,621   1,166,461   1,026,588
                                   ---------- ---------- ----------- -----------
                                    2,730,590  2,568,693   5,468,957   5,086,497
                                   ---------- ---------- ----------- -----------
Income Before Income Tax            2,132,203  2,333,332   4,484,246   4,577,489
     Income tax expense               744,800    884,040   1,593,050   1,730,090
                                   ---------- ---------- ----------- -----------
Net Income                         $1,387,403 $1,449,292 $ 2,891,196 $ 2,847,399
                                   ========== ========== =========== -==========

Basic Income Per Common Share          $ 0.40     $ 0.42      $ 0.84      $ 0.82
Diluted Income Per Common Share        $ 0.40     $ 0.42      $ 0.83      $ 0.82

See notes to consolidated condensed financial statements.

                                PEOPLES BANCORP
                               AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Six Months Ended
                                                            March 31,
                                                  ------------------------------
                                                     2003              2002
                                                  ------------     -------------
Operating Activities:
  Net income                                      $ 2,891,196       $ 2,847,399
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Provision for loan losses                         385,206           203,617
    Depreciation and amortization                     396,333            66,412
    Amortization of premiums and discounts on
      investment securities                           408,376            55,784
    Amortization of deferred loan fees               (375,488)         (392,544)
     Loans  originated for sale                   (17,959,270)      (13,775,339)
     Proceeds from sales of loans                  18,179,551        13,442,165
      Net (gain) loss on sales of loans              (375,131)         (291,975)
  Change in:
    Deferred income tax                               257,681            58,138
    Interest receivable                               248,309           268,099
    Interest payable                                  (40,003)          (92,106)
  Other adjustments                                (2,274,622)       (2,136,744)
                                                  ------------     -------------
         Net cash provided by operating activities  2,387,045           252,906
                                                  ------------     -------------
Investing Activities:
  Net change in  interest-bearing time deposits       549,941          (364,250)
  Purchases of investment securities
       held to maturity                            (1,374,930)                -
  Purchases of investment securities
       avilable for sale                          (32,060,088)      (12,954,043)
  Proceeds from maturities of investment
    securities held to maturity                     2,764,293         1,824,968
   Proceeds from maturities of securities
       available for sale                          19,469,182         4,753,558
   Proceeds from sale of securities
       available for sale                             661,805         2,236,488
  Net change in mutual funds                           82,269          (113,444)
  Net change in loans                              11,730,461        13,400,951
  Purchases of premises and equipment                (344,769)         (812,326)
   Proceeds from sales of real estate owned           201,498            80,030
                                                  ------------     -------------
         Net cash used by investing activities      1,034,755         8,051,932
                                                  ------------     -------------
Financing Activities:
  Net change in:
     NOW and savings accounts                       3,970,760        13,623,155
     Certificates of deposit                       (5,298,088)       (4,544,816)
     Short-term borrowings                          2,667,523        (1,947,344)
     Advances by borrowers for taxes and insurance   (128,662)         (149,552)
  Proceeds from advances from FHLB                  3,000,000         2,000,000
  Payments on advances from FHLB                   (3,000,000)       (2,000,000)
  Cash dividends                                   (1,102,103)       (1,049,881)
  Repurchase of common stock                         (118,014)         (356,088)
                                                  ------------     -------------
         Net cash provided by financing activities     (8,584)        5,575,474
                                                  ------------     -------------
Net Change in Cash and Cash Equivalents             3,413,216        13,880,312
Cash and Cash Equivalents, Beginning of Period     35,577,921        18,482,607
                                                  ------------     -------------
Cash and Cash Equivalents, End of Period          $38,991,137       $32,362,919
                                                  ============     =============

Additional Cash Flows and Supplementary Information:
   Interest paid                                  $ 8,342,206       $ 8,362,463
   Income tax paid                                  2,027,828         2,486,965

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION The significant accounting policies followed by Peoples Bancorp (the Company) and its wholly owned subsidiaries, Peoples Federal Savings Bank of DeKalb County and First Savings Bank (the Banks), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for September 30, 2002 filed with the Securities and Exchange Commission. The consolidated condensed balance sheet of the Company as of September 30, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date. All adjustments, which are in the opinion of management necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three and six months ended March 31, 2003, are not necessarily indicative of those expected for the remainder of the year.

2. CASH DIVIDEND A cash dividend of $.16 per common share was declared on February 18, 2003 payable on April 17, 2003, to stockholders of record as of April 1, 2003.

3.  EARNINGS PER COMMON SHARE

Earnings per share were computed as follows:

                                                             Three Months Ended March 31,
                                                          2003                          2002
                                           ------------------------------- ------------------------------
                                                        Weighted                       Weighted
                                                        Average  Per-Share             Average  Per-Share
                                              Income     Shares    Amount    Income    Shares    Amount
                                           ----------- --------- --------- ---------- --------- ----------
Basic Earnings Per Share
   Income available to common stockholders  $1,387,403 3,441,328   $ 0.40  $1,449,292 3,456,382    $ 0.42
Effect of Dilutive Securities
   Stock options                                          24,064                         17,822
Diluted Earnings Per Share
   Income available to common stockholders
     and assumed conversions               ----------- --------- --------- ---------- --------- ----------
                                            $1,387,403 3,465,392   $ 0.40  $1,449,292 3,474,204    $ 0.42
                                           =========== ========= ========= ========== ========= ==========


                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

                                                              Six Months Ended March 31,
                                                         2003                            2002
                                           ------------------------------- ------------------------------
                                                       Weighted                        Weighted
                                                        Average  Per-Share              Average Per-Share
                                              Income     Shares    Amount    Income     Shares   Amount
                                           ----------- --------- --------- ---------- --------- ---------
Basic Earnings Per share
   Income available to common stockholders  $2,891,198 3,441,358   $ 0.84  $2,847,399 3,461,520   $ 0.82
Effect of Dilutive Securities
   Stock options                                          23,630                         17,428
Diluted Earnings Per Share
   Income available to common stockholders
   and assumed conversions                 ----------- --------- --------- ---------- --------- ---------
                                            $2,891,198 3,464,988   $ 0.83  $2,847,399 3,478,948   $ 0.82
                                           =========== ========= ========= ========== ========= =========

4. STOCK OPTIONS

The Company has a stock-based employee compensation plan, which is described more fully in Notes to Financial Statements included in the September 30, 2002 Annual Report to shareholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                     Six Months Ended  Six Months Ended  Three months Ended  Three months Ended
                                      March 31, 2003    March 31, 2002     March 31, 2003      March 31, 2003
                                     ---------------- ----------------- ------------------- --------------------
   Net income, as reported              $2,891,196       $2,847,399           $1,387,403           $1,449,292
   Less:  Total stock-based employee
      compensation cost determined
      under the fair value based
      method, net of income taxes           32,181           38,937               16,091               19,466
                                     ---------------- ----------------- ------------------- --------------------
   Pro forma net income                 $2,859,015       $2,808,462           $1,371,312           $1,429,826
                                     ================ ================= =================== ====================
   Earnings per share:
       Basic - as reported              $      .84       $      .82           $      .40           $      .42
       Basic - pro forma                $      .83       $      .81           $      .40           $      .41
       Diluted - as reported            $      .83       $      .82           $      .40           $      .42
       Diluted - pro forma              $      .83       $      .81           $      .40           $      .41


                         PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

5. EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends FASB Statement No. 123,
Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

Under the provisions of SFAS No. 123, companies that adopted the fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp-up" effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, SFAS No. 148 provides two additional methods of transition that reflect an entity's full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect.

SFAS No. 148 also improves the clarity and prominence of disclosures about the proforma effects of using the fair value based method of accounting for stock-based compensation for all companies - regardless of the accounting method used - by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, SFAS No. 148 improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make proforma disclosures only in annual financial statements.

The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

The FASB has stated it intends to issue a new statement on accounting for stock-based compensation and will require companies to expense stock options using a fair value based method at date of grant. The implementation for this proposed state statement is not known.

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

FINANCIAL CONDITION

Total assets at March 31, 2003 were $508,129,396, an increase of $1,669,141 from September 30, 2002. Significant variations in the composition of assets consisted of the following items:

o Total loans decreased by $11,606,246. This decrease has been due primarily to the amount of refinancing activity in connection with the general decline in interest rates. Management's philosophy from an interest rate risk perspective is not to originate and keep the long-term lower rate mortgage loans. Consequently, the Company has refinanced and sold loans in the secondary market and gains on sales of loans have increased by $83,155 over the same period in 2002. Additionally, many customers have elected to refinance their mortgage loans utilizing the services of various competitors of the Company.
o Investment securities have increased by $10,792,531. This increase was primarily funded from the inflow of cash related to the previously mentioned decline in loans. Management

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

o has invested the funds that have come in primarily in callable agency bonds in an effort to maintain liquidity to fund future loan growth.

Total liabilities were $445,607,717 at March 31, 2003 substantially unchanged from September 30, 2002.

LIQUIDITY

The Company's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At March 31, 2003, and September 30, 2002, cash and short-term interest-bearing deposits totaled $42.3 million and $39.4 million, respectively.

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

CAPITAL RESOURCES

The following table presents Peoples Federal Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of March 31, 2003.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                                At March 31, 2003
                               -------------------------------------------------
                                                  Required for      To Be Well
                                    Actual    Adequate Capital(1)Capitalized (1)
                                Amount     %     Amount    %      Amount    %
                               -------- ------- -------- ------- -------- ------
                                                 (dollars in thousands)
Total risk-based capital (1)
  (to risk-weighted assets)     $44,080   21.4%  $16,494   8.0%  $20,618   10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)     $42,635   20.7%  $ 8,247   4.0%  $12,371    6.0%
Core Capital (1)
  (to adjusted tangible assets) $42,635   11.1%  $15,339   4.0%  $19,174    5.0%
Core Capital (1)
  (to adjusted total assets)    $42,635   11.1%  $ 7,670   2.0%      N/A     N/A
Tangible Capital (1)
  (to adjusted total assets)    $42,635   11.1%  $ 5,752   1.5%      N/A     N/A

(1) as defined by regulatory agencies

The following table presents First Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of March 31, 2003.

                                                   At March 31, 2003
                               -------------------------------------------------
                                               Required for        To Be Well
                                    Actual    Adequate Capital(1)Capitalized (1)
                                 Amount     %    Amount     %    Amount     %
                               -------- ------- -------- ------ -------- -------
                                              (dollars in thousands)
Total risk-based capital (1)
  (to risk-weighted assets)     $12,301   19.9%  $ 4,945   8.0%  $ 6,181   10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)     $11,697   18.9%  $ 2,472   4.0%  $ 3,709    6.0%
Core Capital (1)
  (to adjusted tangible assets) $11,697    9.9%  $ 4,710   4.0%  $ 5,887    5.0%
Core Capital (1)
  (to adjusted total assets) $11,697 9.9% $ 2,355 2.0% N/A N/A Tangible Capital (1)
  (to adjusted total assets)    $11,697    9.9%  $ 1,766   1.5%      N/A     N/A

(1) as defined by regulatory agencies

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

SUMMARY OF RESULTS OF OPERATIONS

The Company had net income of $1,387,403 or $0.40 per share for the three months and $2,891,196 or $.84 per share for the six months ended March 31, 2003 as compared to $1,449,292 or $0.42 per share and $2,847,399 or $.82 per share for the same period in 2002. The increase for the six months was due primarily to higher net interest income due to the rates being paid on interest bearing liabilities declining at a faster pace than the rates being earned on interest bearing assets. This increase in net interest income was partially offset by higher provision for loan losses due to higher delinquency and non-performing loans levels, and current economic factors.

NET INTEREST INCOME

Net interest income was $4,391,238 for the three months and $9,000,884 for the six months ended March 31, 2003 as compared to $4,411,706 and $8,735,144 for the same periods ended 2002. Interest income decreased $1,487,324 to $15,518,177 for the six-month period, due to lower rates earned on loans and investments. Interest expense decreased $1,753,064 to $6,517,293 due again to lower rates. Volumes of both interest-earning assets and interest-bearing liabilities fell during the period. However, since rates on deposits and borrowings fell at a faster rate than rates on loans and investments, interest expense decreased more than interest income, causing higher net interest income. As loan volumes have fallen at a faster pace than deposits, interest income has started to decline more rapidly than interest expense. If this trend continues, it could have a negative impact on future earnings.

Provision for loan loss increased $181,589 to $385,206 for the six months ended March 31, 2003 due to higher delinquency and non-performing loan levels, and current economic conditions, as well as a significant loss being incurred on an outstanding commercial loan.

The following table presents average balances and associated rates earned and paid for all interest-earning assets and interest-bearing liabilities for the six months ended March 31, 2003 and 2002 (dollars in thousands).

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


                                    2003                        2002
                       ---------------------------  ----------------------------
                        Average          Effective    Average          Effective
                        Balance Interest   Rate       Balance Interest   Rate
                       -------- -------- ---------   -------- -------- ---------
Loans                  $370,145  $13,773  7.44%      $400,784  $15,561   7.77%
Securities               60,494    1,320  4.36%        33,373      974   5.84%
Other                    36,043      425  2.36%        23,502      470   4.00%
                       -------- --------             -------- --------
Combined                466,682   15,518  6.65%       457,659   17,005   7.43%
                       -------- --------             -------- --------
NOW and savings
     deposits           159,991      764  0.96%       153,806    1,284   1.67%
Certificates of deposit 220,357    4,066  3.69%       224,581    5,601   4.99%
Borrowings               62,418    1,687  5.41%        48,396    1,385   5.72%
                       -------- --------             -------- --------
Combined               $442,766    6,517  2.94%      $426,783    8,270   3.88%
                       -------- --------             -------- --------
Net interest income/
   interest rate spread          $ 9,001  3.71%                $ 8,735   3.55%
                                ======== =======              ========  =======

The following table illustrates the change in net interest income due to changes in rates and average volumes for the six months ended March 31, 2003 (in thousands).

                              Rate         Volume        Total
                           ------------  -----------   -----------
Loans                           $ (639)    $ (1,149)     $ (1,788)
Securities                        (157)         503           346
Other                             (195)         150           (45)
                           ------------  -----------   -----------
Total                             (991)        (496)       (1,487)
                           ------------  -----------   -----------

NOW and savings deposits          (575)          55          (520)
Certificates of deposit         (1,432)        (103)       (1,535)
Borrowings                         (69)         371           302
                           ------------  -----------   -----------
Total                           (2,076)         323  #     (1,753)
                           ------------  -----------   -----------
Net interest income            $ 1,085       $ (819) #      $ 266
                           ============  ===========   ===========

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

LOANS, NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE

The following table presents the composition of the loan portfolio at March 31, 2003 and September 30, 2002 (in thousands):

                              March 31, 2003     September 30, 2002
                           --------------------  -------------------
TYPE OF LOAN                  AMOUNT       %       AMOUNT       %
                           ----------  --------  ---------  --------
Residential:                          (Dollars in thousands)
     Single family units     $297,268    78.3%    $313,908    80.0%
     2-4 family units           2,545     0.7%       2,554     0.7%
     Over 4 family units        2,986     0.8%       3,473     0.9%
Commercial real estate         19,806     5.2%      20,366     5.2%
Land acquisition and
     development                1,477     0.4%       1,513     0.4%
Consumer and other loans       54,788    14.4%      49,756    12.7%
Loans on deposits                 828     0.2%       1,041     0.3%
                           ----------  --------  ---------  --------
                              379,698   100.0%     392,611   100.0%
                           ----------  --------  ---------  --------
Less:
Undisbursed portion
     of loans                   2,564                3,821
Deferred loan fees and
     discounts                  1,646                1,653
                           ----------            ---------
                                4,210                5,474
                           ----------            ---------
Total loans receivable        375,488              387,137
Allowance for losses
     on loans                   2,074                2,117
                           ----------            ---------
Net loans                    $373,414             $385,020
                           ==========            =========

Non-performing assets at March 31, 2003 and September 30, 2002 are as follows (in thousands):

                                           March 31, 2003   September 30, 2002
Non-accruing loans                             $ 1,566               $ 676
Loans contractually past due 90 days
     or more other than nonaccruing                248                  52
Real estate owned (REO)                            455                 117
Restructured loans                               1,089                 517
                                           ------------        ------------
                                               $ 3,358             $ 1,362
                                           ============        ============

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

It is the Company's policy to carry REO at net realizable value. After repossession, appraised value is reduced for estimated repair and selling costs, and the net amount is the carrying value of the property. Any changes in estimated realizable value after the initial repossession, are charged to a specific loss reserve account for REO. The increase in non-accrual loans since September 30, 2002, is primarily due to increase in the 1 to 4 family portion of the loan portfolio, and management believes the increase has been appropriately considered in determining the adequacy of the allowance for loan and REO losses at March 31, 2003. Management believes this increase is generally attributable to current economic conditions. Net charge-offs for the six months ended March 31, 2003 are $428,200 and were incurred primarily due to the commercial loan loss mentioned earlier in this report 10-Q.

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

NON-INTEREST INCOME

The Company's non-interest income for the six months ended March 31, 2003, was $1,337,525 as compared to $1,132,459 for the same period one year ago. The increase was attributable to increases in gains on sales of loans and loan servicing fees. The current low interest rate environment has encouraged mortgage loan refinancing, increasing the volume of loans being sold. Trust income also increased due to a one-time fee charged for conversion of an account, as well as trust fee increases effective December 2002. These factors have impacted income for both the three and six month periods ended March 31, 2003 approximately equally.

NON-INTEREST EXPENSE

Total non-interest expense for the six months ended March 31, 2003 was $5,468,957 as compared to $5,086,497 for the same period in 2002. Salaries and employee benefits increased

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

$126,220 to $2,937,480 due to higher pension funding requirements this year, the addition of a ninth branch office of Peoples Federal in February 2002, and regular salary increases.

Equipment expense and data processing expense increased to $462,290 and $471,709 respectively from $411,593 and $395,731 due to additions and updates to processing systems.These have been ongoing projects over the entire six month period, and have affected both the three and six month period numbers.

INCOME TAXES

Income tax expense decreased to $1,593,050 from $1,730,090 due to lower pretax income and a lower effective rate in Indiana due to the addition of the Michigan subsidiary. The effective tax rate for the six months ended March 31, 2003 and 2002 was 35.5% and 37.8%.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The OTS has issued a regulation, which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes. Institutions which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. Both Peoples Federal Savings Bank and First Savings Bank file Schedule CMR. However, results calculated from the March 31, 2003 schedule CMR are not yet available from the OTS. Therefore, the tables presented below present the results of this analysis for Peoples Federal and First Savings as of December 31, 2002 and 2001. Under the regulation, institutions that must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk-based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets. Presented below as of December 31, 2002 and 2001 is an analysis performed by the OTS of Peoples Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point increments, up and down 100 basis points.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

                   Peoples Federal Savings Bank
            Interest Rate Risk As of December 31, 2002
                       (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+200 bp           50,592      (4,901)        -9%       13.00%       (83)
+100 bp           54,253      (1,240)        -2%       13.69%       (14)
   0 bp           55,493           -           -       13.83%         -
-100 bp           54,401      (1,092)        -2%       13.46%       (36)


                    Peoples Federal Savings Bank
             Interest Rate Risk As of December 31, 2001
                        (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+200 bp           40,165     (12,780)       -24%       10.51%      (274)
+100 bp           46,793      (6,153)       -12%       11.97%      (128)
   0 bp           52,945           -           -       13.25%         -
-100 bp           55,614       2,669          5%       13.74%        49

Presented below are the same tables for First Savings:


                         First Savings Bank
              Interest Rate Risk As of December 31, 2002
                         (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+200 bp           14,776         428          5%       12.02%        83
+100 bp           14,732         684          5%       11.83%        65
   0 bp           14,048           -           -       11.18%         -
-100 bp           13,123        (926)        -7%       10.37%       (81)

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


                           First Savings Bank
                  Interest Rate Risk As of December 31, 2001
                        (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+200 bp           15,000          (9)         0%       13.77%        34
+100 bp           14,704        (306)        -2%       13.31%       (12)
   0 bp           15,010           -           -       13.43%         -
-100 bp           15,831        (178)        -1%       13.16%       (27)


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

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our President and Chief Executive Officer and our Secretary and Treasurer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d- 14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our President Chief Executive Officer and our Chief Financial Officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

Item 1.  Legal Proceedings
              None

Item 2.  Changes in Securities and Use of Proceeds
             None

Item 3.  Defaults Upon Senior Securities
              None

Item 4.  Submission of Matters to a Vote of Security Holders

On January 8, 2003 the Company held its annual meeting of shareholders. A total of 2,645,255 shares were represented in person or by proxy at the meeting. Erica
D. Dekko was elected to the Board of Directors for a three-year term expiring in 2006. 2,576,124 shares were voted in favor of the election of the nominee and there were 69,131 votes withheld. Douglas D. Marsh was elected to the board of Directors for a three-year term expiring in 2006. 2,571,836 shares were voted in favor of the election of the nominee and there were 73,419 votes withheld. Maurice F. Winkler, III was elected to the board of Directors for a three-year term expiring in 2006. 2,572,148 shares were voted in favor of the election of the nominee and there were 73,107 votes withheld. BKD LLP was approved as the auditor of Peoples Bancorp for the fiscal year ending September 30, 2003. 2,520,872 shares were voted in favor of approval, with 67,510 votes withheld.

Item 5.  Other information
             None

Item 6.  Exhibits
          Exhibit 99.1 Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

          Exhibit 99.2 Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

         Reports on Form 8-K
          No reports on Form 8-K were filed during the three months ended March 31, 2003.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                                   SIGNATURES


Under the  requirements  of the Securities  Exchange Act of 1934, the Registrant

has duly  caused  this  Report  to be signed  on its  behalf by the  undersigned thereunto duly authorized.



Date:    May 12, 2003                                 /s/Maurice F. Winkler, III
                                                     ---------------------------
                                                        Chief Executive Officer


Date:  May 12, 2003                                  /s/Deborah K. Stanger
                                                    ---------------------
                                                     Principal Financial and
                                                       Accounting Officer

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


/s/Maurice F. Winkler, III                                          May 12, 2003
------------------------------------
President and Chief Executive Officer

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

 /s/Deborah K. Stanger                                              May 12, 2003
 -----------------------------------
Vice President-Chief Financial Officer

                                                                    Exhibit 99.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Peoples Bancorp (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report), I, Maurice F. Winkler, III, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Maurice F. Winkler, III
Chief Executive Officer
May 12, 2003

                                                                    Exhibit 99.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Peoples Bancorp (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report), I, Deborah K. Stanger, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Deborah K. Stanger
Chief Financial Officer
May 12, 2003