Form 10-Q
period 2003-06-30
PEOPLES BANCORP
filed 2003-08-12
CIK 869004

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



June 30, 2003                                                  Commission
                                                           File Number 000-18991

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes _____ No __X____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


Common stock, par value $1 per share                    3,425,920 shares
------------------------------------                    ----------------
            (Title of class)                     (Outstanding at August 8, 2003)

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                                                                          Page
                                                                          Number
Part I   Financial Information:

  Item 1.  Consolidated Condensed Financial Statements

             Consolidated Condensed Balance Sheets
             as of June 30, 2003 and September 30, 2002........................3
             Consolidated Condensed Statements of Income for the three
             and nine months ended June 30, 2003 and 2002......................4

             Consolidated Condensed Statements of Cash Flows for the
             nine months ended June 30, 2003 and 2002..........................5

             Notes to Consolidated Condensed Financial Statements............6-8

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

Signatures....................................................................21

Officer Certifications.....................................................22-25

                          PART I. FINANCIAL INFORMATION

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     June 30,2003  Sept. 30,2002
                                                     (Unaudited)
                       ASSETS
Cash and due from financial institutions             $  7,115,014  $  8,402,527
Short-term interest-bearing deposits                   26,639,490    27,175,394
                                                     ------------- -------------
    Total cash and cash equivalents                    33,754,504    35,577,921
Interest-bearing time deposits                          3,270,086     3,820,047
Securities available for sale                          75,214,124    54,896,043
Securities held to maturity
   (approximate market value $3,542,494 and $7,256,626) 2,931,085     7,142,556
Loans:
     Loans                                            368,184,829   387,137,164
     Less: Allowance for loan losses                    2,114,478     2,117,400
                                                     ------------- -------------
     Net loans                                        366,070,351   385,019,764
Loans held for sale                                     1,204,600     1,298,750
Premises and equipment                                  6,063,385     6,120,007
Federal Home Loan Bank of Indianapolis stock, at cost   4,463,300     4,405,000
Goodwill                                                2,330,198     2,330,198
Other intangible assets                                   643,283       746,668
Other assets                                            5,239,013     5,103,301
                                                     ------------- -------------
    Total assets                                     $501,183,929  $506,460,255
                                                     ============= =============

                    LIABILITIES
NOW and savings deposits                             $158,440,295  $157,508,695
Certificates of deposit                               217,858,485   222,427,776
                                                     ------------- -------------
     Total deposits                                   376,298,780   379,936,471
Reverse repurchase agreements                           4,181,179     3,192,774
Federal Home Loan Bank advances                        55,100,000    59,100,000
Other liabilities                                       2,132,678     3,384,813
                                                     ------------- -------------
    Total liabilities                                 437,712,637   445,614,058
                                                     ------------- -------------

           COMMITMENTS AND CONTINGENCIES

                STOCKHOLDERS' EQUITY
Preferred stock, par value $1;
    Authorized and unissued -- 5,000,000 shares                 -             -
Common stock, par value $1;
    Authorized--7,000,000 shares:
    Issued and outstanding--3,426,990 and
         3,447,186 shares                               3,426,990     3,447,186
Additional paid-in capital                              7,484,175     7,860,745
Retained earnings                                      52,528,951    49,785,154
Accumulated other comprehensive income (loss)              37,265      (227,098)
Unearned RRP shares                                        (6,089)      (19,790)
                                                     ------------- -------------
    Total stockholders' equity                         63,471,292    60,846,197
                                                     ------------- -------------
    Total liabilities and stockholders' equity       $501,183,929  $506,460,255
                                                     ============= =============

See notes to consolidated condensed financial statements.

               PEOPLES BANCORP
              AND SUBSIDIARIES

 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Unaudited)

                                     Three months ended   Nine months ended
                                          June 30,            June 30,
                                       2003      2002       2003        2002
                                   ---------- ---------- ----------- -----------
Interest Income:
 Loans                             $6,478,684 $7,380,660 $20,251,678 $22,942,109
 Securities                           573,452    586,621   1,893,976   1,560,959
 Other interest and dividend income   188,844    210,245     613,503     679,959
                                   ---------- ---------- ----------- -----------
                                    7,240,980  8,177,526  22,759,157  25,183,027
                                   ---------- ---------- ----------- -----------
Interest Expense:
  NOWand savings deposits             302,878    599,060   1,066,677   1,883,394
  Certificates of deposit           1,765,106  2,467,086   5,831,427   8,068,136
  Short-term borrowings                15,882     12,064      48,405      49,720
  Federal Home Loan Bank advances     790,498    665,868   2,445,148   2,013,185
                                   ---------- ---------- ----------- -----------
                                    2,874,364  3,744,078   9,391,657  12,014,435
                                   ---------- ---------- ----------- -----------
Net Interest Income                 4,366,616  4,433,448  13,367,500  13,168,592
  Provision for losses on loans        71,973     55,473     457,179     259,090
                                   ---------- ---------- ----------- -----------
Net Interest Income After Provision
   for Losses on Loans              4,294,643  4,377,975  12,910,321  12,909,502
                                   ---------- ---------- ----------- -----------
Other Income:
 Trust income                          57,726     44,099     179,364     132,725
  Loan servicing                       55,990     45,368     160,793     132,411
  Net gains on sale of loans          235,406     77,928     610,537     369,904
  Net gains on sale of securities       4,324          -      38,212      21,449
  Fees and service charges            244,014    223,671     721,190     695,160
  Other income                        131,367     88,571     356,256     260,447
                                   ---------- ---------- ----------- -----------
                                      728,827    479,637   2,066,352   1,612,096
                                   ---------- ---------- ----------- -----------
Other Expense:
 Salaries and employee benefits     1,535,910  1,555,554   4,473,390   4,366,814
 Net occupancy expenses               199,781    207,168     599,002     615,072
 Equipment expenses                   209,543    215,945     671,833     627,538
 Data processing expense              205,444    224,399     677,153     620,130
 Deposit insurance expense             15,195     16,628      46,991      50,049
 Other expenses                       545,379    496,780   1,711,840   1,523,368
                                   ---------- ---------- ----------- -----------
                                    2,711,252  2,716,474   8,180,209   7,802,971
                                   ---------- ---------- ----------- -----------
Income Before Income Tax            2,312,218  2,141,138   6,796,464   6,718,627
  Income tax expense                  809,250    887,835   2,402,300   2,617,925
                                   ---------- ---------- ----------- -----------
Net Income                         $1,502,968 $1,253,303 $ 4,394,164 $ 4,100,702
                                   ========== ========== =========== ===========

Basic Income Per Common Share        $ 0.44     $ 0.36      $ 1.28      $ 1.19
Diluted Income Per Common Share      $ 0.43     $ 0.36      $ 1.27      $ 1.18

See notes to consolidated condensed financial statements.

                                       PEOPLES BANCORP
                                      AND SUBSIDIARIES

                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                                            Nine Months Ended
                                                                 June 30,
                                                       ------------------------
Operating Activities:                                      2003         2002
                                                       ------------ -----------
  Net income                                           $ 4,394,164  $ 4,100,702
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Provision for loan losses                              457,179      259,090
    Depreciation and amortization                          594,877      566,612
    Amortization of premiums and discounts
      on investment securities                             630,369      117,987
    Amortization of deferred loan fees                    (560,409)    (534,345)
     Loans  originated for sale                        (28,774,710) (17,312,864)
     Proceeds from sales of loans                       29,479,397   17,499,168
      Net gain on sales of loans                          (610,537)    (369,904)
  Change in:
    Interest receivable                                     25,536      (69,553)
    Interest payable                                        (7,774)    (114,155)
  Other adjustments                                     (2,562,103)    (600,645)
                                                       ------------ -----------
  Net cash provided by operating activities              3,065,989    3,542,093
                                                       ------------ -----------
Investing Activities:
  Net change in  interest-bearing time deposits            549,961     (364,250)
  Purchases of investment securities held to maturity   (1,374,930)           -
  Purchases of investment securities available for sale(53,193,333) (32,401,843) Proceeds from maturities of investment
    securities held to maturity                          5,317,926    2,346,925
   Proceeds from maturities of securities
     available for sale                                 31,724,657    8,407,910
   Proceeds from sale of securities available for sale   1,211,805    2,236,488
  Net change in mutual funds                               323,017     (227,784)
  Net change in loans                                   19,365,560   14,220,154
  Purchases of premises and equipment                     (539,130)    (961,258)
   Proceeds from sales of real estate owned                394,398       80,030
   Purchase of FHLB stock                                   22,000      (13,500)
                                                       ------------ -----------
  Net cash provided by (used in) investing activities    3,801,931   (6,677,128)
                                                       ------------ -----------
Financing Activities:
  Net change in:
     NOW and savings accounts                              961,600   12,132,003
     Certificates of deposit                            (4,569,291)  (4,038,418)
     Short-term borrowings                                 988,405     (490,280)
     Advances by borrowers for taxes and insurance         (22,628)     (46,986)
  Proceeds from advances from FHLB                       3,000,000    2,000,000
  Payments on advances from FHLB                        (7,000,000)  (2,000,000)
  Cash dividends                                        (1,652,657)  (1,572,510)
  Repurchase of common stock                              (396,766)    (484,872)
                                                       ------------ -----------
   Net cash provided by (used in) financing activities  (8,691,337)   5,498,937
                                                       ------------ -----------
Net Change in Cash and Cash Equivalents                 (1,823,417)   2,363,902
Cash and Cash Equivalents, Beginning of Period          35,577,921   18,482,607
                                                       ------------ -----------
Cash and Cash Equivalents, End of Period               $33,754,504  $20,846,509
                                                       ============ ===========

Additional Cash Flows and Supplementary Information:
   Interest paid                                       $ 9,399,431  $12,128,590
   Income tax paid                                       2,730,553    3,171,965

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The significant accounting policies followed by Peoples Bancorp (the Company) and its wholly owned subsidiaries, Peoples Federal Savings Bank of DeKalb County and First Savings Bank (the Banks), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for September 30, 2002 filed with the Securities and Exchange Commission. The consolidated condensed balance sheet of the Company as of September 30, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date. All adjustments, which are in the opinion of management necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three and nine months ended June 30, 2003, are not necessarily indicative of those expected for the remainder of the year.

2.  CASH DIVIDEND

A cash dividend of $.16 per common share was declared on May 20, 2003 payable on July 24, 2003, to stockholders of record as of July 1, 2003.

3.  EARNINGS PER COMMON SHARE

Earnings per share were computed as follows:

                                                               Three Months Ended June 30,
                                                          2003                                2002
                                          ----------------------------------  ------------------------------------
                                                       Weighted                              Weighted
                                                       Average     Per-Share                 Average     Per-Share
                                            Income      Shares       Amount    Income        Shares       Amount
                                          ----------------------------------  ------------------------------------
Basic Earnings Per Share
   Income available to common stockholders  $1,502,968    3,428,544   $ 0.44  $1,253,303    3,452,806      $0.36
Effect of Dilutive Securities
   Stock options                                             28,531                            22,189
Diluted Earnings Per Share
   Income available to common stockholders
                                          ----------------------------------  ------------------------------------
     and assumed conversions                $1,502,968    3,457,075   $ 0.43  $1,253,303    3,474,995      $0.36
                                          ==================================  ====================================


                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

                                                                   Nine Months Ended June 30,
                                                           2003                                 2002
                                          ------------------------------------ ------------------------------------
                                                         Weighted                             Weighted
                                                         Average     Per-Share                Average     Per-Share
                                            Income       Shares       Amount    Income        Shares       Amount
                                          ------------------------------------ -------------------------------------
Basic Earnings Per share
   Income available to common stockholders  $4,394,164    3,439,471    $1.28   $4,100,702    3,458,779     $1.19
Effect of Dilutive Securities
   Stock options                                             25,449                             22,189
Diluted Earnings Per Share
   Income available to common stockholders
                                          ----------------------------------- -------------------------------------
     and assumed conversions                $4,394,164    3,464,920    $1.27   $4,100,702    3,480,968     $1.18
                                          =================================== =====================================

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

                                     Nine Months     Nine Months     Three months   Three months
                                    Ended June 30,  Ended June 30,  Ended June 30, Ended June 30,
                                      2003             2002              2003          2002
                                   --------------------------------------------------------------
Net income, as reported              $4,394,164      $4,100,702       $1,502,968      $1,253,303
Less:  Total stock-based employee
   compensation cost determined
   under the fair value based
   method, net of income taxes           48,273          58,398           16,091          19,466
                                   --------------------------------------------------------------

Pro forma net income                 $4,345,891      $4,042,304       $1,486,877      $1,233,837
                                   ==============================================================

Earnings per share:
    Basic - as reported                 $1.28            $1.19             $.44         $.36
    Basic - pro forma                   $1.26            $1.17             $.43         $.36
    Diluted - as reported               $1.27            $1.18             $.43         $.36
    Diluted - pro forma                 $1.25            $1.17             $.43         $.36


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

FINANCIAL CONDITION

Total assets at June 30, 2003 were $501,183,929, a decrease of $5,276,326 from September 30, 2002. Significant variations in the composition of assets consisted of the following items:

o Total loans decreased by $18,949,413. This decrease has been due primarily to the amount of refinancing activity in connection with the general decline in interest rates. Management's philosophy from an interest rate risk perspective is not to originate and keep the long-term lower rate mortgage loans. Consequently, the Company has refinanced and sold loans in the secondary market and gains on sales of loans have increased by $240,633 over the same period in 2002. Additionally, many customers have elected to refinance their mortgage loans utilizing the services of various competitors of the Company.
o Investment securities have increased by $16,106,610. This increase was primarily funded from the inflow of cash related to the previously mentioned decline in loans. Management

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

o has invested the funds that have come in primarily in callable agency bonds in an effort to maintain liquidity to fund future loan growth.

Total liabilities were $437,712,637 at June 30, 2003 down from $445,614,058 at September 30, 2002, due primarily to payoffs of Federal Home Loan Bank advances.

LIQUIDITY

The Company's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At June 30, 2003, and September 30, 2002, cash and short-term interest-bearing deposits totaled $37.0 million and $39.4 million, respectively.

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

CAPITAL RESOURCES

The following table presents Peoples Federal Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of June 30, 2003.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                                 At June 30, 2003
                                ------------------------------------------------
                                                Required for         To Be Well
                                    Actual   Adequate Capital(1) Capitalized (1)
                                --------------- ------------------ -------------
                                 Amount    %     Amount    %      Amount     %
                                ------- ------- ------- -------- -------- ------
                                                (dollars in thousands)
Total risk-based capital (1)
  (to risk-weighted assets)     $41,271   20.3% $16,276    8.0%   $20,346  10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)     $39,826   19.6% $ 8,138    4.0%   $12,207   6.0%
Core Capital (1)
  (to adjusted tangible assets) $39,826   10.6% $15,092    4.0%   $18,865   5.0%
Core Capital (1)
  (to adjusted total assets)    $39,826   10.6% $ 7,546    2.0%       N/A    N/A
Tangible Capital (1)
  (to adjusted total assets)    $39,826   10.6% $ 5,659    1.5%       N/A    N/A

(1) as defined by regulatory agencies


The following table presents First Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of June 30, 2003.

                                                 At June 30, 2003
                                ------------------------------------------------
                                                 Required for        To Be Well
                                  Actual     Adequate Capital(1) Capitalized (1)
                                --------------- ---------------- ---------------
                                 Amount   %      Amount    %      Amount    %
                                ------- ------- ------- -------- ------- -------
                                           (dollars in thousands)
Total risk-based capital (1)
  (to risk-weighted assets)     $12,669   20.5%   $4,938    8.0%  $6,172  10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)     $12,037   19.5%   $2,469    4.0%  $3,703   6.0%
Core Capital (1)
  (to adjusted tangible assets) $12,037   10.4%   $4,651    4.0%  $5,813   5.0%
Core Capital (1)
  (to adjusted total assets)    $12,037   10.4%   $2,325    2.0%     N/A    N/A
Tangible Capital (1)
  (to adjusted total assets)    $12,037   10.4%   $1,744    1.5%     N/A    N/A

(1) as defined by regulatory agencies

                                PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

SUMMARY OF RESULTS OF OPERATIONS

The Company had net income of $1,502,968 or $0.44 per share for the three months and $4,394,164 or $1.28 per share for the nine months ended June 30, 2003 as compared to $1,253,303 or $0.36 per share and $4,100,702 or $1.19 per share for the same period in 2002. The increase for the nine-month period is due to a combination of slightly higher net interest income partially offset by higher provision for loan losses due to higher delinquency rates and current economic factors. This slight increase is combined with higher non-interest income, primarily from gains on sales of loans, partially offset by higher non-interest expense.

NET INTEREST INCOME

Net interest income was $4,366,616 for the three months and $13,367,500 for the nine months ended June 30, 2003 as compared to $4,433,448 and $13,168,592 for the same periods ended 2002. Interest income decreased $936,546 to $7,240,980 for the three months and $2,423,870 to $22,759,157 for the nine-month period, due to lower rates earned on loans and investments. Interest expense decreased $869,714 to $2,874,364 for the three months and $2,622,778 to $9,391,657 for the nine-month period due again to lower rates. Volumes of both interest-earning assets and interest-bearing liabilities fell during the period. However, since rates on deposits and borrowings fell at a faster rate than rates on loans and investments, interest expense has decreased more than interest income for the nine-month period, causing higher net interest income. However, as loan volumes have fallen at a faster pace than deposits, interest income has started to decline more rapidly than interest expense, causing lower net interest income for the three-month period. If this trend continues, it could have a negative impact on future earnings.

Provision for loan loss increased $198,089 to $457,179 for the nine months ended June 30, 2003 due to higher delinquency and non-performing loan levels, and current economic conditions, as well as a significant loss being incurred on an outstanding commercial loan.

The following table presents average balances and associated rates earned and paid for all interest-earning assets and interest-bearing liabilities for the nine months ended June 30, 2003 and 2002 (dollars in thousands).

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                     2003                   2002
                       --------------------------- ---------------------------
                        Average          Effective  Average          Effective
                        Balance Interest   Rate     Balance Interest    Rate
                       -------- -------- --------- -------- -------- ---------
Loans                  $375,516 $20,252    7.19%   $397,027 $22,942     7.70%
Securities               64,353   1,894    3.92%     43,193   1,561     4.82%
Other                    32,375     613    2.52%     21,413     680     4.23%
                       -------- --------           -------- --------
Combined                472,244  22,759    6.43%    461,633  25,183     7.27%
                       -------- --------           -------- --------
NOW and savings
     deposits           159,542   1,067    0.89%    154,890   1,883     1.62%
Certificates of deposit 219,324   5,831    3.54%    222,862   8,068     4.83%
Borrowings               61,859   2,494    5.38%     48,017   2,063     5.73%
                       -------- --------           -------- --------
Combined               $440,725   9,392    2.84%   $425,769  12,014     3.76%
                       -------- --------           -------- --------
Net interest income/
   interest rate spread         $13,367    3.59%            $13,169     3.51%
                                ========  =======           =========  =======


The following table illustrates the change in net interest income due to changes in rates and average volumes for the nine months ended June 30, 2003 (in thousands).



                              Rate         Volume        Total
                           ------------  -----------   -----------
Loans                         $ (1,480)    $ (1,210)     $ (2,690)
Securities                        (206)         539           333
Other                             (280)         213           (67)
                           ------------  -----------   -----------
Total                           (1,966)        (458)       (2,424)
                           ------------  -----------   -----------

NOW and savings deposits          (875)          59          (816)
Certificates of deposit         (2,112)        (125)       (2,237)
Borrowings                        (116)         547           431
                           ------------  -----------   -----------
Total                           (3,103)         481  #     (2,622)
                           ------------  -----------   -----------
Net interest income            $ 1,137       $ (939) #      $ 198
                           ============  ===========   ===========

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

LOANS, NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE

The following table presents the composition of the loan portfolio at June 30, 2003 and September 30, 2002 (in thousands):

                                    June 30, 2003     September 30, 2002
                               --------------------  ---------------------
TYPE OF LOAN                     AMOUNT        %       AMOUNT       %
                               --------- ----------  --------- -----------
Residential:                             (Dollars in thousands)
     Single family units        292,210      78.2%    313,908      80.0%
     2-4 family units             1,946       0.5%      2,554       0.7%
     Over 4 family units          2,750       0.7%      3,473       0.9%
Commercial real estate           21,354       5.7%     20,366       5.2%
Land acquisition and
     development                  1,384       0.4%      1,513       0.4%
Consumer and other loans         53,428      14.3%     49,756      12.7%
Loans on deposits                   722       0.2%      1,041       0.3%
                               --------- ----------  --------- -----------
                                373,794     100.0%    392,611     100.0%
                               --------- ----------  --------- -----------
Less:
Undisbursed portion
     of loans                     3,340                 3,821
Deferred loan fees and
     discounts                    2,270                 1,653
                               ---------               -------
                                  5,610                 5,474
                               ---------              --------
Total loans receivable          368,184               387,137
Allowance for losses
     on loans                     2,114                 2,117
                               ---------             ---------
Net loans                      $366,070              $385,020
                               =========             =========


Non-performing assets at June 30, 2003 and September 30, 2002 are as follows (in thousands):

                                           June 30, 2003    September 30, 2002
Non-accruing loans                             $ 1,100               $ 676
Loans contractually past due 90 days
     or more other than nonaccruing                459                  52
Real estate owned (REO)                            684                 117
Restructured loans                               1,277                 517
                                           ------------        ------------
                                               $ 3,520             $ 1,362
                                           ============        ============

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

It is the Company's policy to carry REO at net realizable value. After repossession, appraised value is reduced for estimated repair and selling costs, and the net amount is the carrying value of the property. Any changes in estimated realizable value after the initial repossession, are charged to a specific loss reserve account for REO. The increase in non-accrual loans since September 30, 2002, is primarily due to increase in the 1 to 4 family portion of the loan portfolio, and management believes the increase has been appropriately considered in determining the adequacy of the allowance for loan and REO losses at June 30, 2003. Management believes this increase is generally attributable to current economic conditions. Net charge-offs for the nine months ended June 30, 2003 are $520,101 and were incurred primarily due to the commercial loan loss mentioned earlier in this report 10-Q.

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

NON-INTEREST INCOME

The Company's non-interest income for the three and nine months ended June 30, 2003, was $728,827 and $2,066,352 as compared to $479,637 and $1,612,096 for the same periods one year ago. The increase was attributable to increases in gains on sales of loans and loan servicing fees. The current low interest rate environment has encouraged mortgage loan refinancing, increasing the volume of loans being sold. Trust income also increased due to a one-time fee charged for conversion of an account, as well as trust fee increases effective December 2002. These factors have impacted income for both the three and nine-month periods ended June 30, 2003.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Peoples Federal Savings Bank has reached a tentative agreement with First Federal Savings Bank of Huntington, IN to take over the trust accounts of First Federal through a revenue sharing agreement. Regulatory approval will need to be obtained before the agreement is finalized.

NON-INTEREST EXPENSE

Total non-interest expense for the three and nine months ended June 30, 2003 was $2,711,252 and $8,180,209, as compared to $2,716,474 and $7,802,971 for the same periods in 2002. Salaries and employee benefits increased $106,576 to $4,473,390 due to higher pension funding requirements this year, the addition of a ninth branch office of Peoples Federal in February 2002, and regular salary increases.

Equipment expense and data processing expense increased to $671,833 and $677,153 respectively from $627,538 and $620,130 for the nine months ended June 30, 2003 due to additions and updates to processing systems. These have been ongoing projects over the entire nine-month period, and have affected both the three and nine month period numbers.

INCOME TAXES

Income tax expense decreased to $2,402,300 from $2,617,925 due to a lower effective rate in Indiana due to the addition of the Michigan subsidiary. The effective tax rate for the nine months ended June 30, 2003 and 2002 was 35.3% and 39.0%.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The OTS has issued a regulation, which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes. Institutions which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. Both Peoples Federal Savings Bank and First Savings Bank file Schedule CMR. However, results calculated from the June 30, 2003 schedule CMR are not yet available from the OTS. Therefore, the tables presented below present the results of this analysis for Peoples Federal and First Savings as of March 31, 2003 and 2002. Under the regulation, institutions that must file are required to take a

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued )
deduction (the interest rate risk capital component) from their total capital available to calculate their risk-based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets. Presented below as of March 31, 2003 and 2002 is an analysis performed by the OTS of Peoples Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point increments, up and down 100 basis points.

                 Peoples Federal Savings Bank
               Interest Rate Risk As of March 31, 2003
                      (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+200 bp           54,912      (2,986)        -5%       13.87%       (36)
+100 bp           57,412        (486)        -1%       14.28%         4
   0 bp           57,897           -           -       14.24%         -
-100 bp           56,239      (1,659)        -3%       13.74%       (49)


                  Peoples Federal Savings Bank
             Interest Rate Risk As of March 31, 2002
                     (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+200 bp           44,165     (12,039)       -21%       11.81%      (157)
+100 bp           50,454      (5,751)       -10%       13.18%      (120)
   0 bp           56,205           -           -       14.38%         -
-100 bp           58,979       2,775          5%       14.89%        51

Presented below are the same tables for First Savings:

                       First Savings Bank
             Interest Rate Risk As of March 31, 2003
                     (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+200 bp           16,078       1,321          9%       13.12%       130
+100 bp           15,587         833          6%       12.59%        78
   0 bp           14,754           -           -       11.82%         -
-100 bp           13,612      (1,142)        -8%       10.83%       (99)

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2003, an evaluation was carried out under the supervision and with the participation of the Company's management, including our President and Chief Executive Officer and our Secretary and Treasurer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d- 14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our President and Chief Executive Officer and our Chief
Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our President Chief Executive Officer and our Chief Financial Officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 1.  Legal Proceedings
              None

Item 2.  Changes in Securities and Use of Proceeds
             None

Item 3.  Defaults Upon Senior Securities
              None

Item 4.  Submission of Matters to a Vote of Security Holders
           None

Item 5.  Other information
             None

Item 6.  Exhibits
          Exhibit 31.1 Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
          Exhibit 31.2 Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
          Exhibit 32.1 Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
          Exhibit 32.2 Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

         Reports on Form 8-K
          A Form 8-K was filed on May 5, 2003 regarding the quarterly financial results of Peoples Bancorp for the period ended March 31, 2003.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                                   SIGNATURES


Under the  requirements  of the Securities  Exchange Act of 1934, the Registrant

has duly  caused  this  Report  to be signed  on its  behalf by the  undersigned thereunto duly authorized.


Date:    August 8, 2003                          /s/Maurice F. Winkler, III
                                                    Chief Executive Officer


Date:  August 8, 2003                            /s/Deborah K. Stanger
                                              Principal Financial and
                                                  Accounting Officer

                                                                    Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER DISCLOSURE PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Maurice F. Winkler, III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Peoples Bancorp

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))[and internal controls and procedures for financial reporting (as defined n Exchange Act Rules 13a-15(f) and 15d-15(f))] for the registrant, and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared.

b. Designed such internal controls and procedures for financial reporting, or caused such internal controls and procedures for financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and;

d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;



5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

         August 8, 2003              /s/Maurice F. Winkler, III
                                    President and Chief Executive Officer

                                                                    Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER DISCLOSURE PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Deborah K. Stanger, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Peoples Bancorp

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))[and internal controls and procedures for financial reporting (as defined n Exchange Act Rules 13a-15(f) and 15d-15(f))] for the registrant, and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared.

b. Designed such internal controls and procedures for financial reporting, or caused such internal controls and procedures for financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and;

d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

      August 8, 2003                /s/Deborah K. Stanger
                                    Vice President-Chief Financial Officer

                                                                     Exhibit32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), each of the undersigned officers of Peoples Bancorp, (the "Company") does hereby certify with respect to the Quarterly Report of the Company on form 10=Q for the period ended June 30, 2003 (the "Report") that:

     1. The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 8, 2003                                        /s/Maurice F. Winkler, III
                                                        Chief Executive Officer

                                                                    Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), each of the undersigned officers of Peoples Bancorp, (the "Company") does hereby certify with respect to the Quarterly Report of the Company on form 10=Q for the period ended June 30, 2003 (the "Report") that:

     1. The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 8, 2003                                             /s/Deborah K. Stanger
                                                         Chief Financial Officer