Form 10-K
period 2003-09-30
PEOPLES BANCORP
filed 2003-12-29
CIK 869004

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

      For Annual and Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended September 30, 2003
                                       or
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ______ to ______

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

Aggregate market value of voting stock held by non-affiliates of the registrant, as of December 18, 2003: $73,373,413.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 18, 2003:

           3,397,973 shares of Common Stock, par value $1.00 per share

                      Documents Incorporated by Reference:

     Portions of the definitive Proxy Statement/Prospectus (Part III) and the Annual Report to Stockholders for the year ended September 30, 2003 (Parts II and IV).

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

Item 1.  Business

General

     The Company is an Indiana corporation organized in October 1990 to become the thrift holding company for Peoples Federal Savings Bank of DeKalb County ("Peoples Federal"). The Company is the sole shareholder of Peoples Federal. Peoples Federal conducts business from its main office in Auburn and its eight full-service offices located in Avilla, Columbia City, Garrett, Kendallville, LaGrange, Topeka and Waterloo, Indiana. Peoples Federal offers a full range of retail deposit services and lending services to northeastern Indiana.

         Peoples Federal was founded in 1925 and chartered by the Federal Home Loan Bank Board ("FHLBB"), now the Office of Thrift Supervision ("OTS"), in 1937. Since that time, it has been a member of the Federal Home Loan Bank System ("FHLB System") and the Federal Home Loan Bank of Indianapolis ("FHLB of Indianapolis"). Its savings accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF"), as administered by the Federal Deposit Insurance Corporation (the "FDIC").

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

     In December 2002, the Board authorized a stock repurchase program. Purchases of up to 300,000 shares of the Company's common stock may be made in open market or in privately negotiated transactions. As of September 30, 2003, the Company had repurchased 24,907 shares.

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

The Thrift Industry

     Thrift institutions are financial intermediaries which historically have accepted savings deposits from the general public and, to a lesser extent, borrowed funds from outside sources and invested those deposits and funds primarily in loans secured by first mortgage liens on residential and other types of real estate. Such institutions may also invest their funds in various types of short and long-term securities. The deposits of thrift institutions are insured by the SAIF as administered by the FDIC, and these institutions are subject to extensive regulations. These regulations govern, among other things, the lending and other investment powers of thrift institutions, including the terms of mortgage instruments these institutions are permitted to utilize, the types of deposits they are permitted to accept, and reserve requirements.

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

     For information regarding the total dollar amount of interest income from interest-earning assets, the average yields, the amount of interest expense from interest-bearing liabilities and the average rate, net interest income, interest rate spread, and the net yield on interest-earning assets, refer to page eight of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2003 Annual Report to Stockholders incorporated herein by reference.

     For information regarding the combined weighted average effective interest rate earned by the Banks on their loan portfolios and investments, the combined weighted average effective cost of the Banks' deposits and borrowings, the interest rate spread of the Banks, and the net yield on combined monthly weighted average interest-earning assets of the Banks on their loan portfolios and investments for the fiscal years ending September 30, 2003, 2002, and 2001 refer to page five of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2003 Annual Report incorporated herein by reference.

     For information concerning the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Banks' interest income and expense during the fiscal years ending September 30, 2003, 2002, and 2001 refer to page nine of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2003 Annual Report incorporated herein by reference.

Market Area

     Peoples Federal's market area in northeastern Indiana spans the counties of DeKalb, Whitley, Noble, and LaGrange. This market area has a population of approximately 154,000 and has a diversified industrial economic base with an emphasis on the production sector that includes major manufacturers of international scope. Moreover, the distribution sector, primarily in the wholesale and retail trades, constitutes a substantial portion of the area's economy, both in terms of product mix, sales receipts, and employment. The most rapid growth has occurred in the manufacturing sector, especially in the production of automotive and electronics products, and in the service sector with respect to packaging, warehousing, and distribution services.

     With the addition of First Savings Bank to the Company, the market area has expanded into southern Michigan and additional towns of Howe and Middlebury in northeastern Indiana. First Savings serves St. Joseph, southern Kalamazoo, and Cass counties in Michigan and LaGrange and eastern Elkhart counties in Indiana. This expanded market area is contiguous to the Peoples Federal market area and is a natural expansion. This aggregate market area has a population estimate of 566,700 and consists of a diversified economic base that includes manufacturing, wholesale and retail trades, small farming, and service industries. The general area serviced by First Savings would be classified as rural.

Lending Activities

    General

     The Banks have attempted to emphasize investments in adjustable-rate residential mortgages and consumer loans in their market areas. In order to lessen their risk from interest rate fluctuations, the Banks emphasize the origination of interest rate sensitive loan products, such as one-year adjustable-rate mortgage loans, and prime plus equity loans. However, during the recent low interest rate market, customers preferred fixed rate products. The Banks reacted to this trend by offering a new mortgage product of a seven-year fixed rate loan, which converts to a one-year adjustable product at the end of the seventh year. In this way, the Banks offered a fixed rate product to satisfy the customer demand, but are not locked into low interest rates for a long period of time. For regulatory reporting purposes, these loans are shown as fixed rate product until the period remaining to the next repricing is under five years. Seven year/one year loans originated during the initial implementation of this product are now shown in this Form 10-K as adjustable rate product. More recent originations of these types of loans are shown as fixed rate mortgages. First Savings sells any loans it originates for longer than seven year fixed rate terms on the secondary market.

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

     During the fiscal year ended September 30, 2003, the Banks originated $127,326,968 of residential loans of which $65,303,524 were five- to 30-year fixed-rate mortgages and $62,023,444 was adjustable-rate loans. The rates offered on the Banks' adjustable-rate residential mortgage loans are generally competitive with the rates offered by other thrift institutions in the Banks' market areas and are based upon the Banks' cost of funds and the rate of return the Banks can receive on comparable investments. Fixed-rate loans are originated only under terms and conditions and using documentation which would permit their sale in the secondary market and at rates which are generally competitive with rates offered by other financial institutions in the Banks' market areas.

     Set  forth  below  is  the  amounts  and   percentages  of  fixed-rate  and
adjustable-rate loans (which include consumer loans) in the Banks' portfolios at September 30, 2003, 2002, and 2001 (Dollars in thousands).

                               September 30,
 ----------------------------------------------------------------------------
             2003                 2002                        2001
 -----------------------   ------------------------  ------------------------
 Adjustable     Fixed      Adjustable     Fixed      Adjustable      Fixed
 ----------- -----------   ----------- ------------  -----------  -----------
  $231,122     $133,032     $239,265      $153,346    $267,681     $144,600
    63.5%        36.5%         60.9%         39.1%       64.9%       35.1%

     The terms of the residential loans originated by the Banks range from one to 30 years. Experience during recent years reveals that as a result of prepayments in connection with refinancings and sales of the underlying properties, residential loans generally remain outstanding for periods substantially shorter than maturity of the loan contracts. At September 30, 2003, the average contractual maturity of the Banks' portfolios of fixed-rate loans was 8 years and 11 months, and 22 years and 1 month with respect to its portfolio of adjustable-rate loans.

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

Commercial Real Estate Loans

     The Banks also originate commercial real estate loans. From September 30, 2002, to September 30, 2003, commercial real estate loans decreased from $20,870,000 to $16,969,000, with the percentage of commercial real estate loans to total loans decreasing from 5.30% to 4.70%. These loans consisted of construction and permanent loans secured by mortgages on mid-size commercial real estate and farms. Of these loans, approximately $9.1 million are secured by agricultural real estate. The terms of commercial real estate loans vary from loan to loan but are usually five-year adjustable-rate loans with terms of 20 to 25 years. The loan-to-value ratio of commercial real estate loans is generally 75% or less.

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

Loan Portfolio Cash Flows

     The following table sets forth the estimated maturity of the Banks' loan portfolios by type of loan at September 30, 2003. The estimated maturity reflects contractual terms at September 30, 2003. Contractual principal repayments of loans do not necessarily reflect the actual term of the Banks' loan portfolios. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of "due on sale" clauses. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

     The following table sets forth the total amount of loans due after one year from September 30, 2003, which have a fixed rate or an adjustable rate. (Dollars in thousands)


                             Due in     One Year        Due After
                             One Year    Through           Five
                              or Less  Five Years         Years     Total
                            --------- -------------    ---------   ---------
                                          (In thousands)
Type of Loan:
Construction loans --
   Residential real estate   $ 6,126    $     -        $      -    $  6,126
   Commercial                                                             -
Real estate loans:
   Mortgage-residential        5,222     10,584         281,130     296,936
   Commercial                      -        775          18,048      18,823
Installment loans --
   Consumer                    3,162      9,538          18,420      31,120
   Commercial                  7,082      2,786           1,281      11,149
                            ---------  -----------    ----------  ----------
         Total              $ 21,592   $ 23,683        $318,879    $364,154
                            =========  ===========    ==========  ==========


                    Loans Due
         October 1, 2004 and thereafter
-----------------------------------------
        Fixed            Adjustable            Total at September 30, 2003
------------------  ---------------------  ---------------------------------
      $121,424            $221,138                    $342,562

Loan Portfolio Composition

     The following table sets forth the composition of the Banks' loan portfolios by type of loan at the dates indicated. The table includes a reconciliation of total net loans receivable, after consideration of undisbursed portion of loans, deferred loan fees and discounts, and allowance for losses on loans.


                            2003                2002              2001               2000              1999
                       ----------------------------------------------------------------------------------------------
TYPE OF LOAN            AMOUNT       %      AMOUNT      %      AMOUNT      %     AMOUNT      %      AMOUNT      %
                       ---------- -------- ---------- ------- ---------  ------ ---------- ------- ---------- -------
Residential:                                            (Dollars in thousands)
  Single family unit    $301,265    82.8%   $312,509   79.5%   $336,586  81.6%   $332,847   83.4%   $265,992   88.3%
  2-4 family units         1,797     0.5%      2,954    0.8%     3,243    0.8%      3,263    0.8%      1,603    0.5%
  Over 4 family units      2,593     0.7%      3,485    0.9%     1,452    0.4%      3,018    0.8%      2,525    0.8%
Commercial real estate    14,750     4.1%     20,870    5.3%    21,906    5.3%     16,665    4.2%      9,392    3.1%
Land acquisition and
  development              1,480     0.4%      1,516    0.4%     1,938    0.5%      1,926    0.5%      1,251    0.4%
Consumer and other loans  41,748    11.5%     50,233   12.8%    46,177   11.2%     39,657   10.0%     19,861    6.6%
Loans on deposits            521     0.1%      1,044    0.3%       979    0.2%      1,052    0.3%        952    0.3%
                       ---------- -------- ---------- ------- ---------  ------ ---------- ------- ---------- -------
                         364,154   100.0%    392,611  100.0%   412,281   100.0%   398,428  100.0%    301,576  100.0%
                       ---------- -------- ---------- ------- ---------  ------ ---------- ------- ---------- -------
Less:
Undisbursed portion
  of loans                 3,467               3,821             5,262              4,341              2,307
Deferred loan fees and
  discounts                1,623               1,653             1,829              2,002              1,394
                       ----------          ----------         ---------         ----------         ----------
                           5,090               5,474             7,091              6,343              3,701
                       ----------          ----------         ---------         ----------         ----------
Total loans receivable   359,064             387,137           405,190            392,085            297,875
Allowance for losses
  on loans                 2,111               2,117             1,895              1,650              1,005
                       ----------          ----------         ---------         ----------         ----------
Net loans               $356,953            $385,020           $403,295          $390,435           $296,870
                       ==========          ==========         =========         ==========         ==========

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

     The following table shows mortgage and other loan origination, purchase, and repayment activity for the Banks during the periods indicated:

                                            Years Ended September 30
                                         --------------------------------
                                            2003      2002        2001
                                         ---------- ---------- ----------
                                              (Dollars in thousands)
Mortgage loans originated
   for the purpose of:
     Construction-commercial              $      -   $    365   $      -
     Construction-residential               10,321     10,715     28,003
     Purchase/refinance-commercial           3,349      3,884      2,938
     Purchase/refinance-residential        123,978    109,247     87,517
Consumer and other loans originated         29,805     30,329     39,199
                                         ---------- ---------- ----------
   Total loans originated                  167,453    154,540    157,657
                                         ---------- ---------- ----------
Loan credits:
    Loans sold
   Principal repayments                    195,406    172,416    144,191
                                         ---------- ---------- ----------
Other:
   Provision for losses on loans               537        348        354
   Amortization of loan fees                  (759)      (680)      (557)
   Loan foreclosures, net                      336        731        476
                                         ---------- ---------- ----------
                                               114        399        273
                                         ---------- ---------- ----------

     Total credits, net                    195,520    172,815    144,464
                                         ---------- ---------- ----------
Net increases (decreases) in mortgage and
   other loans receivable, net            $(28,067)  $(18,275)  $ 13,193
                                         ========== ========== ==========

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

     The following table reflects the amount of loans in delinquent status at September 30, 2003:

                                       Loans Delinquent For
            --------------------------------------------------------------------
                30-59 Days                60-89 Days         90 Days and Over
            --------------------------------------------------------------------
                           Percent                 Percent               Percent
                           of Loan                 of Loan               of Loan
            Number Amount Category Number Amount Category Number Amount Category
            ------ ------ -------- ------- ------ -------- ------ ------ -------
Real estate:                         (Dollars in thousands)
One to four    18  $1,197   0.40%    6     $325     0.11%    15    $ 976   0.32%
 family

 Other          1     149   0.71%    1       43     0.20%     -        -   0.51%

Consumer       16     139   0.32%   10       93     0.21%    26      241   0.55%
            ------ ------         ----- --------          ------- ------

   Total       35  $1,485   0.41%   17     $461     0.13%    41   $1,217   0.33%
            ====== ======         ===== ========          ======= ======


     The following table sets forth the Banks' nonperforming assets at the dates indicated:

                                   At September 30,
                            ----------------------------
                              2003  2002  2001 2000 1999
                            ------ ------ ---- ---- ----
                             (Dollars in thousands)
Nonaccrual loans            $1,127  $ 801 $676 $587 $474
Loans past due 90 days and
    still accruing              90    106   52    7   64
                            ------ ------ ---- ---- ----
                             1,217    907  728  594  538
Real estate owned, net
   of allowance                854    489  117  165    -
                            ------ ------ ---- ---- ----
Total nonperforming
   assets                   $2,071 $1,396 $845 $759 $538
                            ====== ====== ==== ==== ====

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

     The increase in non-accrual loans since September 30, 2002 is primarily from the 1 to 4 family portion of the loan portfolio, and management believes the increase has been appropriately considered in determining the adequacy of the allowance for loan and REO losses at September 30, 2003. Management believes this increase is generally attributable to current economic conditions. The local economy in the areas in which the Company operates is somewhat dependent upon the automobile industry, which has not fully recovered from the recession, and this has trickled down to several other aspects of the local economy. There have been no significant changes in potential problem loans since September 30, 2002. Net charge-offs for the years ended September 30, 2003 and 2002 were $543,635 and $125,249, respectively. Net charge-offs were slightly above average this year due to the aforementioned economic conditions. This was combined with a large loss on one commercial loan to make up the net charge-off increase for this year.

     Interest income that would have been recognized for the year ended September 30, 2003, if nonaccrual loans had been current in accordance with their original terms, approximated $22,000. Interest income recognized on such loans for the year ended September 30, 2003, approximated $7,000. At September 30, 2003 the Banks had no loans that were deemed impaired in accordance with Statement of Financial Accounting Standards No. 114.

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

    As of September 30, 2003, loan balances were classified by the Banks as follows:

             Loss                          $        -
             Doubtful                               -
             Substandard                    2,528,000
             Special Mention                1,800,000

Allowance for Losses on Loans

     The allowances for loan losses represent amounts available to absorb inherent losses in the loan portfolios. The allowance is based on management's continuing review of the portfolios, historical charge-offs, current economic conditions, and such other factors, which in management's judgment deserve recognition in estimating possible losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgment about the information available to them at the time of their examination. Provisions for losses are charged to earnings to bring the allowance to levels considered necessary by management. Losses are charged to the allowance when considered probable. As of September 30, 2003 allowance for losses on loans was $2,110,946. Overall, the general composition of the loan portfolio has remained similar to the prior year with no significant shift of risk between components of the loan portfolio that would impact the calculation of the allowance for loan losses. The Banks' management believes that the allowance is adequate to absorb known and inherent losses in the portfolios. No assurance can be given, however, that economic conditions which may adversely affect the Banks' markets or other circumstances will not result in additions to the allowance for loan and real estate owned losses.

     The following table presents an allocation of the Banks' allowance for loan losses at the dates indicated and the percentage of loans in each category to total loans.

                                                           September 30,
                                       2003        2002        2001          2000           1999
                              --------------- ------------- ------------  ------------ --------------
                              Amount     %    Amount    %   Amount   %    Amount   %   Amount     %
                              -------- ------ ------- ----- ------ ------ ------ ----- ------- ------
Balance at end of                                      (Dollars in thousands)
period applicable to:
Residential Mortgage Loans    $1,420   82.1% $1,361   81.2%  $ 910  82.4% $1,122  84.2%  $ 869  88.7%
Commercial Real Estate Loans     166    5.8%    404    5.7%    527   6.2%    101   5.5%     76   4.4%
Consumer Loans                   311   12.1%    294   13.1%    342  11.4%    196  10.3%     60   6.9%
Unallocated                      214             58            116           231             -
                              ------ ------- ------- ------ ------ ------ ------ ------ ------ --------
Total                         $2,111  100.0% $2,117  100.0% $1,895 100.0% $1,650 100.0% $1,005 100.0%
                              ====== ======= ======= ====== ====== ====== ====== ====== ====== ========


     The following table is a summary of activity in the Banks' allowance for loan losses for the periods indicated.

Summary of Loan Loss Experience              Years ended September 30,
                                      ---------------------------------------
                                      2003    2002     2001   2000    1999
                                      ------ ------- ------- ------- --------
 Balance of loan loss allowance at          (Dollars in Thousands)
     beginning of year                $2,117  $1,895  $1,650  $1,005  $  947
      Allowance acquired in merger         -       -       -     562       -
       Charge-offs
          Residential                     25      36       4       -       -
          Commercial real estate           -       -       -       -       -
          Commercial                     395       -       -       -       -
          Consumer                       138     118     139     118      53
                                      ------ -------- ------- ------- -------
Total Charge-offs                        558     154     143     118      53
                                      ------ -------- ------- ------- -------
Recoveries
          Residential                      -       -       -       -       -
          Consumer                        15      28      34      41      22
                                      ------ -------- ------- ------- -------
Total Recoveries                          15      28      34      41      22
                                      ------ -------- ------- ------- -------
Net Charge-offs (Recoveries)             543     126     109      77      31
Provision for loan losses                537     348     354     160      89
                                      ------ -------- ------- ------- -------
Balance of loan loss allowance at
     end of year                      $2,111  $2,117  $1,895  $1,650  $1,005
                                      ====== ======== ======= ======= =======
Ratio of net charge-offs to average
     loans outstanding                 0.14%   0.03%   0.02%   0.01%   0.01%

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

     The carrying values of the Banks' investment securities, including its liquid assets, as of the dates indicated are presented in the following table.

                                                 At September 30,
                                    -----------------------------------
                                       2003         2002         2001
                                    ----------   ----------   ---------
Interest-bearing deposits and                 (Dollars in thousands)
     certificates of deposit (1)     $ 29,965      $30,995     $13,029
U.S. government and federal
     agency securities
     Held to maturity                       -            -         500
     Available for sale                61,352       36,713      13,346
Mortgage backed securities
     Held to Maturity                   2,117        6,848       5,139
     Available for sale                13,953       13,504      10,354
Stock in FHLB of Indianapolis           4,519        4,405       4,392
Other
     Held to maturity                       -          295         635
     Available for sale(2)             10,199        4,679       5,912
                                    ----------    ---------   ---------

          Total investments          $122,105      $97,439     $53,307
                                    ==========    =========   =========

--------------------------------------------
(1) In Interest-bearing accounts at FHLB of Indianapolis $26,694, In Insured certificates of deposit $3,270 at September 30, 2003; In Interest-bearing accounts at FHLB of Indianapolis $27,175, In Insured certificates of deposit $3,820 at September 30, 2002; In Interest-bearing accounts at FHLB of Indianapolis $9,574, In Insured certificates of deposit $3,456 at September 30, 2001;
(2) Van Kampen Prime Income Fund $2,298, Van Kampen Senior Income Trust $1,397, State and Municipal obligations $6,504 at September 30, 2003; Van Kampen Prime Income Fund $2,146, Van Kampen Senior Income Trust $1,160, State and Municipal obligations $1,668 at September 30, 2002; Van Kampen Prime Income Fund $2,409, Van Kampen Senior Income Trust $1,269, State and Municipal obligations $2,869 at September 30, 2001;

     The  following  table  sets  forth   information   regarding  the  maturity
distribution of investment securities at September 30, 2002, and the weighted average yield on those securities.

                                                         At September 30, 2003
                                       ----------------------------------------------------------------
                                            Available for Sale              Held to Maturity
                                       ------------------------------ ---------------------------------
                                                 Weighted Approximate            Weighted  Approximate
                                       Amortized  Average    Fair     Amortized   Average     Fair
Maturity Distribution at September 30:   Cost      Yield     Value      Cost       Yield      Value
                                       --------- -------- ----------- --------- ---------- ------------
                                                          (Dollars in thousands)
Due in one year or less                $   357     5.40%   $   365     $   -                 $   -
Due after one through five years        45,811     3.19%    46,373         -                     -
Due after five through ten years        18,872     3.42%    18,925         -                     -
Due after ten years                      2,282     3.73%     2,194         -                     -
                                       --------           --------- ----------             ------------
                                        67,322              67,857         -                     -
Mortgage-backed securities              13,990     4.52%    13,953     2,117     4.88%       2,218
Marketable equity securities             4,453               3,695         -                     -
                                       --------           --------- ---------              ------------
                  Total                $85,765             $85,505    $2,117                $2,218
                                       ========           ========= =========              ============


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

     For information on the amounts of certificate accounts at September 30, 2003, maturing during the next five years and thereafter see Note 6 of Notes to Consolidated Financial Statements on page 24 of the Company's 2003 Annual Report to Stockholders.

     The following table lists maturities of certificates of deposits where the balance of the certificate exceeds $100,000 for the periods indicated. None of these certificates were brokered deposits.



                   At September 30,
                  ------------------------
                           2003
                        ------------
                    (Dollars In thousands)
3 months or less              $ 500
3-6 months                      700
6-12 months                     800
over 12 months               34,343
                        ------------
Total                      $ 36,343
                        ============

Borrowings

     As members of the FHLB System and the FHLB of Indianapolis, the Banks are eligible to arrange borrowings or advances for various purposes and on various terms. As of September 30, 2003, 2002 and 2001 the Banks had outstanding advances to the FHLB of Indianapolis of $54,100,000, $59,100,000, and
$45,092,965, respectively. See page 25 of the Company's 2003 Annual Report to Stockholders for the maturity breakdown of these long-term instruments.

     Reverse repurchase agreements, another source of borrowing for Peoples Federal, are retail obligations of Peoples Federal with a maturity of 90 days or less, and are generally secured with specific investment securities owned by Peoples Federal.

     The following tables set forth certain information as to the Banks' short-term borrowings consisting of reverse repurchase agreements for the periods and at the dates indicated. Average balances and average interest rates are based on month-end balances.

                                                Years Ended September 30
                                                -------------------------
                                                 2003    2002    2001
                                                ------ -------- -------
                                                 (Dollars in thousands)
Average balance of short-term borrowings        $4,294  $2,885  $1,068
Highest month-end balance of total
   short-term borrowings                         7,136   5,131   4,384
Weighted average interest rate of total
   short-term borrowings                          1.53%   2.39%   3.45%

                                                 At September 30
                                                ----------------------
                                                 2003    2002    2001
                                                ------ ------- -------
Reverse Repurchase agreements                    2,650   3,193   4,384
                                                ------ ------- -------
Total short-term borrowings                     $2,650  $3,193  $4,384
                                                ====== ======= ========
Weighted average interest rate                    1.49%   1.98%   3.45%


Trust Department

     In October 1984, the FHLB of Indianapolis granted full trust powers to Peoples Federal, one of the first savings institutions in Indiana to be granted such powers. As of September 30, 2003, Peoples Federal's trust department assets totaled approximately $99,773,000 including self-directed Individual Retirement Accounts ("IRA's"), and it was offering a variety of trust services including estate planning. As of that date, the trust department was administering approximately 790 trust accounts, including estates, guardianships, revocable and irrevocable trusts, testamentary trusts, and self-directed IRA accounts. The trust department also offers and administers self-directed IRA's and Simplified Employee Pension IRA's for small businesses. The trust department provides a needed service to the communities served by Peoples Federal, as well as generating fee income which is largely unaffected by interest rate fluctuations.

     The large increase in trust assets administered (from less than $58 million to almost $100 million) was due to the purchase by Peoples Federal of the trust assets of First Federal Savings Bank of Huntington, IN. The purchase was affected using a revenue sharing agreement, rather than an up-front cash payment. While the merger still needed final regulatory approval at September 30, the assets had been combined in Peoples Federal's accounting system, and Peoples had taken over the administration of these accounts. Final regulatory approval is expected at any time.

Non-Bank Subsidiary

     Peoples Financial Services, Inc. ("PFSI") was organized in 1977 under the laws of the State of Indiana. It is wholly owned by Peoples Federal and conducts a general insurance business within the State of Indiana under the name of Peoples Insurance Agency. During fiscal years ended September 30, 2003 and 2002, PFSI recorded total income of $54,326 and 57,255, respectively, with net income for such periods amounting to $5,686 and $8,322, respectively.

     Alpha Financial was organized under the laws of the state of Michigan in 1975 as a wholly owned subsidiary of First Savings. First Savings' investment in Alpha Financial was $221,495 at September 30, 2003. The assets of Alpha

Financial consist of cash and stock in MIMLIC Life Insurance Company, which reinsures credit life insurance policies written on the lives of borrowers of various financial institutions.

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

Employees

     As of September 30, 2003, the Banks employed 151 persons on a full-time basis and 20 persons on a part-time basis. The Banks' employees are not represented by any collective bargaining group, and management considers its relations with its employees to be excellent. The holding company has no employees.


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

     USA Patriot Act of 2001. On October 26, 2001, President Bush signed the USA Patriot Act of 2001. The Patriot Act is intended is to strengthen the U.S law enforcement and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

o due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-US persons;
o    standards for verifying customer identification at account opening;

o rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; and
o reports by non-financial trades and businesses filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000, and filing of suspicious activities reports securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

     On July 23, 2002, the U.S. Treasury proposed regulations requiring institutions to incorporate into their written money laundering plans a board approved customer identification program implementing reasonable procedures for:
o verifying the identity of any person seeking to open an account, to the extent reasonable and practicable;
o maintaining records of the information used to verify the person's identity; and
o determining whether the person appears on any list of known or suspected terrorists or terrorist organizations.

Account is defined as a formal banking or business relationship established to provide ongoing services, dealings, or other financial transactions. We do not expect the proposed regulations will have a material impact on our operations.

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

Regulation of the Banks

     Federal Home Loan Bank System. The Banks are members of the FHLB System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As members of the FHLB of Indianapolis, the Banks are required to acquire and hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (i.e., borrowings) from the FHLB of Indianapolis, whichever is greater. The Banks were in compliance with this requirement with an investment in FHLB of Indianapolis stock at September 30, 2003, of $4,518,700.

     The FHLB of Indianapolis serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members secured by certain prescribed collateral in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Indianapolis. Long-term advances may only be made for the purpose of providing funds for residential housing finance. Members must meet standards of community investment or service established by the FHLB of Indianapolis in order to maintain continued access to long-term advances. As of September 30, 2003, the Banks had advances totaling $54,100,000 outstanding. See "Business of the Company--Deposit Activity and Other Sources of Funds" and "--Borrowings."

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

     Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a "domestic building and loan association" in section 7701 of the Internal Revenue Code of 1986, as amended (the "Code"). If the Banks maintain an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualify as QTL's or a domestic building and loan association, they will continue to enjoy full borrowing privileges from the FHLB. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of September 30, 2003, the Banks were in compliance with their QTL requirements and met the definition of a domestic building and loan association.

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

     Regulatory Capital Requirements. Under OTS capital regulations, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8% of risk-weighted assets. In addition, OTS regulations impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system).

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

     On December 1, 1998, the OTS issued Thrift Bulletin 13a ("TB 13a"), which replaced previous thrift bulletins and certain other guidance on interest rate risk to assist institutions in interpreting the rules governing interest rate risk. TB 13a sets forth a definition and sources of interest rate risk and directs the Board of Directors of a savings association to set interest rate risk limits for the savings association and to adopt a system for measuring interest rate risk. TB 13a also describes certain due diligence management should undertake before taking a position in investment securities or financial derivatives, requires certain record-keeping of such investments, and states that the savings association's activities in this area will be subject to assessment by examiners. TB 13a discusses the two elements to an examiner's assessment of interest rate risk; the level of market risk as measured by a net portfolio value model, and the quality of the savings association's practices for managing interest rate risk. In the event the OTS believes supervisory action is required to address interest rate risk at a savings association, TB 13a outlines the range of agency responses, from written plans from the board to reduce risk to formal enforcement action, including supervisory agreements or cease and desist orders.

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

     At September 30, 2003, the Banks exceeded all regulatory minimum capital requirements as indicated in Note 16, page 31 of the Company's Annual Report to Stockholders.


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

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $54.0 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 2003, the Banks met their reserve requirements.

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

     In addition, on August 27, 1996, the OTS and the federal bank regulatory agencies added guidelines for asset quality and earnings standards. Under the standards, a savings institution would be required to maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves.

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

     The following table provides certain information with respect to Peoples Federal's full-service offices at September 30, 2003:


         Full Service                Date         Net Book
            Offices                 Opened       Value (1)
------------------------------------------------------------
                                   (Dollars in thousands)
Main Office, Auburn                      1973         $ 245
Avilla                                   1980            98
Garrett                                  1972            53
Columbia City-Downtown                   1971           100
Columbia City-North                      1998           491
Kendallville                             1941           389
LaGrange                                 1972           230
Waterloo                                 2000           935
Topeka                                   2002           501


(1) Of real estate at September 30, 2003.

     The total net book value of Peoples Federal's premises and equipment at September 30, 2003, was $3.9 million.

     First Savings Bank owns six full-service banking offices located in Three Rivers, Union, and Schoolcraft, Michigan and Howe and Middlebury, Indiana.

     The following table provides certain information with respect to First Saving's full service offices at September 30, 2003.


         Full Service                Date         Net Book
            Offices                 Opened       Value (1)
------------------------------------------------------------
                                   (Dollars in thousands)
Main Office, Three Rivers                1981           628
Schoolcraft                              1971            64
Union                                    1988           191
Three Rivers, branch                     1988           298
Howe                                     1998           340
Middlebury                               1998           620

(1) Of real estate at September 30, 2003.

     The total net book value of First Savings' premises and equipment at September 30, 2003 was $2.5 million.

Item 3.  Legal Proceedings

     There are no material pending legal proceedings to which the Company, the Banks or any subsidiary is a party or to which any of their property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

    Not Applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Reference is made to page 3 of the Company's Annual Report to Stockholders, for the year ended September 30, 2003 for the information required by this Item, which is hereby incorporated by reference. Reference is also made to Item 11 under Part III of this form 10-K for the Equity Compensation Plan Table required by Regulation S-K.

Item 6.  Selected Financial Data

     Reference is made to page 3 of the Company's Annual Report to Stockholders for the year ended September 30, 2003, for the information required by this Item, which is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Reference is made to pages 4 to 11 of the Company's Annual Report to Stockholders for the year ended September 30, 2003, for the information required by this Item, which is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Reference is made to page 6 of the Company's Annual Report to Stockholders for the year ended September 30, 2003, for the information required by this item, which is hereby incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

     Reference is made to pages 14 to 39 of the Company's Annual Report to Stockholders for the year ended September 30, 2003 for the information required by this Item, which is hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

    None.

Item 9A. Controls and Procedures

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

     The Company's management, including the CEO and CFO, does not expect that its disclosure controls or its internal controls and procedures for financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Reference is made to the section captioned "The Peoples Bancorp Annual Meeting-Election of Directors" in the Company's Proxy Statement dated December 8, 2003 for the information required by this Item, which is hereby incorporated by reference.

     Code of Ethics. The company has adopted an ethics policy that applies to Financial Managers of the Company and its subsidiaries. A copy of the Ethics Policy is attached on exhibit 14 to this annual report.

Item 11.  Executive Compensation

     Reference is made to the section captioned "The Peoples Bancorp Annual Meeting-Compensation of Executive Officers" in the Company's Proxy Statement dated December 8, 2003 for the information required by this Item, which is hereby incorporated by reference.
                                   (a)             (b)                (c)
                                                                   Number of
                                                                  securities
                                                                   remaining
                               Number of      Weighted        available for
                            securities to be  -average        future issuance
                             issued upon   exercise price of    under equity
                              exercise of    outstanding        compensation
                              outstanding     options,       plans (excluding
  Plan Category            options, warrants  warrants and  securities reflected
                             and rights        rights           in column (a)
------------------------------
Equity compensation
 plans approved                    110,249(1)        $14.43          89,751
by security holders...........
Equity compensation plans not         -0-                              -0-
approved by security holders..
Total.........................     110,249           $14.43          89,751

(1) 80,249 shares were assumed in connection with the acquisition of Three Rivers Financial Corp at a weighted average exercise price of $11.78.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Reference is made to the section captioned "The Peoples Bancorp Annual Meeting-Securities Ownership of Certain Beneficial Owners in the Company's Proxy Statement dated December 8, 2003 for the information required by this Item which is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

     Reference is made to the section captioned "The Peoples Bancorp Annual Meeting-Transactions with Certain Related Persons" in the Company's Proxy Statement dated December 8, 2003 for the information required by this Item, which is hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services

     Reference is made to the section captioned "Accountant's Fees" in the Company's Proxy Statement dated December 8, 2003 for the information required by this Item, which is hereby incorporated by reference.

Item 15.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

     (a) The following consolidated financial statements of Peoples Bancorp and Its Wholly-owned Subsidiaries, included in the Annual Report to Stockholders of the registrant for the year ended September 30, 2003 are filed as part of this report:

1.   Financial Statements

o    REPORT OF BKD LLP, INDEPENDENT ACCOUNTANTS PAGE 13.
o    CONSOLIDATED BALANCE SHEETS - AS OF SEPTEMBER 30, 2003, AND 2002 PAGE 14.
o CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002, AND 2001 PAGE 15.
o CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002, AND 2001 PAGE 16.
o CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002, AND 2001 PAGE 17.
o    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS PAGES 18-39.

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

13              Annual Report to Stockholders

14              Code of Ethical Conduct for Financial Managers

22              Subsidiaries of the Registrant

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

     (b) A report on Form 8-K was filed on July 25, 2003 reporting earnings for the period ended June 30, 2003.

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

                                          PEOPLES BANCORP

 December 18, 2003                        /s/ Roger J. Wertenberger
                                          Chairman of the Board,
                                          and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 18, 2003                         /s/Roger J. Wertenberger,
                                          Chairman of the Board,
                                          and Director

December 18, 2003                         /s/Maurice F. Winkler III,
                                          President, Chief Executive Officer
                                          and Director

December 18, 2003                         /s/Deborah K. Stanger
                                          Vice President-Chief Financial Officer

December 18, 2003                         /s/G. Richard Gatton, Director

December 18, 2003                         /s/Bruce S. Holwerda, Director

December 18, 2003                         /s/Erica D. Dekko, Director

December 18, 2003                         /s/Douglas D. Marsh, Director

December 18, 2003                         /s/Stephen R. Olson, Director

December 18, 2003                         /s/John C. Thrapp, Director

                                                                      Exhibit 14


                 Code of Ethical Conduct for Financial Managers

In my role as a finance manager of the Peoples Bancorp Corporation,

I recognize that financial managers hold an important and elevated role in corporate governance. I am uniquely capable and empowered to ensure that stakeholders' interests are appropriately balanced, protected and preserved. Accordingly, this Code provides principles to which financial managers are expected to adhere and advocate. The Code embodies rules regarding individual and peer responsibilities, as well as responsibilities to the company, the public and other stakeholders.

I certify to you that I adhere to and advocate the following principles and responsibilities governing my professional and ethical conduct.

To the best of my knowledge and ability:

1. I act with honesty and integrity, avoiding actual or apparent conflicts of interest in personal and professional relationships.

2. I provide constituents with information that is accurate, complete, objective, relevant, timely and understandable.

3. I comply with rules and regulations of federal, state, provincial and local governments, and other appropriate private and public regulatory agencies.

4. I act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing my independent judgment to be subordinated.

5. I respect the confidentiality of information acquired in the course of my work except when authorized or otherwise legally obligated to disclose. Confidential information acquired in the course of my work is not used for personal advantage.

6. I share knowledge and maintain skills important and relevant to my constituents' needs.

7. I proactively promote ethical behavior as a responsible partner among peers in my work environment and community.

8. I achieve responsible use of and control over all assets and resources employed or entrusted to me.

                                                                      Exhibit 22


                         SUBSIDIARIES OF THE REGISTRANT


Name of Subsidiary                          State of Incorporation
------------------------------------        --------------------------
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

Date:  December 18, 2003                       /s/Maurice F. Winkler III
                                               President-Chief Executive Officer

                                                                    Exhibit 99.1
                                  CERTIFICATION

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

Date:  December 18, 2003                 /s/Deborah K. Stanger
                                         Vice President-Chief Financial Officer

                                                                    Exhibit 99.2



                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), each of the undersigned officers of Peoples Bancorp (the "Company") does hereby certify with respect to the annual report on Form 10-K for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date: December 18, 2003                               /s/Maurice F. Winkler III
                                                      Chief Executive Officer


Date: December 18, 2003                               /s/Deborah K. Stanger
                                                      Chief Financial Officer