Form 10-Q
period 2003-12-31
PEOPLES BANCORP
filed 2004-02-13
CIK 869004

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



December 31, 2003                                               Commission
                                                           File Number 000-18991

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes _____ No __X____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


Common stock, par value $1 per share                 3,391,825 shares
------------------------------------                 ----------------
            (Title of class)                  (Outstanding at February 10, 2004)

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                                                                          Page
                                                                          Number

Part I   Financial Information:

  Item 1.  Consolidated Condensed Financial Statements

              Consolidated Condensed Balance Sheets
              as of December 31, 2003 and September 30, 2003...................3

              Consolidated Condensed Statements of Income for the three
              months ended December 31, 2003 and 2002..........................4

              Consolidated Condensed Statements of Cash Flows for the
              three months ended December 31, 2003 and 2002....................5

              Notes to Consolidated Condensed Financial Statements...........6-8

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

Signatures....................................................................21

Officer Certifications.....................................................22-25

                                      PART I. FINANCIAL INFORMATION

                                             PEOPLES BANCORP
                                            AND SUBSIDIARIES

                                  CONSOLIDATED CONDENSED BALANCE SHEETS

                                             December 31, 2003   Sept. 30, 2003
                                                 (Unaudited)
                          ASSETS
Cash and due from financial institutions        $  7,763,356     $  8,467,367
Short-term interest-bearing deposits              11,819,128       26,694,454
                                                -------------    -------------
    Total cash and cash equivalents               19,582,484       35,161,821
Interest-bearing time deposits                     3,270,091        3,270,106
Securities available for sale                     94,715,304       85,504,604
Securities held to maturity
   (approximate market value $1,821,237
     and $2,218,264)                               1,765,448        2,116,827
Loans:
     Loans                                       363,871,923      359,064,307
     Less: Allowance for loan losses               1,995,155        2,110,946
                                                -------------    -------------
     Net loans                                   361,876,768      356,953,361
Loans held for sale                                  314,000                -
Premises and equipment                             6,464,161        6,322,532
Federal Home Loan Bank of Indianapolis
     stock, at cost                                4,575,400        4,518,700
Goodwill                                           2,330,198        2,330,198
Other intangible assets                              574,360          608,822
Other assets                                       5,766,201        6,133,035
                                                -------------    -------------
    Total assets                                $501,234,415     $502,920,006
                                                =============    =============

                       LIABILITIES
NOW and savings deposits                        $166,105,159     $163,510,816
Certificates of deposit                          212,068,350      216,605,068
                                                -------------    -------------
     Total deposits                              378,173,509      380,115,884
Reverse repurchase agreements                      2,864,489        2,649,653
Federal Home Loan Bank advances                   54,100,000       54,100,000
Other liabilities                                  2,166,862        2,129,615
                                                -------------    -------------
    Total liabilities                            437,304,860      438,995,152
                                                -------------    -------------

              COMMITMENTS AND CONTINGENCIES

                   STOCKHOLDERS' EQUITY
Preferred stock, par value $1;
    Authorized and unissued-5,000,000 shares               -                -
Common stock, par value $1;
    Authorized--7,000,000 shares:
    Issued and outstanding--3,395,038 and
         3,421,895 shares                          3,395,038        3,421,895
Additional paid-in capital                         6,762,238        7,370,513
Retained earnings                                 54,007,393       53,302,385
Accumulated other comprehensive loss                (235,114)        (168,417)
Unearned RRP shares                                        -           (1,522)
                                                -------------    -------------
    Total stockholders' equity                    63,929,555       63,924,854
                                                -------------    -------------
    Total liabilities and stockholders' equity  $501,234,415     $502,920,006
                                                =============    =============

See notes to consolidated condensed financial statements.

                PEOPLES BANCORP
               AND SUBSIDIARIES

         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Unaudited)

                                                       Three months ended
                                                           December 31,
                                                      2003           2002
                                                  ------------   -------------
Interest Income:
    Loans                                          $5,964,739      $7,110,032
    Securities                                        745,478         673,859
    Other interest and dividend income                133,825         249,343
                                                  ------------   -------------
                                                    6,844,042       8,033,234
                                                  ------------   -------------
Interest Expense:
     NOWand savings deposits                          306,209         425,102
     Certificates of deposit                        1,576,600       2,174,669
     Short-term borrowings                              9,836          18,617
     Federal Home Loan Bank advances                  763,930         805,200
                                                  ------------   -------------
                                                    2,656,575       3,423,588
                                                  ------------   -------------
Net Interest Income                                 4,187,467       4,609,646
     Provision for losses on loans                     41,196         206,485
                                                  ------------   -------------
Net Interest Income After Provision
      for Losses on Loans                           4,146,271       4,403,161
                                                  ------------   -------------
Other Income:
    Trust income                                      108,027          62,435
     Loan servicing                                    51,975          50,946
     Net gains on sale of loans                        21,721         179,812
     Gains(losses) on sale of securities               (7,014)         31,388
    Fees and service charges                          286,367         244,346
    Other income                                       95,290         115,822
                                                  ------------   -------------
                                                      556,366         684,749
                                                  ------------   -------------
Other Expense:
    Salaries and employee benefits                  1,593,246       1,512,337
    Net occupancy expenses                            202,561         185,067
    Equipment expenses                                209,315         229,863
    Data processing expense                           199,978         232,871
    Deposit insurance expense                          14,257          15,918
    Other expenses                                    515,911         562,311
                                                  ------------   -------------
                                                    2,735,268       2,738,367
                                                  ------------   -------------
Income Before Income Tax                            1,967,369       2,349,543
     Income tax expense                               690,930         848,250
                                                  -------------   ------------
Net Income                                          $1,276,439     $1,501,293
                                                  =============   ============

Basic Income Per Common Share                          $ 0.38          $ 0.44
Diluted Income Per Common Share                        $ 0.37          $ 0.43

See notes to consolidated condensed financial statements.

                                       PEOPLES BANCORP
                                       AND SUBSIDIARIES

                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                                        Three Months Ended
                                                            December 31,
                                                     ---------------------------
Operating Activities:                                    2003           2002
                                                     ------------   ------------
Net income                                           $ 1,276,439    $ 1,501,293
Adjustments to reconcile net income to net
   cash provided by operating activities:
  Provision for loan losses                               41,196        206,485
  Depreciation and amortization                          194,116        188,703
  Amortization of premiums and discounts
   on investment securitie                               120,984        163,028
  Amortization of deferred loan fees                    (145,309)      (192,388)
   Loans  originated for sale                         (2,711,050)    (9,227,320)
   Proceeds from sales of loans                        2,418,771      8,726,832
    Net gain on sales of loans                           (21,721)      (179,812)
Change in:
  Interest receivable                                     94,577        (92,223)
  Interest payable                                        (7,201)       (96,146)
Other adjustments                                        356,882       (342,604)
                                                     ------------   ------------
  Net cash provided by operating activities            1,617,684        655,848
                                                     ------------   ------------
Investing Activities:
Net change in  interest-bearing time deposits                 15        644,907
Purchases of investment securities held to maturity            -              -
Purchases of investment securities
  available for sale                                 (16,995,020)   (15,520,050)
Proceeds from maturities of investment
  securities held to maturity                            352,494       (521,875)
 Proceeds from maturities of securities
  available for sale                                   4,577,774      7,493,053
 Proceeds from sale of securities
  available for sale                                   2,983,335        667,198
Net change in mutual funds                                     -          6,762
Net change in loans                                   (5,116,437)     7,481,120
Purchases of premises and equipment                     (285,696)      (106,408)
 Proceeds from sales of real estate owned                337,036        145,998
 Purchase of FHLB stock                                  (21,400)             -
                                                     ------------   ------------
  Net cash provided by (used in) investing activities(14,167,899)       290,705
                                                     ------------   ------------
Financing Activities:
Net change in:
   NOW and savings accounts                            2,594,343      1,101,234
   Certificates of deposit                            (4,536,718)    (2,348,109)
   Short-term borrowings                                 214,836      1,108,618
   Advances by borrowers for taxes and insurance         (84,289)      (244,619)
Proceeds from advances from FHLB                               -              -
Payments on advances from FHLB                                 -     (1,000,000)
Cash dividends                                          (582,162)      (551,550)
Repurchase of common stock                              (635,132)        (7,927)
                                                     ------------   ------------
  Net cash provided by (used in) financing activities (3,029,122)    (1,942,353)
                                                     ------------   ------------
Net Change in Cash and Cash Equivalents              (15,579,337)      (995,800)
Cash and Cash Equivalents, Beginning of Period        35,161,821     35,577,921
                                                     ------------   ------------
Cash and Cash Equivalents, End of Period             $19,582,484    $34,582,121
                                                     ============   ============

Additional Cash Flows and Supplementary Information:
   Interest paid                                     $ 2,663,776    $ 3,410,210
   Income tax paid                                        34,366        314,547

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The significant accounting policies followed by Peoples Bancorp (the Company) and its wholly owned subsidiaries, Peoples Federal Savings Bank of DeKalb County and First Savings Bank (the Banks), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for September 30, 2003 filed with the Securities and Exchange Commission. The consolidated condensed balance sheet of the Company as of September 30, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date. All adjustments, which are in the opinion of management necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three months ended December 31, 2003, are not necessarily indicative of those expected for the remainder of the year.

2.  CASH DIVIDEND

A cash dividend of $.17 per common share was declared on November 18, 2003 payable on January 22, 2004, to stockholders of record as of January 2, 2004.

3.  EARNINGS PER COMMON SHARE

Earnings per share were computed as follows:

                                                          Three Months Ended December 31,
                                                       2003                          2002
                                        -------------------------------- --------------------------------
                                                     Weighted                       Weighted
                                                     Average   Per-Share             Average    Per-Share
                                          Income      Shares     Amount    Income     Shares      Amount
                                        -------------------------------- --------------------------------
Basic Earnings Per Share Income
    available to common stockholders    $1,276,439  3,402,938    $0.38   $1,501,293  3,446,883   $0.44
Effect of Dilutive Securities
   Stock options                                       36,169                           23,197
Diluted Earnings Per Share Income
   available to common stockholders
                                        -------------------------------- ---------------------------------
     and assumed conversions            $1,276,439  3,439,107    $0.37   $1,501,293  3,470,080   $0.43
                                        ================================ =================================


                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

4. STOCK OPTIONS

The Company has a stock-based employee compensation plan, which is described more fully in Notes to Financial Statements included in the September 30, 2003 Annual Report to shareholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                   Three months Ended   Three months Ended
                                   December 31, 2003    December 31, 2002
                                   ---------------------------------------
   Net income, as reported             $1,276,439           $1,501,293
   Less:  Total stock-based
      employee compensation
      cost determined under
      the fair value based
      method, net of income                8,670                16,091
      taxes
                                   ---------------------------------------
   Pro forma net income                $1,267,769           $1,485,202
                                   =======================================
   Earnings per share:
       Basic - as reported                $   .38              $   .44
       Basic - pro forma                  $   .37              $   .43
       Diluted - as reported              $   .37              $   .43
       Diluted - pro forma                $   .37              $   .43

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)



5. TEMPORARILY IMPAIRED INVESTMENT SECURITIES


The Company's temporarily impaired investment securities at December 31, 2003 are shown below. Unrealized losses on federal agency, state and municipal, and mortgage-backed securities are caused by interest rate fluctuations in the market. Only six securities have been in a loss position for more than one year. Management has the ability to hold these securities until final maturity, at which time the full face value will be realized. The marketable equity security has been in a loss position for three years. Management believes this has been in correlation to the downturn in the general economy and stock market. This security has recovered almost $200,000 in value during the quarter ended December 31, 2003, and management believes the value will continue to recover.


                                 Less than 12 Months     12 Months or Longer        Total
                                ---------------------- --------------------- ----------------------
                                    Fair    Unrealized    Fair    Unrealized     Fair    Unrealized
                                   Value      Losses     Value      Losses      Value      Losses
                                ----------- ---------- ---------- ---------- ----------- ----------
Federal agencies                $16,382,650  $174,441  $        -  $      -  $16,382,650  $174,441
State and municipal               2,316,937    78,630           -         -    2,316,937    78,630
Mortgage backed securities        5,940,707    89,969   2,845,692    36,780    8,786,399   126,749
Marketable equity securities              -         -   3,887,243   565,945    3,887,243   565,945
                                ----------- ---------- ---------- ---------- ----------- ----------
    Total temporarily impaired  $24,640,294  $343,040  $6,732,935  $602,725  $31,373,229  $945,765
                                =========== ========== ========== ========== =========== ==========


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

CRITICAL ACCOUNTING POLICIES

The notes to the consolidated financial statements contain a summary of the Company's significant accounting policies presented on pages 18-20 of the annual report for fiscal year 2003. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that it's critical accounting policies include determining the allowance for loan losses, ("ALL") and accounting for goodwill.

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

GOODWILL

Goodwill is annually tested for impairment. The impairment testing involves estimating the implied fair value of goodwill and comparing to the carrying value. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

FINANCIAL CONDITION

Total assets at December 31, 2003 were $501,234,415, a decrease of $1,685,591 from September 30, 2003. Significant variations in the composition of assets consisted of the following items:

o Total loans increased by $4,923,407. The increase was due primarily to the slow-down of mortgage loan refinancing due to the slight upturn in interest rates. Loan sales have slowed considerably as illustrated by the decrease on gains on sale of loans from $179,812 to $21,721 for the three-month periods ended December 31, 2002 and 2003.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

o Investment securities have increased by $8,859,321. This increase was primarily funded from a decrease in short-term interest-bearing deposits. Management has shifted funds from overnight deposits, primarily to callable agency bonds in an effort to maintain liquidity while increasing yield until the funds are needed to fund future loan growth.

Total liabilities were $437,304,860 at December 31, 2003 down from $438,995,152 at September 30, 2003, due primarily to a decrease in Certificates of Deposit, partially offset by an increase in NOW and Savings deposits.

LIQUIDITY

The Company's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At December 31, 2003, and September 30, 2003, cash and short-term interest-bearing deposits totaled $19.6 million and $35.2 million, respectively.

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

CAPITAL RESOURCES

The following table presents Peoples Federal Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of December 31, 2003.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                                 At December 31, 2003
                                 -----------------------------------------------
                                               Required for       To Be Well
                                    Actual   Adequate Capital(1) Capitalized (1)
                                  Amount   %        Amount   %      Amount   %
                                 --------------- ----------------- -------------
                                                        (dollars in thousands)
Total risk-based capital (1)
  (to risk-weighted assets)      $43,471   20.3%  $16,114   8.0%  $20,142  10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)      $42,026   19.6%  $ 8,057   4.0%  $12,085   6.0%
Core Capital (1)
  (to adjusted tangible assets)  $42,026   10.6%  $15,097   4.0%  $18,872   5.0%
Core Capital (1)
  (to adjusted total assets)     $42,026   10.6%  $ 7,549   2.0%      N/A    N/A
Tangible Capital (1)
  (to adjusted total assets)     $42,026   10.6%  $ 5,662   1.5%      N/A    N/A

(1) as defined by regulatory agencies


The following table presents First Savings Bank's current estimates of its regulatory capital position as a dollar amount and as a percentage of assets as of December 31, 2003.

                                             At December 31, 2003
                                ------------------------------------------------
                                               Required for           To Be Well
                                    Actual   Adequate Capital(1) Capitalized (1)
                                 Amount     %     Amount     %       Amount   %
                                --------------- ------------------ -------------
                                             (dollars in thousands)
Total risk-based capital (1)
  (to risk-weighted assets)     $13,033    20.5%   $5,089   8.0%   $6,361  10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)     $12,510    19.5%   $2,545   4.0%   $3,817   6.0%
Core Capital (1)
  (to adjusted tangible assets) $12,510    10.4%   $4,681   4.0%   $5,851   5.0%
Core Capital (1)
  (to adjusted total assets)    $12,510    10.4%   $2,341   2.0%      N/A    N/A
Tangible Capital (1)
  (to adjusted total assets)    $12,510    10.4%   $1,755   1.5%      N/A    N/A

(1) as defined by regulatory agencies

                                  PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

SUMMARY OF RESULTS OF OPERATIONS

The Company had net income of $1,276,439 or $0.38 per share for the three months ended December 31, 2003 as compared to $1,501,293 or $0.44 per share for the same period in 2002. The decrease for the three-month period is due to a combination of lower net interest income partially offset by lower provision for loan losses due to a large allowance established last year for a significant loss discovered on a commercial loan. This decrease is combined with lower non-interest income, primarily due to lower gains on sales of loans.

NET INTEREST INCOME

Net interest income was $4,187,467 for the three months ended December 31, 2003 as compared to $4,609,646 for the same period ended 2002. Interest income decreased $1,189,192 to $6,844,042, due to a combination of lower rates earned and lower volumes of loans. While interest rates earned on investments were lower than last year, volumes were higher causing this segment of interest income to increase over last year. Interest expense decreased $767,013 to $2,656,575 for the three months due to lower rates and volumes of deposits and borrowings.

Provision for loan loss decreased $165,289 to $41,196 for the three months ended December 31, 2003 due to a significant loss being incurred on an outstanding commercial loan during this period last year.

The following table presents average balances and associated rates earned and paid for all interest-earning assets and interest-bearing liabilities for the three months ended December 31, 2003 and 2002 (dollars in thousands).

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



                                 2003                       2002
                       --------------------------- ---------------------------
                        Average          Effective Average          Effective
                        Balance Interest   Rate    Balance Interest    Rate
                       -------- -------- --------  ------- -------- ----------
Loans                  $361,875 $5,965     6.59%  $383,445   $7,110   7.42%
Securities               98,636    745     3.02%    61,555      674   4.38%
Other                    16,894    134     3.17%    22,486      249   4.43%
                       -------- ------            --------  -------
Combined                477,405  6,844     5.73%   467,486    8,033   6.87%
                       -------- ------            --------  -------
NOW and savings
     deposits           167,246    306     0.73%   161,924      425   1.05%
Certificates of deposit 214,297  1,577     2.94%   221,399    2,175   3.93%
Borrowings               56,719    774     5.46%    63,127      823   5.21%
                       -------- ------            --------  -------
Combined               $438,262  2,657     2.43%  $446,450    3,423   3.07%
                       -------- ------            --------  -------
Net interest income/
   interest rate spread         $4,187     3.30%              $4,610   3.80%
                                ======    ======            ======== =======

The following table illustrates the change in net interest income due to changes in rates and average volumes for the three months ended December 31, 2003 (in thousands).


                             Rate   Volume    Total
                           -------  ------- ---------
Loans                       $(762)   $(383)  $(1,145)
Securities                    (75)     146        71
Other                         (61)     (54)     (115)
                           -------  ------- ---------
Total                        (898)    (291)   (1,189)
                           -------  ------- ---------

NOW and savings deposits     (133)      14      (119)
Certificates of deposit      (530)     (68)     (598)
Borrowings                     43      (92)      (49)
                           -------  ------- ---------
Total                        (620)    (146)     (766)
                           -------  ------- ---------
Net interest income         $(278)   $(145)    $(423)
                           =======  ======= =========

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

LOANS, NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE

The following table presents the composition of the loan portfolio at December 31, 2003 and September 30, 2003 (in thousands):


                               December 31, 2003   September 30, 2003
                            -------------------    ------------------
TYPE OF LOAN                  AMOUNT      %          AMOUNT     %
                            -------- ----------    -------- ---------
Residential:                    (Dollars in thousands)
     Single family units    $288,991      78.4%    $301,265    82.7%
     2-4 family units          1,861       0.5%       1,797     0.5%
     Over 4 family units       3,345       0.9%       2,593     0.7%
Commercial real estate        21,461       5.8%      14,750     4.1%
Land acquisition and
     development               1,328       0.4%       1,480     0.4%
Consumer and other loans      50,977      13.8%      41,748    11.5%
Loans on deposits                709       0.2%         521     0.1%
                            -------- ----------    -------- ---------
                             368,672     100.0%     364,154   100.0%
                            -------- ----------    -------- ---------
Less:
Undisbursed portion
     of loans                  3,294                  3,467
Deferred loan fees and
     discounts                 1,506                  1,623
                            --------               --------
                               4,800                  5,090
                            --------               --------
Total loans receivable       363,872                359,064
Allowance for losses
     on loans                  1,995                  2,111
                            --------               --------
Net loans                   $361,877               $356,953
                            ========               ========

Non-performing assets at December 31, 2003 and September 30, 2003 are as follows (in thousands):

                                         December 31, 2003   September 30, 2003
Non-accruing loans                              $1,066                 $1,127
Loans contractually past due 90 days
     or more other than nonaccruing                 58                     90
Real estate owned (REO)                          1,290                    854
Restructured loans                               1,470                  1,912
                                           ------------           ------------
                                                $3,884                 $3,983
                                           ============           ============

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

It is the Company's policy to carry REO at net realizable value. After repossession, appraised value is reduced for estimated repair and selling costs, and the net amount is the carrying value of the property. Any changes in estimated realizable value after the initial repossession, are charged to a specific loss reserve account for REO. Net charge-offs for the three months ended December 31, 2003 were $114,000 and were incurred primarily due to a charge-off related to non-residential REO during the quarter.

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

NON-INTEREST INCOME

The Company's non-interest income for the three months ended December 31, 2003, was $556,366 as compared to $684,749 for the same period one year ago. The decrease was attributable to decreases in gains on sales of loans. As mortgage interest rates have started to increase slightly, the volume of loan refinancings has declined, and so loan sales has decreased significantly. Gains on sales of loans decreased $158,091 to $21,721 for the quarter ended December 31, 2003. Management anticipates that the refinancing volume will continue at a much slower pace this year than last, which may negatively impact non-interest income. Trust income, however, increased $45,492 to $108,027 for the quarter ended December 31, 2003. This increase is due to the increased volume of trust assets administered due to the merger of the trust department of First Federal of Huntington, IN. This increased fee income should partially offset the loss of loan sales gains.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Peoples Federal Savings Bank has reached an agreement with First Federal Savings Bank of Huntington, IN, and has started to administer First Savings trust accounts. Regulatory approval is expected to be received shortly.

NON-INTEREST EXPENSE

Total non-interest expense for the three months ended December 31, 2003 was $2,735,268 as compared to $2,738,367 for the same period in 2002. Salaries and employee benefits increased $80,909 to $1,593,246 for the quarter ended December 31, 2003 due to regular salary increases.

Equipment and occupancy expense remained virtually unchanged from the prior year at $411,876 for the quarter ended December 31, 2003. Data Processing expense decreased $32,893 for the quarter ended December 31, 2003 as compared to the comparable prior year period.due to the conversion of First Savings Bank to the Bisys operating service in April of 2003.

INCOME TAXES

Income tax expense decreased to $690,930 from $848,250 for the three months ended December 31, 2003 and 2002 due to lower pretax income. The effective tax rate for the three months ended December 31, 2003 and 2002 was 35.1% and 36.1%.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The OTS has issued a regulation, which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes. Institutions which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. Both Peoples Federal Savings Bank and First Savings Bank file Schedule CMR. However, results calculated from the December 31, 2003 schedule CMR are not yet available from the OTS. Therefore, the tables presented below present the results of this analysis for Peoples Federal and First Savings as of September 30, 2003 and 2002. Under the regulation, institutions that must file are required to take a deduction (the interest rate risk capital component) from their total capital available to

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued )
calculate their risk-based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets. Presented below as of September 30, 2003 and 2002 is an analysis performed by the OTS of Peoples Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point increments, up and down 100 basis points.

                          Peoples Federal Savings Bank
------------------------------------------------------------------------
                   Interest Rate Risk As of September 30, 2003
                             (dollars in thousands)
------------------------------------------------------------------------
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp        42,468     (11,450)     -21%       11.30%         (224)
+200 bp        48,414      (5,503)     -10%       12.57%          (97)
+100 bp        52,878      (1,039)      -2%       13.45%          (10)
   0 bp        53,918           -        -        13.55%            -
-100 bp        54,222         305        1%       13.48%           (7)


                          Peoples Federal Savings Bank
------------------------------------------------------------------------
                   Interest Rate Risk As of September 30, 2002
                             (dollars in thousands)
------------------------------------------------------------------------
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+200 bp        48,233      (2,760)        -5%       13.52%       (37)
+100 bp        55,814         266          0%       14.06%        18
   0 bp        55,548           -           -       13.88%         -
-100 bp        55,354        (194)         0%       13.72%       (17)

Presented below are the same tables for Firs t Savings:

                               First Savings Bank
-------------------------------------------------------------------------
                   Interest Rate Risk As of September 30, 2003
                             (dollars in thousands)
------------------------------------------------------------------------
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp        14,284        (643)        -4%       12.02%        (3)
+200 bp        14,904         (22)         0%       12.34%        29
+100 bp        15,101         175          1%       12.33%        28
   0 bp        14,927           -           -       12.05%         -
-100 bp        14,404        (523)        -4%       11.51%       (54)

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


                               First Savings Bank
    ------------------------------------------------------------------------
                   Interest Rate Risk As of September 30, 2002
                             (dollars in thousands)
------------------------------------------------------------------------
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
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

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2003, an evaluation was carried out under the supervision and with the participation of the Company's management, including our President and Chief Executive Officer and our Secretary and Treasurer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d- 14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our President and Chief Executive Officer and our Chief
Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our President Chief Executive Officer and our Chief Financial Officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 1.  Legal Proceedings
              None

Item 2.  Changes in Securities and Use of Proceeds
             None

Item 3.  Defaults Upon Senior Securities
              None

Item 4.  Submission of Matters to a Vote of Security Holders
           None

Item 5.  Other information
             None

Item 6.  Exhibits
          Exhibit 31.1 Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Exhibit 31.2 Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
          Exhibit 32.1 Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 Exhibit 32.2 Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

          Reports on Form 8-K
          A Form 8-K was filed on November 26, 2003 regarding the annual financial results of Peoples Bancorp for the period ended September 30, 2003.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                                   SIGNATURES


Under the  requirements  of the Securities  Exchange Act of 1934, the Registrant

has duly  caused  this  Report  to be signed  on its  behalf by the  undersigned thereunto duly authorized.


Date:    February 10, 2004                            /s/Maurice F. Winkler, III
                                                      Chief Executive Officer


Date:  February 10, 2004                              /s/Deborah K. Stanger
                                                      Principal Financial and
                                                      Accounting Officer

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

February 10, 2004                          /s/Maurice F. Winkler, III
                                           President and Chief Executive Officer

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

February 10, 2004                         /s/Deborah K. Stanger
                                          Vice President-Chief Financial Officer

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

February 10, 2004                                     /s/Maurice F. Winkler, III
                                                      Chief Executive Officer

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

February 10, 2004
                                                         /s/Deborah K. Stanger
                                                         Chief Financial Officer