Form 10-Q
period 2004-03-31
PEOPLES BANCORP
filed 2004-05-13
CIK 869004

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



March 31, 2004                                                 Commission
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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes _____ No __X____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


Common stock, par value $1 per share                    3,370,780 shares
------------------------------------                    ----------------
            (Title of class)                       (Outstanding at May 12, 2004)

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                                                                           Page
                                                                          Number
Part I   Financial Information:

Item 1.  Consolidated Condensed Financial Statements

       Consolidated Condensed Balance Sheets
       as of March 31, 2004 and September 30, 2003.............................3
       Consolidated Condensed Statements of Income for the three
       and six months ended March 31, 2004 and 2003............................4

       Consolidated Condensed Statements of Cash Flows for the
       six months ended March 31, 2004 and 2003................................5

       Notes to Consolidated Condensed Financial Statements..................6-8

Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations..................................8-17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........17-19

Item 4.  Controls and Procedures..............................................19

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

Signatures....................................................................21

Officer Certifications.....................................................22-25

                          PART I. FINANCIAL INFORMATION

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   March 31, 2004 Sept. 30, 2003
                                                   -------------- --------------
                                                     (Unaudited)
                          ASSETS
Cash and due from financial institutions              $  7,272,744 $  8,467,367
Short-term interest-bearing deposits                    12,771,752   26,694,454
                                                      ------------ ------------
    Total cash and cash equivalents                     20,044,496   35,161,821
Interest-bearing time deposits                           3,171,091    3,270,106
Securities available for sale                           90,523,292   85,504,604
Securities held to maturity
   (approximate market value $1,620,875 and $2,218,264)  1,561,380    2,116,827
Loans:
     Loans                                             362,717,165  359,064,307
     Less: Allowance for loan losses                     2,016,264    2,110,946
                                                      ------------ ------------
     Net loans                                         360,700,901  356,953,361
Loans held for sale                                        341,380            -
Premises and equipment                                   6,409,783    6,322,532
Federal Home Loan Bank of Indianapolis stock, at cost    4,632,700    4,518,700
Goodwill                                                 2,330,198    2,330,198
Other intangible assets                                    539,898      608,822
Other assets                                             6,288,417    6,133,035
                                                      ------------ ------------
    Total assets                                      $496,543,536 $502,920,006
                                                      ============ ============

                       LIABILITIES
NOW and savings deposits                              $165,222,203 $163,510,816
Certificates of deposit                                208,417,227  216,605,068
                                                      ------------ ------------
     Total deposits                                    373,639,430  380,115,884
Reverse repurchase agreements                            3,145,529    2,649,653
Federal Home Loan Bank advances                         54,100,000   54,100,000
Other liabilities                                        1,491,431    2,129,615
                                                      ------------ ------------
    Total liabilities                                  432,376,390  438,995,152
                                                      ------------ ------------

              COMMITMENTS AND CONTINGENCIES

                   STOCKHOLDERS' EQUITY
Preferred stock, par value $1;
    Authorized and unissued -- 5,000,000 shares                  -            -
Common stock, par value $1;
    Authorized--7,000,000 shares:
    Issued and outstanding--3,372,292 and
         3,421,895 shares                                3,372,292    3,421,895
Additional paid-in capital                               6,110,986    7,370,513
Retained earnings                                       54,542,343   53,302,385
Accumulated other comprehensive loss                       141,525     (168,417)
Unearned RRP shares                                              -       (1,522)
                                                      ------------ ------------
    Total stockholders' equity                          64,167,146   63,924,854
                                                      ------------ ------------
    Total liabilities and stockholders' equity        $496,543,536 $502,920,006
                                                      ============ ============

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                     Three months ended    Six months ended
                                         March 31,             March 31,
                                      2004      2003       2004        2003
                                   ---------- ---------- ----------- -----------
Interest Income:
 Loans                             $5,844,500 $6,662,962 $11,809,239 $13,772,994
 Securities                           744,823    646,665   1,490,301   1,320,524
 Other interest and dividend income   124,759    175,316     258,584     424,659
                                   ---------- ---------- ----------- -----------
                                    6,714,082  7,484,943  13,558,124  15,518,177
                                   ---------- ---------- ----------- -----------
Interest Expense:
  NOWand savings deposits             300,991    338,697     607,200     763,799
  Certificates of deposit           1,516,691  1,891,652   3,093,291   4,066,321
  Short-term borrowings                11,040     13,906      20,876      32,523
  Federal Home Loan Bank advances     755,624    849,450   1,519,554   1,654,650
                                   ---------- ---------- ----------- -----------
                                    2,584,346  3,093,705   5,240,921   6,517,293
                                   ---------- ---------- ----------- -----------
Net Interest Income                 4,129,736  4,391,238   8,317,203   9,000,884
  Provision for losses on loans        41,801    178,721      82,997     385,206
                                   ---------- ---------- ----------- -----------
Net Interest Income After Provision
   for Losses on Loans              4,087,935  4,212,517   8,234,206   8,615,678
                                   ---------- ---------- ----------- -----------
Other Income:
 Trust income                          93,055     59,203     201,082     121,638
 Loan servicing                        56,894     53,857     108,869     104,803
 Net gains on sale of loans             3,915    195,319      25,636     375,131
 Gains on sale of securities           11,216          -       4,202      33,888
 Fees and service charges             227,648    232,830     514,015     477,176
 Other income                         118,695    109,067     213,985     224,889
                                   ---------- ---------- ----------- -----------
                                      511,423    650,276   1,067,789   1,337,525
                                   ---------- ---------- ----------- -----------
Other Expense:
 Salaries and employee benefits     1,586,548  1,425,143   3,179,794   2,937,480
 Net occupancy expenses               207,440    214,154     410,001     399,221
 Equipment expenses                   219,704    232,427     429,019     462,290
 Data processing expense              264,985    238,838     464,963     471,709
 Deposit insurance expense             14,564     15,878      28,821      31,796
 Other expenses                       614,614    604,150   1,130,525   1,166,461
                                   ---------- ---------- ----------- -----------
                                    2,907,855  2,730,590   5,643,123   5,468,957
                                   ---------- ---------- ----------- -----------
Income Before Income Tax            1,691,503  2,132,203   3,658,872   4,484,246
  Income tax expense                  582,670    744,800   1,273,600   1,593,050
                                   ---------- ---------- ----------- -----------
Net Income                         $1,108,833 $1,387,403 $ 2,385,272 $ 2,891,196
                                   ========== ========== =========== ===========

Basic Income Per Common Share          $ 0.33     $ 0.40      $ 0.70      $ 0.84
Diluted Income Per Common Share        $ 0.32     $ 0.40      $ 0.70      $ 0.83

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                           Six Months Ended
                                                              March 31,
                                                       ------------------------
Operating Activities:                                    2004         2003
                                                       -----------  -----------
 Net income                                            $ 2,385,272  $ 2,891,196
 Items not requiring (providing) cash
       Provision for loan losses                            82,997      385,206
       Investment securities amortization net              246,338      408,376
       Loans originated for sale                        (4,871,395) (17,959,270)
       Proceeds from sale of loans held for sale         4,555,651   18,179,551
       Gain on sale of loans                               (25,636)    (375,131)
       Amortization of net loan origination fees          (266,786)    (375,488)
       Depreciation and amortization                       406,568      396,333
 Change in
       Interest receivable                                  42,202      248,309
       Interest payable                                     (8,398)     (40,003)
 Other adjustments                                        (773,560)  (1,944,105)
                                                       -----------  -----------
    Net cash provided by operating activities            1,773,253    1,814,974
                                                       -----------  -----------
Investing Activities:
 Net change in interest bearing deposits                    99,015      549,941
 Purchases of securities available for sale            (24,039,550) (32,060,088)
 Proceeds from sales of securities available for sale    5,069,518      661,805
 Proceeds from maturities of securities available
   for sale                                            14,213,477   19,469,182
 Purchases of securities held to maturity                        -   (1,374,930)
 Proceeds from sales of securities held to maturity        556,686    2,764,293
 Net changes in loans                                   (4,378,849)  11,730,461
 Purchase of premises and equipment                       (493,819)    (344,769)
 Other investing activities                                535,317       82,269
                                                       -----------  -----------
    Net cash provided by (used in ) investing activities(8,438,205)   1,478,164
Financing Activities:
 Net change in
       Noninterest bearing, interest bearing demand,
          money market and saving deposits               1,711,387    3,970,760
       Certificates of deposit                          (8,187,841)  (5,298,088)
       Short-term borrowings                               495,876    2,667,523
 Proceeds from FHLB advances                                     -    3,000,000
 Repayment of FHLB advances                                      -   (3,000,000)
 Cash dividends                                         (1,157,089)  (1,102,103)
 Purchase of common stock                               (1,550,181)    (118,014)
 Exercise of stock options                                 235,475            -
                                                       -----------  -----------
    Net cash provided by (used in) financing activities (8,452,373)     120,078
                                                       -----------  -----------
 Net change in Cash and Cash Equivalents               (15,117,325)   3,413,216
 Cash and Cash Equivalents, Beginning of Year           35,161,821   35,577,921
                                                       -----------  -----------
Cash and  Cash Equivalents, End of Year                $20,044,496  $38,991,137
                                                       ===========  ===========

              Interest paid                            $ 5,249,319  $ 8,342,206
              Income tax paid                            1,424,472    2,027,828

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The significant accounting policies followed by Peoples Bancorp (the Company) and its wholly owned subsidiaries, Peoples Federal Savings Bank of DeKalb County and First Savings Bank (the Banks), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for September 30, 2003 filed with the Securities and Exchange Commission. The consolidated condensed balance sheet of the Company as of September 30, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date. All adjustments, which are in the opinion of management necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three and six months ended March 31, 2004, are not necessarily indicative of those expected for the remainder of the year.

2.  CASH DIVIDEND

A cash dividend of $.17 per common share was declared on February 23, 2004 payable on April 15, 2004, to stockholders of record as of April 1, 2004.

3.  EARNINGS PER COMMON SHARE

Earnings per share were computed as follows:

                                                                  Three Months Ended March 31,
                                                           2004                                     2003
                                            --------------------------------------------------------------------------
                                                          Weighted                               Weighted
                                                          Average     Per-Share                  Average     Per-Share
                                             Income        Shares       Amount      Income        Shares       Amount
                                            --------------------------------------------------------------------------
Basic Earnings Per Share
   Income available to common stockholders  $1,108,833    3,385,104     $0.33      $1,387,403    3,441,328     $0.40
Effect of Dilutive Securities
   Stock options                                              34,842                                24,064
Diluted Earnings Per Share
   Income available to common stockholders
                                            --------------------------------------------------------------------------
     and assumed conversions                $1,108,833    3,419,946     $0.32      $1,387,403    3,465,392     $0.40
                                            ======================================--==================================

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (continued)


                                                                 Six Months Ended march 31,
                                                           2004                                2003
                                            ------------------------------------------------------------------------
                                                         Weighted                             Weighted
                                                         Average     Per-Share                 Average     Per-Share
                                             Income       Shares       Amount     Income        Shares       Amount
                                            ------------------------------------------------------------------------
Basic Earnings Per share
   Income available to common stockholders  $2,385,272    3,394,070    $0.70      $2,891,196    3,441,358    $0.84
Effect of Dilutive Securities
   Stock options                                             35,512                                23,630
Diluted Earnings Per Share
   Income available to common stockholders
                                            ------------------------------------------------------------------------
     and assumed conversions                $2,385,272    3,429,582    $0.70      $2,891,196    3,464,988    $0.83
                                            ========================================================================

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

                                     Three Months Ended     Six Months Ended
                                         March 31,            March 31,
                                  -------------------------------------------
                                     2004       2003       2004       2003
                                  ---------- ---------- ---------- ----------
Net Income
As Reported                       $1,108,833 $1,387,403 $2,385,272 $2,891,196

Less: Total stock-based employee
compensation cost determined
under the fair value based
method, net of income taxes            2,890     16,091     11,560     32,181
                                  ---------- ---------- ---------- ----------
Pro forma net income              $1,105,943 $1,371,312 $2,373,712 $2,859,015
                                  ========== ========== ========== ==========

Earnings per share:
    Basic - as reported               $ 0.33     $ 0.40     $ 0.70     $ 0.84
    Basic - pro forma                 $ 0.33     $ 0.40     $ 0.69     $ 0.83
    Diluted - as reported             $ 0.32     $ 0.40     $ 0.70     $ 0.83
    Diluted - pro forma               $ 0.32     $ 0.40     $ 0.69     $ 0.83

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)


5. TEMPORARILY IMPAIRED INVESTMENT SECURITIES

The Company's temporarily impaired investment securities at March 31, 2004 are shown below. Unrealized losses on federal agency, state and municipal, and mortgage-backed securities are caused by interest rate fluctuations in the market. Only six securities within these classifications have been in a loss position for more than one year. Management has the ability to hold these securities until final maturity, at which time the full face value will be realized.

The marketable equity security has been in a loss position for three years. Management believes this has been in correlation to the downturn in the general economy and stock market. This security has recovered almost $275,000 in value during the six months ended March 31, 2004, and management believes based on the advice of the broker, and current economic trends, the value will continue to recover.

                                  Less than 12 Months     12 Months or Longer       Total
                               --------------------------------------------------------------------
                                   Fair    Unrealized     Fair    Unrealized     Fair    Unrealized
                                   Value      Losses      Value      Losses      Value      Losses
                               ----------- ---------- ----------- ---------- ----------- ----------
Federal agencies               $ 2,523,200   $ 9,018   $        -  $      -  $ 2,523,200  $  9,018
State and municipal              5,613,231    57,909            -         -    5,613,231    57,909
Mortgage backed securities       5,626,752    63,157    2,294,758    28,517    7,921,510    91,674
Marketable equity securities             -         -    3,962,686   490,501    3,962,686   490,501
                               ----------- ---------- ----------- ---------- ----------- ----------
    Total temporarily impaired $13,763,183 $ 130,084   $6,257,444  $519,018  $20,020,627  $649,102
                               =========== ========== =========== ========== -========== ==========



6.  STOCK REPURCHASES

The following table details common stock repurchases made by the Company during the six months ended March 31, 2004 pursuant to a repurchase plan approved by the board of directors in December, 2002 whereby the Company may repurchase up to 300,000 shares of its common stock during the two years ending December, 2004. To date, a total of 90,167 shares have been repurchased under the plan.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)


                                 PEOPLES BANCORP
                                STOCK REPURCHASE
                          6 MONTHS ENDED MARCH 31, 2004

                    SHARES
    DATE          REPURCHASED          PRICE            AMOUNT
-----------------------------------------------------------------
10/09/03             10,902           $22.86        $ 249,219.72
10/09/03              5,000            23.20          116,000.00
10/20/03                150            22.55            3,382.50
10/28/03                125            23.75            2,968.75
10/28/03              1,806            23.75           42,892.50
10/29/03                200            23.68            4,736.00
11/07/03                119            24.85            2,957.15
11/07/03                308            24.50            7,546.00
11/13/03              1,000            24.01           24,010.00
12/02/03              2,920            24.30           70,956.00
12/08/03                 50            24.05            1,202.50
12/09/03              4,098            24.05           98,556.90
12/11/03                124            24.00            2,976.00
12/11/03                500            24.00           12,000.00
12/16/03                 40            23.57              942.80
12/19/03                 15            24.00              360.00
01/06/04                150            24.00            3,600.00
01/14/04                355            23.70            8,413.50
01/15/04                363            23.71            8,607.94
01/17/04                600            23.82           14,292.00
01/23/04              9,266            24.56          227,572.96
01/26/04                712            24.10           17,159.20
01/28/04                300            26.00            7,800.00
01/30/04                733            26.01           19,065.67
02/12/04                891            24.61           21,927.51
02/17/04              3,000            24.56           73,680.00
02/23/04                400            24.75            9,900.00
02/27/04             12,947            24.94          322,897.81
03/02/04                800            24.63           19,704.00
03/05/04              5,000            24.54          122,700.00
03/08/04                200            25.00            5,000.00
03/18/04                 65            24.52            1,593.80
03/19/04              1,000            24.60           24,600.00
03/30/04                 39            24.60              959.40
                     ------                        -------------
                     64,178                        $1,550,180.61
                     ======                        =============

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

GOODWILL

Goodwill is annually tested for impairment. The impairment testing involves estimating the implied fair value of goodwill and comparing to the carrying value. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

FINANCIAL CONDITION

Total assets at March 31, 2004 were $496,543,536, a decrease of $6,376,470 from September 30, 2003. Significant variations in the composition of assets consisted of the following items:

          Total loans increased by $3,652,858. The increase was due primarily to the slow-down of mortgage loan refinancing due to the slight upturn in interest rates. Loan sales have slowed considerably as illustrated by the decrease on gains on sale of loans from $375,131 to $25,636 for the six-month periods ended March 31, 2004 and 2003.



                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

          Investment securities have increased by $4,463,241. This increase was primarily funded from a decrease in short-term interest-bearing deposits. Management has shifted funds from overnight deposits, primarily to callable agency bonds in an effort to maintain liquidity while increasing yield until the funds are needed to fund future loan growth.

Total liabilities were $432,376,390 at March 31, 2004 down from $438,995,152 at September 30, 2003, due primarily to a decrease in Certificates of Deposit, partially offset by an increase in NOW and Savings deposits.

LIQUIDITY

The Company's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At March 31, 2004, and September 30, 2003, cash and short-term interest-bearing deposits totaled $20.0 million and $35.2 million, respectively.

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

CAPITAL RESOURCES

The following table presents Peoples Federal Savings Bank's current regulatory capital position as a dollar amount and as a percentage of assets as of March 31, 2004.

                                               At March 31, 2004
                               -------------------------------------------------
                                               Required for        To Be Well
                                   Actual   Adequate Capital(1)  Capitalized (1)
                                 Amount  %       Amount   %     Amount     %
                               -------- ------ -------- ------ -------- --------
                                           (dollars in thousands)
Total risk-based capital (1)
  (to risk-weighted assets)     $44,470  22.7%  $15,672   8.0%   $19,591   10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)     $43,020  22.0%  $ 7,836   4.0%   $11,754    6.0%
Core Capital (1)
  (to adjusted tangible assets) $43,020  11.6%  $14,873   4.0%   $18,592    5.0%
Core Capital (1)
  (to adjusted total assets)    $43,020  11.6%  $ 7,437   2.0%       N/A    N/A
Tangible Capital (1)
  (to adjusted total assets)    $43,020  11.6%  $ 5,577   1.5%       N/A    N/A

(1) as defined by regulatory agencies

The following table presents First Savings Bank's current regulatory capital position as a dollar amount and as a percentage of assets as of March 31, 2004.

                                                 At March 31, 2004
                               -------------------------------------------------
                                              Required for        To Be Well
                                    Actual Adequate Capital(1)   Capitalized (1)
                                 Amount   %     Amount     %     Amount     %
                               -------- ------ -------- ------ -------- --------
                                          (dollars in thousands)
Total risk-based capital (1)
  (to risk-weighted assets)     $13,208  20.9%  $ 5,066   8.0%   $6,333    10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)     $12,661  20.0%  $ 2,533   4.0%   $3,800     6.0%
Core Capital (1)
  (to adjusted tangible assets) $12,661  10.8%  $ 4,681   4.0%   $5,851     5.0%
Core Capital (1)
  (to adjusted total assets)    $12,661  10.8%  $ 2,340   2.0%      N/A      N/A
Tangible Capital (1)
  (to adjusted total assets)    $12,661  10.8%  $ 1,755   1.5%      N/A      N/A

(1) as defined by regulatory agencies

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

SUMMARY OF RESULTS OF OPERATIONS

The Company had net income of $1,108,833 or $0.33 per share for the three months and $2,385,272 or $.70 per share for the six months ended March 31, 2004 as compared to $1,387,403 or $0.40 per share and $2,891,196 or $.84 per share for the same periods in 2003. The decrease for the three and six-month periods is due to a combination of lower net interest income partially offset by lower provision for loan losses due to a large allowance established last year for a significant loss discovered on a commercial loan. This decrease is combined with lower non-interest income, primarily due to lower gains on sales of loans.

NET INTEREST INCOME

Net interest income was $4,129,736 for the three months, and $8,317,203 for the six months ended March 31, 2004 as compared to $4,391,238 and $9,000,884 for the same periods ended 2003. Interest income decreased $770,861, and $1,960,053, to $6,714,082, and $13,558,124, for the three and six months ended March 31, 2004 respectively as compared to the same periods in 2003. The decreases were due to a combination of lower rates earned and lower volumes of loans. While interest rates earned on investments were lower than last year, volumes were higher causing this segment of interest income to increase over last year. Interest expense decreased $509,359 to $2,584,346 for the three months ended March 31, 2004 and $1,276,372 to $5,240,921 for the six months ended March 31, 2004 due to lower rates and volumes of deposits and borrowings.

Provision for loan loss decreased $136,920 to $41,801 and $302,209 to $82,997 for the three and six months ended March 31, 2004 as compared to the same prior year periods due to a significant loss being incurred on an outstanding commercial loan during this period last year.

The following table presents average balances and associated rates earned and paid for all interest-earning assets and interest-bearing liabilities for the six months ended March 31, 2004 and 2003 (dollars in thousands).

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


                                    2004                    2003
                       ---------------------------- ----------------------------
                        Average           Effective  Average           Effective
                        Balance  Interest   Rate     Balance Interest    Rate
                       --------- -------- --------- -------- -------- ---------
Loans                  $362,483  $11,809    6.52%   $370,145 $13,773     7.44%
Securities               91,053    1,490    3.27%     60,494   1,320     4.36%
Other                    20,606      259    2.51%     36,043     425     2.36%
                       --------- --------           -------- --------
Combined                474,142   13,558    5.72%    466,682  15,518     6.65%
                       --------- --------           -------- --------
NOW and savings
     deposits           168,766      607    0.72%    159,991     764     0.96%
Certificates of deposit 212,234    3,093    2.91%    220,357   4,066     3.69%
Borrowings               56,899    1,541    5.42%     62,418   1,687     5.41%
                       --------- --------           -------- --------
Combined               $437,899    5,241    2.39%   $442,766   6,517     2.94%
                       --------- --------           -------- --------
Net interest income/
   interest rate spread          $ 8,317    3.33%            $ 9,001     3.71%
                                 ======== ========           ========  =======

The following table illustrates the change in net interest income due to changes in rates and average volumes for the six months ended March 31, 2004 (in thousands).

                               Rate         Volume        Total
                           ------------  -----------   -----------
Loans                          $(1,682)      $(282)      $(1,964)
Securities                        (167)         337          170
Other                               29         (195)        (166)
                           ------------  -----------   -----------
Total                           (1,820)        (140)       (1,960)
                           ------------  -----------   -----------
NOW and savings deposits          (200)          43         (157)
Certificates of deposit           (828)        (145)        (973)
Borrowings                           3         (149)        (146)
                           ------------  -----------   -----------
Total                           (1,025)        (251)      (1,276)
                           ------------  -----------   -----------
Net interest income            $  (795)      $ 111       $ (684)
                           ============  ===========   ===========

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

LOANS, NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE

The following table presents the composition of the loan portfolio at March 31, 2004 and September 30, 2003 (in thousands):



                                March 31, 2004    September 30, 2003
TYPE OF LOAN                    AMOUNT     %       AMOUNT      %
                              --------  -------  ---------  ---------
Residential:                         (Dollars in thousands)
     Single family units      $293,764    80.1%   $301,265   82.7%
     2-4 family units            1,819     0.5%      1,797    0.5%
     Over 4 family units         2,518     0.7%      2,593    0.7%
Home Equity Lines of Credit     20,843     5.7%
Commercial real estate          21,053     5.7%     14,750    4.1%
Land acquisition and
     development                 1,562     0.4%      1,480    0.4%
Consumer and other loans        24,749     6.7%     41,748   11.5%
Loans on deposits                  697     0.2%        521    0.1%
                              --------   ------   --------- ------
                               367,005   100.0%    364,154  100.0%
                              --------            --------
Less:
Undisbursed portion
     of loans                    2,277               3,467
Deferred loan fees and
     discounts                   2,011               1,623
                                 4,288               5,090
                              --------            --------
Total loans receivable         362,717             359,064
Allowance for losses
     on loans                    2,016               2,111
                              --------            --------
Net loans                     $360,701            $356,953
                              ========            ========


Non-performing assets at March 31, 2004 and September 30, 2003 are as follows (in thousands):

                                           March 31, 2004    September 30, 2003
                                           --------------    ------------------
Non-accruing loans                              $  353               $1,127
Loans contractually past due 90 days
     or more other than nonaccruing                  3                   90
Real estate owned (REO)                          1,773                  854
Restructured loans                                 818                1,912
                                           ------------         ------------
                                                $2,947               $3,983
                                           ============         ============

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

It is the Company's policy to carry REO the lower of cost or the net realizable value less estimated costs to sell. After repossession, appraised value is reduced for estimated repair and selling costs, and the net amount is the carrying value of the property. Any changes in estimated realizable value after the initial repossession, are charged to a specific loss reserve account for REO. Net charge-offs for the six months ended March 31, 2004 were $105,000 and were incurred primarily due to a charge-off related to non-residential REO during the quarter.

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

NON-INTEREST INCOME

The Company's non-interest income for the three and six months ended March 31, 2004, was $511,423 and $1,067,789 as compared to $650,276 and $1,337,525 for the same periods one year ago. The decrease was attributable to decreases in gains on sales of loans. As mortgage interest rates have started to increase slightly, the volume of loan refinancings has declined, and so loan sales has decreased significantly. Gains on sales of loans decreased $191,404 to $3,915 for the quarter ended March 31, 2004 as compared to the same period in 2003. The decrease for the six- month period ended March 31 2004 as compared to 2003 was $349,495 to $25,636. Management anticipates that the refinancing volume will continue at a much slower pace this year than last, which may negatively impact non-interest income. Trust income, however, increased $33,852 and $79,444 to $96,055 and $201,082 for the three and six-month periods ended March 31, 2004. This increase is due to the increased volume of trust assets administered due to the merger of the trust department of First Federal of Huntington, IN. This increased fee income should partially offset the loss of loan sales gains.

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

NON-INTEREST EXPENSE

Total non-interest expense for the three and six months ended March 31, 2004 was $2,907,855 and $5,643,123, as compared to $2,730,590 and $5,468,957 for the same periods in 2003. Salaries and employee benefits increased $161,405 to $1,586,548 for the quarter ended March 31, 2004, and $242,314 to $3,179,794 for the six months due to regular salary increases.

Equipment and occupancy expense remained virtually unchanged from the prior year at $839,020 for the six months ended March 31, 2004.

INCOME TAXES

Income tax expense decreased to $1,273,600 from $1,593,050 for the six months ended March 31, 2004 and 2003 due to lower pretax income. The effective tax rate for the six months ended March 31, 2004 and 2003 was 34.8% and 35.5%.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The OTS has issued a regulation, which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes. Institutions which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. Both Peoples Federal Savings Bank and First Savings Bank file Schedule CMR. However, results calculated from the March 31, 2004 schedule CMR are not yet available from the OTS. Therefore, the tables presented below present the results of this analysis for Peoples Federal and First Savings as of December 31, 2003 and 2002. Under the regulation, institutions that must file are required to take a deduction (the interest rate risk capital component) from their total capital available to

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued )

calculate their risk-based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets. Presented below as of December 31, 2003 and 2002 is an analysis performed by the OTS of Peoples Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point increments, up 300 and down 100 basis points.

                   Peoples Federal Savings Bank
            Interest Rate Risk As of December 31, 2003
------------------------------------------------------------------------
                    (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp         40,358     (15,627)       -28%       10.89%      (322)
+200 bp         46,936      (9,049)       -16%       12.33%      (177)
+100 bp         52,203      (3,782)        -7%       13.41%       (70)
   0 bp         55,985           -           -       14.11%         -
-100 bp         55,192        (792)        -1%       13.80%       (31)

                   Peoples Federal Savings Bank
            Interest Rate Risk As of December 31, 2002
------------------------------------------------------------------------
                    (dollars in thousands)
   Changes                     Market Value
   in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
 ------------------------------------------------------------------------
+200 bp         50,592      (4,901)        -9%       13.00%       (83)
+100 bp         54,253      (1,240)        -2%       13.69%       (14)
   0 bp         55,493           -           -       13.83%         -
-100 bp         54,401      (1,092)        -2%       13.46%       (36)

Presented below are the same tables for First Savings:

                        First Savings Bank
            Interest Rate Risk As of December 31, 2003
------------------------------------------------------------------------
                    (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp         14,491        (868)        -6%       12.29%       (20)
+200 bp         15,169        (191)        -1%       12.66%        16
+100 bp         15,498         138          1%       12.75%        26
   0 bp         15,360           -           -       12.50%         -
-100 bp         14,784        (576)        -4%       11.92%       (57)

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

   First Savings Bank
   Interest Rate Risk As of December 31, 2002
------------------------------------------------------------------------
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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including our President and Chief Executive Officer and our Secretary and Treasurer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d- 14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our President and Chief Executive Officer and our Chief
Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our President Chief Executive Officer and our Chief Financial Officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

Item 1.  Legal Proceedings
              None

Item 2.  Changes in Securities and Use of Proceeds
             None

Item 3.  Defaults Upon Senior Securities
              None

Item 4.  Submission of Matters to a Vote of Security Holders

     On January 14, 2004 the Company held its annual meeting of shareholders. A total of 2,431,849 shares were represented in person or by proxy at the meeting.
G. Richard Gatton was elected to the Board of Directors for a three-year term expiring in 2007. 2,421,444 shares were voted in favor of the election of the nominee and there were 10,405 votes withheld. Bruce S. Holwerda was elected to the Board of Directors for a three-year term expiring in 2007. 2,419,234 shares were voted in favor of the election of the nominee and there were 12,615 votes withheld. Stephen R. Olson was elected to the Board of Directors for a three-year term expiring in 2007. 2,424,555 shares were voted in favor of the election of the nominee and there were 7,294 votes withheld. BKD LLP was approved as the auditor of Peoples Bancorp for the fiscal year ending September 30, 2004. 2,391,700 shares were voted in favor of approval, with 22,743 votes withheld.

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

Reports on Form 8-K
     A Form 8-K was filed on January 28, 2004 regarding the annual financial results of Peoples Bancorp for the period ended December 31, 2003.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                                   SIGNATURES


Under the  requirements  of the Securities  Exchange Act of 1934, the Registrant

has duly  caused  this  Report  to be signed  on its  behalf by the  undersigned thereunto duly authorized.



Date:    May 12, 2004                                /s/ Maurice F. Winkler, III
                                                     Chief Executive Officer


Date:  May 12, 2004                                  /s/Deborah K. Stanger
                                                     Principal Financial and
                                                     Accounting Officer

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

May 12, 2004                               /s/ Maurice F. Winkler,III
                                           President and Chief Executive Officer

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

May 12, 2004                              /s/Deborah K. Stanger
                                          Vice President-Chief Financial Officer

                                                                     Exhibit32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), each of the undersigned officers of Peoples Bancorp, (the "Company") does hereby certify with respect to the Quarterly Report of the Company on form 10-Q for the period ended June 30, 2003 (the "Report") that:

1. The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 12, 2004                                             Maurice F. Winkler, III
                                                         Chief Executive Officer

                                                                    Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), each of the undersigned officers of Peoples Bancorp, (the "Company") does hereby certify with respect to the Quarterly Report of the Company on form 10-Q for the period ended June 30, 2003 (the "Report") that:

1. The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 12, 2004                                             /s/Deborah K. Stanger
                                                         Chief Financial Officer