Form 10-Q
period 2004-06-30
PEOPLES BANCORP
filed 2004-08-13
CIK 869004

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



June 30, 2004                                                   Commission
                                                           File Number 000-18991

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes _____ No __X____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


Common stock, par value $1 per share                     3,370,455 shares
------------------------------------                     ----------------
            (Title of class)                      (Outstanding at July 29, 2004)

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                                                                           Page
                                                                          Number

Part I   Financial Information:

  Item 1.  Consolidated Condensed Financial Statements

            Consolidated Condensed Balance Sheets
            as of June 30, 2004 and September 30, 2003.........................3

            Consolidated Condensed Statements of Income for the three
            and nine months ended June 30, 2004 and 2003.......................4

            Consolidated Condensed Statements of Cash Flows for the
            nine months ended June 30, 2004 and 2003...........................5

            Notes to Consolidated Condensed Financial Statements.............6-8

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................8-17

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

Signatures....................................................................21

Officer Certifications.....................................................22-25

                                     PART I. FINANCIAL INFORMATION

                                            PEOPLES BANCORP
                                            AND SUBSIDIARIES

                                 CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     June 30, 2004 September 30,
                                                      (Unaudited)      2003
                           ASSETS
Cash and due from financial institutions             $  7,581,701  $  8,467,367
Short-term interest-bearing deposits                    4,246,998    26,694,454
                                                     ------------- -------------
    Total cash and cash equivalents                    11,828,699    35,161,821
Interest-bearing time deposits                          3,171,066     3,270,106
Securities available for sale                          94,440,136    85,504,604
Securities held to maturity
 (approximate market value $1,282,081 and $2,218,264)   1,264,563     2,116,827
Loans:
     Loans                                            363,867,781   359,064,307
     Less: Allowance for loan losses                    2,027,978     2,110,946
                                                     ------------- -------------
     Net loans                                        361,839,803   356,953,361
Loans held for sale                                       405,990             -
Premises and equipment                                  6,418,808     6,322,532
Federal Home Loan Bank of Indianapolis stock, at cost   4,684,300     4,518,700
Goodwill                                                2,330,198     2,330,198
Other intangible assets                                   505,437       608,822
Other assets                                            6,606,649     6,133,035
                                                     ------------- -------------
    Total assets                                     $493,495,649  $502,920,006
                                                     ============= =============

                        LIABILITIES
NOW and savings deposits                             $165,925,946  $163,510,816
Certificates of deposit                               206,407,513   216,605,068
                                                     ------------- -------------
     Total deposits                                   372,333,459   380,115,884
Reverse repurchase agreements                           2,540,187     2,649,653
Federal Home Loan Bank advances                        53,100,000    54,100,000
Other liabilities                                       2,087,943     2,129,615
                                                     ------------- -------------
    Total liabilities                                 430,061,589   438,995,152
                                                     ------------- -------------

               COMMITMENTS AND CONTINGENCIES

                    STOCKHOLDERS' EQUITY
Preferred stock, par value $1;
  Authorized and unissued -- 5,000,000 shares                   -             -
Common stock, par value $1;
    Authorized--7,000,000 shares:
    Issued and outstanding--3,371,205 and
         3,421,895 shares                               3,371,205     3,421,895
Additional paid-in capital                              6,080,044     7,370,513
Retained earnings                                      55,105,038    53,302,385
Accumulated other comprehensive loss                   (1,122,227)     (168,417)
Unearned RRP shares                                             -        (1,522)
                                                     ------------- -------------
    Total stockholders' equity                         63,434,060    63,924,854
                                                     ------------- -------------
    Total liabilities and stockholders' equity       $493,495,649  $502,920,006
                                                     ============= =============

See notes to consolidated condensed financial statements.

                                                  PEOPLES BANCORP
                                                 AND SUBSIDIARIES

                                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                    (Unaudited)

                                     Three months ended    Nine months ended
                                          June 30,             June 30,
                                      2004       2003        2004        2003
                                   ---------- ---------- ----------- -----------
Interest Income:
Loans                              $5,703,010 $6,478,684 $17,512,249 $20,251,678
Securities                            778,015    573,452   2,268,316   1,893,976
Other interest and dividend income    111,843    188,844     370,427     613,503
                                   ---------- ---------- ----------- -----------
                                    6,592,868  7,240,980  20,150,992  22,759,157
                                   ---------- ---------- ----------- -----------
Interest Expense:
NOWand savings deposits               300,393    302,878     907,593   1,066,677
Certificates of deposit             1,483,065  1,765,106   4,576,356   5,831,427
Short-term borrowings                   9,658     15,882      30,534      48,405
Federal Home Loan Bank advances       749,170    790,498   2,268,724   2,445,148
                                   ---------- ---------- ----------- -----------
                                    2,542,286  2,874,364   7,783,207   9,391,657
                                   ---------- ---------- ----------- -----------
Net Interest Income                 4,050,582  4,366,616  12,367,785  13,367,500
     Provision for losses on loans     21,121     71,973     104,118     457,179
                                   ---------- ---------- ----------- -----------
Net Interest Income After Provision
      for Losses on Loans           4,029,461  4,294,643  12,263,667  12,910,321
                                   ---------- ---------- ----------- -----------
Other Income:
Trust income                           75,470     57,726     276,552     179,364
 Loan servicing                        57,615     55,990     166,484     160,793
 Net gains on sale of loans            52,026    235,406      77,662     610,537
 Gains on sale of securities                -      4,324       4,202      38,212
Fees and service charges              292,665    244,014     806,680     721,190
Other income                           80,705    131,367     294,690     356,256
                                   ---------- ---------- ----------- -----------
                                      558,481    728,827   1,626,270   2,066,352
                                   ---------- ---------- ----------- -----------
Other Expense:
Salaries and employee benefits      1,571,013  1,535,910   4,750,807   4,473,390
Net occupancy expenses                205,801    199,781     615,802     599,002
Equipment expenses                    217,818    209,543     646,837     671,833
Data processing expense               260,757    205,444     725,720     677,153
Deposit insurance expense              14,451     15,195      43,272      46,991
Other expenses                        595,613    545,379   1,726,138   1,711,840
                                   ---------- ---------- ----------- -----------
                                    2,865,453  2,711,252   8,508,576   8,180,209
                                   ---------- ---------- ----------- -----------
Income Before Income Tax            1,722,489  2,312,218   5,381,361   6,796,464
     Income tax expense               586,685    809,250   1,860,285   2,402,300
                                   ---------- ---------- ----------- -----------
Net Income                         $1,135,804 $1,502,968 $ 3,521,076 $ 4,394,164
                                   ========== ========== =========== ===========

Basic Income Per Common Share           $0.34      $0.44       $1.04       $1.28
Diluted Income Per Common Share         $0.33      $0.43       $1.03       $1.27

See notes to consolidated condensed financial statements.

                                         PEOPLES BANCORP
                                         AND SUBSIDIARIES

                         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                                            Nine Months Ended
                                                                June 30,
Operating Activities:                                      2004         2003
---------------------                                  ------------ ------------
 Net income                                            $ 3,521,076  $ 4,394,164
 Items not requiring (providing) cash
  Provision for loan losses                                104,118      457,179
  Investment securities amortization net                   319,307      630,369
  Loans originated for sale                             (8,056,585) (28,774,710)
  Proceeds from sale of loans held for sale              7,728,257   29,479,397
  Gain on sale of loans                                    (77,662)    (610,537)
  Amortization of net loan origination fees               (395,596)    (560,409)
  Depreciation and amortization                            599,933      594,877
 Change in
  Interest receivable                                      235,923       25,536
  Interest payable                                         (24,511)      (7,774)
 Other adjustments                                        (411,261)  (2,562,103)
                                                      ------------- ------------
  Net cash provided by operating activities              3,542,999    3,065,989
                                                      ------------- ------------
Investing Activities:
---------------------
 Net change in interest bearing deposits                    99,040      549,961
 Purchases of securities available for sale            (38,642,358) (53,193,333)
 Proceeds from sales of securities available for sale    5,069,518    1,211,805
 Proceeds from maturities of securities
   available for sale                                   22,777,891   31,724,657
 Purchases of securities held to maturity                        -   (1,374,930)
 Proceeds from sales of securities held to maturity        862,568    5,317,926
 Net changes in loans                                   (5,524,062)  19,365,560
 Purchase of premises and equipment                       (696,209)    (539,130)
 Other investing activities                              1,137,795      716,787
                                                      ------------- ------------
  Net cash provided by (used in ) investing activities (14,915,817)   3,779,303
                                                      ------------- ------------
Financing Activities:
 Net change in
  Noninterest bearing, interest bearing demand,
     money market and saving deposits                    2,415,130      961,600
  Certificates of deposit                              (10,197,555)  (4,569,291)
  Short-term borrowings                                   (109,466)     988,405
 Proceeds from FHLB advances                                     -    3,000,000
 Repayment of FHLB advances                             (1,000,000)  (7,000,000)
 Cash dividends                                         (1,727,254)  (1,652,657)
 Purchase of common stock                               (1,614,435)    (396,766)
 Exercise of stock options                                 273,276            -
                                                      ------------- ------------
  Net cash (used in) financing activities              (11,960,304)  (8,668,709)
                                                      ------------- ------------
 Net change in Cash and Cash Equivalents               (23,333,122)  (1,823,417)
 Cash and Cash Equivalents, Beginning of Year           35,161,821   35,577,921
                                                      ------------- ------------
Cash and  Cash Equivalents, End of Year                $11,828,699  $33,754,504
                                                      ============= ============

    Interest paid                                      $ 7,807,718  $ 9,399,431
    Income tax paid                                      1,842,767    2,730,553

See notes to consolidated condensed financial statements.

                                PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The significant accounting policies followed by Peoples Bancorp (the Company) and its wholly owned subsidiaries, Peoples Federal Savings Bank of DeKalb County and First Savings Bank (the Banks), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for September 30, 2003 filed with the Securities and Exchange Commission. The consolidated condensed balance sheet of the Company as of September 30, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date. All adjustments, which are in the opinion of management necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three and nine months ended June 30, 2004, are not necessarily indicative of those expected for the remainder of the year.

2.  CASH DIVIDEND

A cash dividend of $0.17 per common share was declared on May 18, 2004 payable on July 22, 2004, to stockholders of record as of July 1, 2004.

3.  EARNINGS PER COMMON SHARE

Earnings per share were computed as follows:

                                                                Three Months Ended June 30,
                                                             2004                           2003
                                                ------------------------------ ------------------------------
                                                           Weighted                        Weighted
                                                            Average  Per-Share              Average Per-Share
                                                  Income     Shares    Amount    Income     Shares   Amount
                                                ---------- --------- --------- ---------- --------- ---------
Basic Earnings Per Share
   Income available to common stockholders      $1,135,804 3,371,266    $0.34  $1,502,968 3,428,544   $0.44
Effect of Dilutive Securities
   Stock options                                              33,047                         28,531
Diluted Earnings Per Share
   Income available to common stockholders
                                                ---------- --------- --------- ---------- --------- ---------
     and assumed conversions                    $1,135,804 3,404,313    $0.33  $1,502,968 3,457,075   $0.43
                                                ========== ========= ========= ========== ========= =========

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

                                                              Nine Months Ended June 30,
                                                          2004                          2003
                                             -------------------------------------------------------------
                                                        Weighted                        Weighted
                                                        Average   Per-Share             Average  Per-Share
                                              Income     Shares     Amount    Income     Shares    Amount
                                             ---------- --------- --------- ---------- --------- ---------
Basic Earnings Per share
   Income available to common stockholders   $3,521,076 3,386,496   $1.04   $4,394,164 3,439,471    $1.28
Effect of Dilutive Securities
   Stock options                                           34,691                         25,449
Diluted Earnings Per Share
   Income available to common stockholders
                                             ---------- --------- --------- ---------- --------- ----------
     and assumed conversions                 $3,521,076 3,421,187   $1.03   $4,394,164 3,464,920    $1.27
                                             ========== ========= ========= ========== ========= ==========


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

                                   Three Months Ended   Nine Months Ended
                                        June 30,            June 30,
                                --------------------- ---------------------
                                   2004       2003       2004        2003
                                ---------- ---------- ---------- ----------
Net Income
As Reported                     $1,135,804 $1,502,968 $3,521,076 $4,394,164
Less: Total stock-based employee
compensation cost determined
under the fair value based
method, net of income taxes              -     16,091     11,560     48,273

                                ---------- ---------- ---------- ----------
Pro forma net income            $1,135,804 $1,486,877 $3,509,516 $4,345,891
                                ========== ========== -========= ==========

Earnings per share:
    Basic - as reported             $ 0.34     $ 0.44     $ 1.04     $ 1.28
    Basic - pro forma               $ 0.34     $ 0.43     $ 1.04     $ 1.26
    Diluted - as reported           $ 0.33     $ 0.43     $ 1.03     $ 1.27
    Diluted - pro forma             $ 0.33     $ 0.43     $ 1.03     $ 1.25

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)


5. TEMPORARILY IMPAIRED INVESTMENT SECURITIES

The Company's temporarily impaired investment securities at June 30, 2004 are shown below. Unrealized losses on federal agency, state and municipal, and mortgage-backed securities are caused by interest rate fluctuations in the market. Only eleven securities within these classifications have been in a loss position for more than one year. Management has the ability to hold these securities until final maturity, at which time the full face value will be realized.

The marketable equity security has been in a loss position for three years. Management believes this has been in correlation to the downturn in the general economy and stock market. This security has recovered in excess of $300,000 in value during the nine months ended June 30, 2004, and management believes based on the advice of the broker, and current economic trends, the value will continue to recover.

                                  Less than 12 Months   12 Months or Longer         Total
                                ---------------------- --------------------- ----------------------
                                    Fair    Unrealized    Fair    Unrealized    Fair     Unrealized
                                   Value      Losses      Value      Losses     Value      Losses
                                ----------- ---------- ---------- ---------- ----------- ----------
Federal agencies                $55,013,640 $  888,835 $  962,882  $ 43,845  $55,976,522 $  932,680
State and municipal               4,508,164    152,229    885,537    93,361    5,393,701    245,590
Mortgage backed securities        8,088,171    266,894  3,210,702    65,544   11,298,873    332,438
Marketable equity securities              -          -  4,001,056   452,131    4,001,056    452,131
                                ----------- ---------- ---------- ---------- ----------- ----------
    Total temporarily impaired  $67,609,975 $1,307,958 $9,060,177  $654,881  $76,670,152 $1,962,839
                                =========== ========== ========== ========== =========== ==========

6.  STOCK REPURCHASES

The following table details common stock repurchases made by the Company during the nine months ended June 30, 2004 pursuant to a repurchase plan approved by the board of directors in December, 2002 whereby the Company may repurchase up to 300,000 shares of its common stock during the two years ending December, 2004. To date, a total of 92,754 shares have been repurchased under the plan.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

        STOCK REPURCHASES
     9 MONTHS ENDED JUNE 30, 2004

                           SHARES
 DATE                    REPURCHASED       PRICE            AMOUNT
--------                 -----------      ------        -------------
10/09/03                   10,902         $22.86        $  249,219.72
10/09/03                    5,000          23.20           116,000.00
10/20/03                      150          22.55             3,382.50
10/28/03                      125          23.75             2,968.75
10/28/03                    1,806          23.75            42,892.50
10/29/03                      200          23.68             4,736.00
11/07/03                      119          24.85             2,957.15
11/07/03                      308          24.50             7,546.00
11/13/03                    1,000          24.01            24,010.00
12/02/03                    2,920          24.30            70,956.00
12/08/03                       50          24.05             1,202.50
12/09/03                    4,098          24.05            98,556.90
12/11/03                      124          24.00             2,976.00
12/11/03                      500          24.00            12,000.00
12/16/03                       40          23.57               942.80
12/19/03                       15          24.00               360.00
01/06/04                      150          24.00             3,600.00
01/14/04                      355          23.70             8,413.50
01/15/04                      363          23.71             8,607.94
01/17/04                      600          23.82            14,292.00
01/23/04                    9,266          24.56           227,572.96
01/26/04                      712          24.10            17,159.20
01/28/04                      300          26.00             7,800.00
01/30/04                      733          26.01            19,065.67
02/12/04                      891          24.61            21,927.51
02/17/04                    3,000          24.56            73,680.00
02/23/04                      400          24.75             9,900.00
02/27/04                   12,947          24.94           322,897.81
03/02/04                      800          24.63            19,704.00
03/05/04                    5,000          24.54           122,700.00
03/08/04                      200          25.00             5,000.00
03/18/04                       65          24.52             1,593.80
03/19/04                    1,000          24.60            24,600.00
03/30/04                       39          24.60               959.40
4/19/04                       153          25.02             3,828.06
4/20/04                     1,000          25.00            25,000.00
4/27/04                       259          25.00             6,475.00
4/27/04                       300          25.00             7,500.00
5/4/04                        800          24.57            19,656.00
6/18/04                        75          24.27             1,820.25
                         ----------                     -------------
                           66,765                       $1,550,180.61
                         =========                      =============

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

ALLOWANCE FOR LOAN LOSSES

The ALL is a significant estimate that can and does change based on management's assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. Management reviews the adequacy of the ALL on a monthly basis. This review is based on specific identified risks or anticipated losses in individual loans, a percentage factor based on the classification of certain loans, and managements' analysis of overall economic conditions such as employment, bankruptcy trends, property value changes and changes in delinquency levels. Credits are evaluated individually based on degree of delinquency and/or identified risk ratings of special mention, doubtful or loss. Credits with delinquency levels of less than 60 days and risk ratings of satisfactory/monitor or better are reviewed in the aggregate. Percentage factors applied to

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

individual credits are based on risk rating, the type of credit and estimated potential losses in the event liquidation becomes necessary. Percentage factors applied to loans reviewed in the aggregate are based solely on the type of credit. Anticipated losses on other real estate owned are recognized immediately upon recording the asset.

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

GOODWILL

Goodwill is annually tested for impairment. The impairment testing involves estimating the implied fair value of goodwill and comparing it to the carrying value. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

FINANCIAL CONDITION

Total assets at June 30, 2004 were $493,495,649, a decrease of $9,424,357 from September 30, 2003. Significant variations in the composition of assets during that period consisted of the following items:

o Total loans increased by $4,886,442. The increase was due primarily to the slow-down of mortgage loan refinancing due to the slight upturn in interest rates. Loan sales have slowed considerably as illustrated by the decrease on gains on sale of loans from $610,537 to $77,662 for the nine-month periods ended June 30, 2004 and 2003.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

o Investment securities increased by $8,083,268. This increase was primarily funded from a decrease in short-term interest-bearing deposits. Management shifted funds from overnight deposits, primarily to callable agency bonds in an effort to maintain liquidity while increasing yield until the funds are needed to fund future loan growth.

Total liabilities were $430,061,589 at June 30, 2004 down from $438,995,152 at September 30, 2003, due primarily to a decrease in Certificates of Deposit, partially offset by an increase in NOW and Savings deposits.

LIQUIDITY

The Company's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At June 30, 2004, and September 30, 2003, cash and short-term interest-bearing deposits totaled $11.8 million and $35.2 million, respectively.

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

CAPITAL RESOURCES

The following table presents Peoples Federal Savings Bank's current regulatory capital position as a dollar amount and as a percentage of assets as of June 30, 2004.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


                                                 At June 30, 2004
                                ------------------------------------------------
                                                 Required for       To Be Well
                                    Actual   Adequate Capital(1) Capitalized (1)
                                --------------- ----------------- --------------
                                 Amount    %     Amount     %     Amount     %
                                ------- ------- -------- ------- -------- ------
                                            (dollars in thousands)
Total risk-based capital (1)
  (to risk-weighted assets)     $45,454   22.0%  $16,557    8.0%  $20,699  10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)     $43,989   21.2%  $ 8,279    4.0%  $12,418   6.0%
Core Capital (1)
  (to adjusted tangible assets) $43,989   11.9%  $14,844    4.0%  $18,556   5.0%
Core Capital (1)
  (to adjusted total assets)    $43,989   11.9%  $ 7,422    2.0%      N/A    N/A
Tangible Capital (1)
  (to adjusted total assets)    $43,989   11.9%  $ 5,567    1.5%      N/A    N/A

(1) as defined by regulatory agencies

The following table presents First Savings Bank's current regulatory capital position as a dollar amount and as a percentage of assets as of June 30, 2004.


                                               At June 30, 2004
                                ------------------------------------------------
                                                Required for      To Be Well
                                    Actual   Adequate Capital(1) Capitalized (1)
                                 Amount    %     Amount      %   Amount      %
                                ------- ------- --------- ------ -------- ------
                                (dollars in thousands)
Total risk-based capital (1)
  (to risk-weighted assets)     $13,405   21.6%   $4,963    8.0%   $6,203  10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)     $12,857   20.7%   $2,481    4.0%   $3,722   6.0%
Core Capital (1)
  (to adjusted tangible assets) $12,857   11.0%   $4,668    4.0%   $5,835   5.0%
Core Capital (1)
  (to adjusted total assets)    $12,857   11.0%   $2,334    2.0%      N/A    N/A
Tangible Capital (1)
  (to adjusted total assets)    $12,857   11.0%   $1,750    1.5%      N/A    N/A

(1) as defined by regulatory agencies

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

SUMMARY OF RESULTS OF OPERATIONS

The Company had net income of $1,135,804 or $0.34 per share for the three months and $3,521,076 or $1.04 per share for the nine months ended June 30, 2004 as compared to $1,502,968 or $0.44 per share and $4,394,164 or $1.28 per share for the same periods in 2003. The decrease for the three and nine-month periods is due to a combination of lower net interest income partially offset by lower provision for loan losses due to a large allowance established last year for a significant loss discovered on a commercial loan. This decrease is combined with lower non-interest income, primarily due to lower gains on sales of loans.

NET INTEREST INCOME

Net interest income was $4,050,582 for the three months, and $12,367,785 for the nine months ended June 30, 2004 as compared to $4,366,616 and $13,367,500 for the same periods in 2003. Interest income decreased $648,112, and $2,608,165, to $6,592,868, and $20,150,992, for the three and nine months ended June 30, 2004 as compared to the same periods in 2003. The decreases were due to a combination of lower rates earned and lower volumes of loans. While interest rates earned on investments were lower than last year, volumes were higher causing this segment of interest income to increase over last year. Interest expense decreased $332,078 to $2,542,286 for the three months ended June 30, 2004 and $1,608,450 to $7,783,207 for the nine months ended June 30, 2004 due to lower rates and volumes of deposits and borrowings.

Provision for loan loss decreased $50,852 to $21,121 and $353,061 to $104,118 for the three and nine months ended June 30, 2004 as compared to the same periods the prior year due to a significant loss being incurred on an outstanding commercial loan during this period last year.

The following table presents average balances and associated rates earned and paid for all interest-earning assets and interest-bearing liabilities for the nine months ended June 30, 2004 and 2003 (dollars in thousands).

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)




                                 2004                        2003
                       ----------------------------- ---------------------------
                        Average            Effective Average           Effective
                        Balance  Interest   Rate     Balance  Interest   Rate
                       --------  --------  --------- -------- -------- ---------
Loans                  $362,176  $17,512    6.45%    $375,516  $20,252   7.19%
Securities               96,311    2,268    3.14%      64,353    1,894   3.92%
Other                    15,242      371    3.25%      32,375      613   2.52%
                       --------  --------            -------- --------
Combined                473,729   20,151    5.67%     472,244   22,759   6.43%
                       --------  --------            -------- --------
NOW and savings
     deposits           167,066      908    0.72%     159,542    1,067   0.89%
Certificates of deposit 210,465    4,576    2.90%     219,324    5,831   3.54%
Borrowings               56,720    2,299    5.40%      61,859    2,494   5.38%
                       --------  --------            -------- --------
Combined               $434,251    7,783    2.39%    $440,725    9,392   2.84%
                       --------  --------            -------- --------
Net interest income/
   interest rate spread          $12,368    3.28%              $13,367   3.59%
                                 ========  ======             ========  ========

The following table illustrates the change in net interest income due to changes in rates and average volumes for the nine months ended June 30, 2004 (in thousands).

                              Rate         Volume        Total
                           ------------  -----------   -----------
Loans                         $(2,037)      $(703)     $(2,740)
Securities                       (250)        624          374
Other                             291        (533)        (242)
                           ------------  -----------   -----------
Total                          (1,996)       (612)      (2,608)
                           ------------  -----------   -----------

NOW and savings deposits         (211)         52         (159)
Certificates of deposit        (1,026)       (229)      (1,255)
Borrowings                          9        (204)        (195)
                           ------------  -----------   -----------
Total                           (1,228)       (381)     (1,609)
                           -----------  -----------   -----------
Net interest income            $ (768)      $(231)      $ (999)
                           ============  ===========   ===========

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

LOANS, NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE

The following table presents the composition of the loan portfolio at June 30, 2004 and September 30, 2003 (in thousands):


                                June 30, 2004   September 30, 2003
                              ----------------  -------------------
TYPE OF LOAN                    AMOUNT    %      AMOUNT    %
                              -------- -------  ------- ---------
Residential:                        (Dollars in thousands)
     Single family units      $290,838  78.8%   $301,265   82.7%
     2-4 family units            1,836   0.5%      1,797    0.5%
     Over 4 family units         2,459   0.7%      2,593    0.7%
Home Equity Lines of Credit     22,179   6.0%
Commercial real estate          21,689   5.9%     14,750    4.1%
Land acquisition and
     development                 1,667   0.5%      1,480    0.4%
Consumer and other loans        27,381   7.4%     41,748   11.5%
Loans on deposits                  886   0.2%        521    0.1%
                              -------- -------  --------  -------
                               368,935  100.0%   364,154   100.0%
Less:
Undisbursed portion
     of loans                    3,131             3,467
Deferred loan fees and
     discounts                   1,936             1,623
                              --------          --------
                                 5,067             5,090
                              --------          --------
Total loans receivable         363,868           359,064
Allowance for losses
     on loans                    2,028             2,111
                              --------          --------
Net loans                     $361,840          $356,953
                              ========          ========

Non-performing assets at June 30, 2004 and September 30, 2003 are as follows (in thousands):

                                           June 30, 2004      September 30, 2003
Non-accruing loans                              $  610                $1,127
Loans contractually past due 90 days
     or more other than nonaccruing                 98                    90
Real estate owned (REO)                          1,299                   854
Restructured loans                                 880                 1,912
                                           ------------          ------------
                                                $2,887                $3,983
                                           ============          ============

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

It is the Company's policy to carry REO at the lower of cost or the net realizable value less estimated costs to sell. After repossession, appraised value is reduced for estimated repair and selling costs, and the net amount is the carrying value of the property. Any changes in estimated realizable value after the initial repossession, are charged to a specific loss reserve account for REO. Net charge-offs for the nine months ended June 30, 2004 were $123,000 and were incurred primarily due to a charge-off related to non-residential REO during the previous quarter.

The allowances for loan and REO losses represent amounts available to absorb losses inherent in the portfolio. Such allowances are based on management's continuing review of the portfolios, historical charge-offs, current economic conditions, and such other factors, which in management's judgment deserve recognition in estimating losses. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the allowance for loan losses. Such agencies may require additions to the allowances based on their judgment about the information available to them at the time of their examination. Provisions for losses are charged to earnings to bring the allowances to levels considered necessary by management. Losses are charged to the allowances when considered probable, or in the case of REO, at the time of repossession. Management believes that the allowances are adequate to absorb known and inherent losses in the portfolio. No assurance can be given, however, that economic conditions which may adversely affect the Company's markets or other circumstances will not result in future losses in the portfolio.

NON-INTEREST INCOME

The Company's non-interest income for the three and nine months ended June 30, 2004, was $558,481 and $1,626,270 as compared to $728,827 and $2,066,352 for the same periods one year ago. The decrease was attributable to decreases in gains on sales of loans. As mortgage interest rates have started to increase slightly, the volume of loan refinancings has declined, and so loan sales has decreased significantly. Gains on sales of loans decreased $183,380 to $52,026 for the quarter ended June 30, 2004 as compared to the same period in 2003. The decrease for the nine- month period ended June 30 2004 as compared to 2003 was $532,875 to $77,662. Management anticipates that the refinancing volume will continue at a much slower pace this year than last, which may negatively impact non-interest income. Trust income, however, increased $17,744 and $97,188 to $75,470 and $276,552 for the three and nine-month periods ended June 30, 2004. This increase is due to the increased volume of trust assets administered due to the merger of the trust department of First Federal of Huntington, IN. This increased fee income should partially offset the loss of loan sales gains.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Peoples Federal Savings Bank has reached an agreement with First Federal Savings Bank of Huntington, IN, and has started to administer First Savings trust accounts. Regulatory approval has been received.

NON-INTEREST EXPENSE

Total non-interest expense for the three and nine months ended June 30, 2004 was $2,865,453 and $8,508,576, as compared to $2,711,252 and $8,180,209 for the same periods in 2003. Salaries and employee benefits increased $35,103 to $1,571,013 for the quarter ended June 30, 2004, and $277,417 to $4,750,807 for the nine months ended June 30, 2004 due to regular salary increases.

Equipment and occupancy expense remained virtually unchanged from the prior year at $1,262,639 for the nine months ended June 30, 2004.

INCOME TAXES

Income tax expense decreased to $1,860,285 from $2,402,300 for the nine months ended June 30, 2004 and 2003 due to lower pretax income. The effective tax rate for the nine months ended June 30, 2004 and 2003 were 34.5% and 35.3% respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The OTS has issued a regulation, that uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes. Institutions that do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. Both Peoples Federal Savings Bank and First Savings Bank file Schedule CMR. However, results calculated from the June 30, 2004 schedule CMR are not yet available from the OTS. Therefore, the tables below present the results of this analysis for Peoples Federal and First Savings as of March 31, 2004 and 2003. Under the regulation, institutions that must file are required to take a deduction (the interest rate risk capital component) from their total capital available to



                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued )

calculate their risk-based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets. Presented below as of March 31, 2004 and 2003 is an analysis performed by the OTS of Peoples Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point increments, up 300 and down 100 basis points.

                        Peoples Federal Savings Bank
                    Interest Rate Risk As of March 31, 2004
                          (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp         44,683     (12,270)       -22%       12.08%      (244)
+200 bp         50,685      (6,268)       -11%       13.37%      (115)
+100 bp         55,156      (1,797)        -3%       14.25%       (27)
   0 bp         56,953           -           -       14.52%         -
-100 bp         56,943         (10)         0%       14.38%       (14)


                        Peoples Federal Savings Bank
                    Interest Rate Risk As of March 31, 2003
                          (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+200 bp         54,912      (2,986)        -5%       13.87%       (36)
+100 bp         57,412        (486)        -1%       14.28%         4
   0 bp         57,897           -           -       14.24%         -
-100 bp         56,239      (1,659)        -3%       13.74%       (49)


Presented below are the same tables for First Savings:

                             First Savings Bank
                    Interest Rate Risk As of March 31, 2004
                          (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp         15,155       (1,203)       -7%       12.76%       (43)
+200 bp         16,000        (359)        -2%       13.24%         5
+100 bp         16,436          77          0%       13.40%        22
   0 bp         16,359                               13.18%
-100 bp         15,904        (455)        -3%       12.70%       (49)

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

                             First Savings Bank
                    Interest Rate Risk As of March 31, 2003
                          (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+200 bp         16,078       1,321          9%       13.12%       130
+100 bp          1,587         833          6%       12.59%        78
   0 bp         14,754           -           -       11.82%         -
-100 bp         13,612      (1,142)        -8%       10.83%       (99)

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including our President and Chief Executive Officer and our Secretary and Treasurer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d- 14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our President and Chief Executive Officer and our Chief
Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our President Chief Executive Officer and our Chief Financial Officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 1.  Legal Proceedings
              None

Item 2.  Changes in Securities and Use of Proceeds
             None

Item 3.  Defaults Upon Senior Securities
              None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other information
             None

Item 6.  Exhibits
 Exhibit 31.1- Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
 Exhibit 31.2- Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
 Exhibit 32-Certification of Chief Executive Officer and Chief Financial Officer pursuant tosection 906 of the Sarbanes-Oxley Act of 2002
 Reports on Form 8-K
A Form 8-K wasfiled on April 30, 2004 regarding the annual financial results of Peoples Bancorp for the period ended March 31, 2004.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                                   SIGNATURES


Under the  requirements  of the Securities  Exchange Act of 1934, the Registrant

has duly  caused  this  Report  to be signed  on its  behalf by the  undersigned thereunto duly authorized.



Date:    August 4, 2004                               /s/Maurice F. Winkler, III
                                                      Chief Executive Officer


Date:  August 4, 2004                                 /s/ Deborah K. Stanger
                                                      Principal Financial and
                                                      Accounting Officer

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

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

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

August 4, 2004                             /s/Maurice F. Winkler, III
                                           President and Chief Executive Officer

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

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

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

August 4, 2004                            /s/Deborah K. Stanger
                                          Vice President-Chief Financial Officer

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

August 4, 2004                                        /s/Maurice F. Winkler, III
                                                      Chief Executive Officer

August 4, 2004                                        Deborah K. Stanger
                                                      Chief Financial Officer