Form 10-K
period 2004-09-30
PEOPLES BANCORP
filed 2004-12-23
CIK 869004

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                For Annual and Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[X]                         Annual Report Pursuant to
                            Section 13 or 15(d) of the
                            Securities Exchange Act of
                            1934 For the fiscal year ended
                            September 30, 2004
                                  or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934 For the transition period from ________ to ________

                         Commission File Number 0-18991

                                 PEOPLES BANCORP
             (Exact name of registrant as specified in its charter)
            INDIANA                                            35-1811284
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)

 212 West 7th Street, Auburn, Indiana                                    46706
 ------------------------------------                                   ------
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

Aggregate market value of voting stock held by non-affiliates of the registrant, as of March 31, 2004: $71,434,197.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 14, 2004:

           3,366,019 shares of Common Stock, par value $1.00 per share

                      Documents Incorporated by Reference:

     Portions of the definitive Proxy Statement (Part III) and the Annual Report to Stockholders for the year ended September 30, 2004 (Parts II and IV).

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

     These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance and other actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rates, market and monetary fluctuations; changes in real estate values and the real estate market; loss of deposits and loan demand to other financial institutions; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; increases in compensation and employee expenses; unanticipated results in pending legal proceedings; other factors described in "Investment Considerations" in Item 1; and the success of the Company in managing the risks resulting from these factors.

     The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time or on behalf of the Company.

Item 1.  Business

INVESTMENT CONSIDERATIONS

     In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the following:

     Economic Conditions and Related Uncertainties. Commercial banking is affected, directly and indirectly, by local, domestic, and international economic and political conditions, and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond the Company's control may adversely affect the potential profitability of the Company. Any future rises in interest rates, while increasing the income yield on the Company's earnings assets, may adversely affect loan demand and the cost of funds and, consequently, the profitability of the Company. Any future decreases in interest rates may adversely affect the Company's profitability because such decreases may reduce the amounts that the Company may earn on its assets. Economic downturns could result in the delinquency of outstanding loans. Management does not expect any one particular factor to materially affect the Company's results of operations. However, downtrends in several areas, including real estate, construction and consumer spending, could have a material adverse impact on the Company's ability to remain profitable.

     Effect of Interest Rates on the Banks and the Company. The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution's net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. Like all financial institutions, the Company's balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. See "Item 7: Management's Discussion of Financial Condition and Results of Operations" and "Item 7A: Quantitative and Qualitative Disclosure about Market Risk".

     Federal and State Government Regulations. The operations of the Company and the Banks are heavily regulated and will be affected by present and future legislation and by the policies established from time to time by various federal and state regulatory authorities. In particular, the monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banks in the past, and are expected to continue to do so in the future. Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives are changes in the discount rate charged on bank borrowings and changes in the reserve requirements on bank deposits. It is not possible to predict what changes, if any, will be made to the monetary polices of the Federal Reserve Board or to existing federal and state legislation or the effect that such changes may have on the future business and earnings prospects of the Company.

     During the past several years, significant legislative attention has been focused on the regulation and deregulation of the financial services industry. Non-bank financial institutions, such as securities brokerage firms, insurance companies and money market funds, have been permitted to engage in activities that compete directly with traditional bank business.

     Competition. The Company faces strong competition from other banks, savings institutions and other financial institutions that have branch offices or otherwise operate in the Company's market area, as well as many other companies now offering a range of financial services. Many of these competitors have substantially greater financial resources and larger branch systems than the Company. In addition, many of the Banks' competitors have higher legal lending limits than do the Banks. Particularly intense competition exists for sources of funds including savings and retail time deposits and for loans, deposits and other services that the Banks offer. See "Item 1: Business - Competition."

     As a result of the repeal of the Glass Steagall Act, which separated the commercial and investment banking industries, all banking organizations face an increase in competition. See "Item 1: Business - Supervision and Regulation - Financial Services Modernization Act".

     Allowance for Loan Losses. The Company has established an allowance for loan losses which management believes to be adequate to offset probable losses on the Company's existing loans. However, there is no precise method of estimating loan losses. There can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require the Company to increase its allowance for loan losses.

     An Economic Slowdown In Northeastern Indiana And Southwestern Michigan Could Hurt Our Business. We focus our business in northeastern Indiana and southwestern Michigan in DeKalb, Whitley, Noble, LaGrange, and the eastern portion of Elkhart counties, Indiana and St. Joseph, Cass, and the southwest portion of Kalamazoo counties, Michigan. [verify correct counties]. An economic slowdown in this area could have the following consequences, any of which could hurt our business:

     Loan delinquencies may increase;
     Problem assets and foreclosures may increase;
     Demand for the products and services of Peoples Federal or First Savings may decline; and
     Collateral for loans made by the Banks, especially real estate, may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral associated with existing loans of the Banks.

     Dividends. While the Board of Directors expects to continue its policy of regular quarterly dividend payments, this dividend policy will be reviewed periodically in light of future earnings, regulatory restrictions and other considerations. No assurance can be given, therefore, that cash dividends on common stock will be paid in the future. See page 2 of the Company's Annual Report to Stockholders for the year ended September 30, 2004 and Note 14 of the Notes to Consolidated Financial Company's Annual Report to Stockholders for the year ended September 30, 2004.

     Market for Common Stock. Although the Company's Common Stock is listed on the Nasdaq National Market System, there has been only limited trading in the Common Stock. There can be no assurance that a regular and active market for the Common Stock will develop in the foreseeable future. See "Item 5: Market for the Registrant's Common Stock and Related Stockholder Matters." Investors in the shares of Common Stock must, therefore, be prepared to assume the risk of their investment for an indefinite period of time.

     "Anti-Takeover" and "Anti-Greenmail" Provisions and Management Implications. The Articles of the Company presently contain certain provisions which may be deemed to be "anti-takeover" and "anti-greenmail" in nature in that such provisions may deter, discourage or make more difficult the assumption of control of the Company by another corporation or person through a tender offer, merger, proxy contest or similar transaction or series of transactions. The overall effects of the "anti-takeover" and "anti-greenmail" provisions may be to discourage, make more costly or more difficult, or prevent a future takeover offer, prevent shareholders from receiving a premium for their securities in a takeover offer, and enhance the possibility that a future bidder for control of the Company will be required to act through arms-length negotiation with the Company's Board of Directors. Copies of the Articles of the Company are on file with the Securities and Exchange Commission and the Indiana Secretary of State.

     Stock Not an Insured Deposit. Investments in the shares of the Company's Common Stock are not deposits insured against loss by the FDIC or any other entity.

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

     In February, 2003, the Board authorized a two year stock repurchase program. Purchases of up to 300,000 shares of the Company's common stock may be made in open market or in privately negotiated transactions. As of September 30, 2004, the Company had repurchased 101,205 shares.

     On a yearly basis, the Company updates its long-term strategic plan. This plan includes, among other things, the Company's commitment to maintaining a strong capital base and continuing to improve the organization's return on assets through asset growth and controlling operating expenses. Continued careful monitoring of the Banks' interest rate risk is also cited as an important goal. As a result, the Company expects to emphasize continued origination of short-term consumer and installment loans, prime plus equity loans, adjustable rate mortgage loans, and fixed-rate real estate loans with original terms of 15 years or less.

     The Banks offer a wide range of consumer and commercial financial services. These services include: consumer demand deposit accounts; NOW accounts; regular and term savings accounts and savings certificates; residential and commercial real estate loans; and secured and unsecured consumer loans. During 1999, Peoples Federal added agricultural and commercial lending officers to its staff. Since these types of loans pose a higher credit risk than traditional mortgage lending, they typically offer higher yields and are for shorter terms. It is expected that these loans will assist Peoples Federal in managing its interest rate risk, and increase its overall profitability. The Banks provide these services through a branch network comprised of fifteen full-service banking offices. They also provide credit card services, as well as enhancements to its loan and deposit products designed to provide customers with added conveniences. The Company has historically concentrated its business activities in northeastern Indiana. The purchase of First Savings has extended this area to southern Michigan. The Company's current strategy is to maintain its branch office network as well as remain alert to new opportunities.

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

     The Banks have supplemented their interest income through purchases of investments when appropriate. This activity usually generates positive interest rate spreads on large principal balances with minimal administrative expense.

Interest Rate and Volume of Interest-Related Assets and Liabilities

     Both changes in interest rates and changes in the composition of the Banks' interest-earning assets and interest-bearing liabilities can have a significant effect on net interest income.

     For information regarding the total dollar amount of interest income from interest-earning assets, the average yields, the amount of interest expense from interest-bearing liabilities and the average rate, net interest income, interest rate spread, and the net yield on interest-earning assets, refer to page eight of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2004 Annual Report to Stockholders incorporated herein by reference.

     For information regarding the combined weighted average effective interest rate earned by the Banks on their loan portfolios and investments, the combined weighted average effective cost of the Banks' deposits and borrowings, the interest rate spread of the Banks, and the net yield on combined monthly weighted average interest-earning assets of the Banks on their loan portfolios and investments for the fiscal years ending September 30, 2004, 2003, and 2002 refer to page four of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2004 Annual Report incorporated herein by reference.

     For information concerning the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Banks' interest income and expense during the fiscal years ending September 30, 2004, 2003, and 2002 refer to page nine of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2004 Annual Report incorporated herein by reference.

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

     During the fiscal year ended September 30, 2004, the Banks originated $75,178,991 of residential loans of which $27,525,151 were five- to 30-year fixed-rate mortgages and $47,653,840 were adjustable-rate loans. The rates offered on the Banks' adjustable-rate residential mortgage loans are generally competitive with the rates offered by other thrift institutions in the Banks' market areas and are based upon the Banks' cost of funds and the rate of return the Banks can receive on comparable investments. Fixed-rate loans are originated only under terms and conditions and using documentation which would permit their sale in the secondary market and at rates which are generally competitive with rates offered by other financial institutions in the Banks' market areas.

     Set  forth  below  is  the  amounts  and   percentages  of  fixed-rate  and
adjustable-rate loans (which include consumer loans) in the Banks' portfolios at September 30, 2004, 2003, and 2002 (Dollars in thousands).

                           September 30,
------------------------------------------------------------------
        2004                   2003                   2002
--------------------  ---------------------  ---------------------
Adjustable    Fixed   Adjustable     Fixed   Adjustable    Fixed
----------  --------  ----------   --------  ----------   --------
 $238,586   $127,408   $231,122    $133,032   $239,265    $153,346
   65.2%     34.8%       63.5%       36.5%      60.9%       39.1%

     The terms of the residential loans originated by the Banks range from one to 30 years. Experience during recent years reveals that as a result of prepayments in connection with refinancings and sales of the underlying properties, residential loans generally remain outstanding for periods substantially shorter than maturity of the loan contracts. However, with the recent refinancing rush, many consumers now have low rate loans. With interest rates rising, these consumers may not be as willing to prepay these low rate loans, and the loans may remain outstanding for a much longer period. At September 30, 2004, the average contractual maturity of the Banks' portfolios of fixed-rate loans was 8 years and 1 months, and 18 years and 3 months with respect to its portfolio of adjustable-rate loans.

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

Commercial Real Estate Loans

     The Banks also originate commercial real estate loans. From September 30, 2003, to September 30, 2004, commercial real estate loans increased from $14,750,000 to $22,447,000, with the percentage of commercial real estate loans to total loans increasing from 4.10% to 6.10%. These loans consisted of construction and permanent loans secured by mortgages on mid-size commercial real estate and farms. Of these loans, approximately $9.1 million are secured by agricultural real estate. The terms of commercial real estate loans vary from loan to loan but are usually five-year adjustable-rate loans with terms of 20 to 25 years. The loan-to-value ratio of commercial real estate loans is generally 75% or less.

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

Loan Portfolio Cash Flows

     The following table sets forth the estimated maturity of the Banks' loan portfolios by type of loan at September 30, 2004. The estimated maturity reflects contractual terms at September 30, 2004. Contractual principal repayments of loans do not necessarily reflect the actual term of the Banks' loan portfolios. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of "due on sale" clauses. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

                            Due in        One Year     Due After
                            One Year       Through        Five
                            or Less       Five Years      Years         Total
                          ------------   ------------- ------------   ----------
                                        (In thousands)
Type of Loan:
Construction loans --
   Residential real estate   $ 5,861     $      -        $      -        $ 5,861
   Commercial                                                               -
Real estate loans:
   Mortgage-residential       51,223       96,774         167,477        315,474
   Commercial                  4,071       11,336           3,868         19,275
Installment loans --
   Consumer                    7,822        4,614              90         12,526
   Commercial                 10,296        2,437             124         12,857
                             -------     --------    ------------       --------
         Total               $79,273     $115,161        $171,559       $365,993
                             =======     ========    ============       ========

     The following table sets forth the total amount of loans due after one year from September 30, 2004, which have a fixed rate or an adjustable rate. (Dollars in thousands)

             Loans Due
  October 1, 2005 and thereafter
------------------------------------
     Fixed               Adjustable          Total at September 30, 2004
---------------     ----------------         ---------------------------
    $98,112               $188,608                     $286,720


Loan Portfolio Composition

     The following table sets forth the composition of the Banks' loan portfolios by type of loan at the dates indicated. The table includes a reconciliation of total net loans receivable, after consideration of undisbursed portion of loans, deferred loan fees and discounts, and allowance for losses on loans.


                              2004                2003              2002               2001              2000
                       ----------------------------------------------------------------------------------------------
TYPE OF LOAN            AMOUNT       %      AMOUNT      %      AMOUNT      %     AMOUNT      %      AMOUNT      %
                       ---------- -------- ---------- ------- ---------  ------ ---------- ------- ---------- -------
Residential:                                             (Dollars in thousands)
     Single family unit$ 288,452    78.8%  $ 301,265   82.7%  $ 312,509  79.5%  $ 336,586   81.6%  $ 332,847   83.4%
     2-4 family units      1,550     0.4%      1,797    0.5%     2,954    0.8%      3,243    0.8%      3,263    0.8%
     Over 4 family units   2,401     0.7%      2,593    0.7%     3,485    0.9%      1,452    0.4%      3,018    0.8%
Commercial real estate    22,447     6.1%     14,750    4.1%    20,870    5.3%     21,906    5.3%     16,665    4.2%
Land acquisition and
     development           1,683     0.5%      1,480    0.4%     1,516    0.4%      1,938    0.5%      1,926    0.5%
Consumer and other loans  48,785    13.3%     41,748   11.5%    50,233   12.8%     46,177   11.2%     39,657   10.0%
Loans on deposits            675     0.2%        521    0.1%     1,044    0.3%        979    0.2%      1,052    0.3%
                       ---------- -------- ---------- ------- ---------  ------ ---------- ------- ---------- -------
                         365,993   100.0%    364,154  100.0%   392,611   100.0%   412,281  100.0%    398,428  100.0%
                       ---------- -------- ---------- ------- ---------  ------ ---------- ------- ---------- -------
Less:
Undisbursed portion
     of loans              2,440               3,467             3,821              5,262              4,341
Deferred loan fees and
     discounts             1,434               1,623             1,653              1,829              2,002
                       ----------          ----------         ---------         ----------         ----------
                           3,874               5,090             5,474              7,091              6,343
                       ----------          ----------         ---------         ----------         ----------
Total loans receivable   362,119             359,064           387,137            405,190            392,085
Allowance for losses
     on loans              1,958               2,111             2,117              1,895              1,650
                       ----------          ----------         ---------         ----------         ----------
Net loans              $ 360,161           $ 356,953          $ 385,020         $ 403,295          $ 390,435
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

     Currently, it is the Banks' policy to originate both fixed-rate and adjustable-rate loans, providing all such loans are eligible for sale in the secondary market. Peoples Federal currently holds all originated and purchased loans in its portfolio. First Savings is currently active in the secondary market and sells the majority of its fixed rate loan products.

     The following table shows mortgage and other loan origination, purchase, and repayment activity for the Banks during the periods indicated:

                                                     Years Ended September 30
                                                 -------------------------------
                                                    2004     2003       2002
                                                 --------- ---------- ----------
                                                       (Dollars in thousands)
Mortgage loans originated
   for the purpose of:
     Construction-commercial                     $         $          $     365
     Construction-residential                      10,693     10,321     10,715
     Purchase/refinance-commercial                  3,526      3,349      3,884
     Purchase/refinance-residential                75,179    123,978    109,247
Consumer and other loans originated                24,678     29,805     30,329
                                                 ---------  --------- ----------
   Total loans originated                         114,076    167,453    154,540
                                                 ---------  --------------------
Loan credits:
    Loans sold                                      9,498     37,157     22,766
   Principal repayments and other adjustments     100,869    158,249    149,650
                                                 ---------  --------------------
Other:
   Provision for losses on loans                       40        537        348
   Amortization of loan fees                         (506)      (759)      (680)
   Loan foreclosures, net                             967        336        731
                                                 --------- ---------- ----------
                                                      501        114        399
                                                 --------- ---------- ----------

     Total credits, net                           101,370    158,363    150,049
                                                 --------- ---------- ----------
Net increases (decreases) in mortgage and other
   loans receivable, net                         $  3,208  $ (28,067) $ (18,275)
                                                 ========= ========== ==========

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

     The following table reflects the amount of loans in delinquent status at September 30, 2004:

                                                      Loans Delinquent For
                 -----------------------------------------------------------------------------------------------
                            30-59 Days                     60-89 Days                  90 Days and Over
                 -----------------------------------------------------------------------------------------------
                                       Percent                       Percent                          Percent
                                       of Loan                       of Loan                          of Loan
                  Number   Amount     Category     Number   Amount   Category    Number   Amount      Category
                 -------------------  ----------  ----------------------------  -------------------  -----------
Real estate:                                         (Dollars in thousands)
  One to four        28     $ 1,985       0.69%         4     $267      0.09%        7       $ 467        0.16%
   family

Consumer             26         141       0.29%        11       82      0.17%        6          52        0.11%
                 -------  ----------              -------- --------             -------  ----------

   Total             54     $ 2,126       0.58%        15     $349      0.10%       13       $ 519        0.14%
                 =======  ==========              ======== ========             =======  ==========


    The following table sets forth the Banks' nonperforming assets at the dates indicated:

                                           At September 30,
                               -----------------------------------------

                                 2004     2003     2002    2001   2000
                               -------  -------  -------  ------  -----
                                (Dollars in thousands)
Nonaccrual loans               $  493   $1,127   $  801    $676   $587
Loans past due 90 days and
    still accruing                 26       90      106      52      7
                               -------  -------  -------  ------  -----
                                  519    1,217      907     728    594
Real estate owned, net
   of allowance                   940      854      489     117    165
Total Nonperforming            -------  -------  -------  ------  -----
assets                         $1,459   $2,071   $1,396    $845   $759
                               =======  =======  =======  ======  =====

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

     The decrease in non-accrual loans since September 30, 2003 is primarily from the 1 to 4 family portion of the loan portfolio, and management believes the increase has been appropriately considered in determining the adequacy of the allowance for loan and REO losses at September 30, 2004. There have been no significant changes in potential problem loans since September 30, 2003. Net charge-offs for the years ended September 30, 2004 and 2003 were $192,751 and $543,635, respectively. Net charge-offs were slightly above average during fiscal 2003 due to the aforementioned economic conditions. This was combined with a large loss on one commercial loan to make up the net charge-off increase for this year.

     Interest income that would have been recognized for the year ended September 30, 2004, if nonaccrual loans had been current in accordance with their original terms, approximated $11,000. Interest income recognized on such loans for the year ended September 30, 2003, approximated $7,000. At September 30, 2004 the Banks had no loans that were deemed impaired in accordance with Statement of Financial Accounting Standards No. 114.

     Federal regulations require savings associations to review their assets on a regular basis and to classify them as: special mention; substandard; doubtful and loss. Loans classified as special mention are loans which currently do not expose the Banks to an unusual risk of loss but based on information available require the attention of management. This classification usually includes loans secured by unusual collateral, loans with documentary items that are being addressed by counsel, and relatively large loans where the borrower has had a history of delinquent payments and the collateral has a cashflow shortfall, however, the borrower has continued to service the debt. It is the Company's policy to reserve 5% of the loan balance for loans classified as special mention.

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

     As of September 30, 2004, loan balances were classified by the Banks as follows:

             Loss                          $      -0-
             Doubtful                             -0-
             Substandard                    1,653,000
             Special Mention                1,369,000

Allowance for Losses on Loans

     The allowances for loan losses represent amounts available to absorb inherent losses in the loan portfolios. The allowance is based on management's continuing review of the portfolios, historical charge-offs, current economic conditions, and such other factors, which in management's judgment deserve recognition in estimating possible losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgment about the information available to them at the time of their examination. Provisions for losses are charged to earnings to bring the allowance to levels considered necessary by management. Losses are charged to the allowance when considered probable. As of September 30, 2004 allowance for losses on loans was $1,958,569. Overall, the general composition of the loan portfolio has remained similar to the prior year with no significant shift of risk between components of the loan portfolio that would impact the calculation of the allowance for loan losses. The Banks' management believes that the allowance is adequate to absorb known and inherent losses in the portfolios. No assurance can be given, however, that economic conditions which may adversely affect the Banks' markets or other circumstances will not result in additions to the allowance for loan and real estate owned losses.

     The following table presents an allocation of the Banks' allowance for loan losses at the dates indicated and the percentage of loans in each category to total loans. The unallocated portion relates to qualitative factors in the portfolio such as economic conditions in the banks' market areas, which cannot be separated by loan type.

                                                             September 30,
                                  2004            2003           2002            2001           2000
                             -------------- -------------- --------------  -------------- ---------------
                              Amount   %     Amount    %    Amount    %    Amount    %     Amount     %
                             ------- ------ ------- ------ ------- ------ ------- ------- -------- ------
Balance at end of                                    (Dollars in thousands)
period applicable to:
Residential Mortgage Loans   $1,334   87.8% $1,420   82.1%  $1,361  81.2%   $ 910   82.4%   $1,122  84.2%
Commercial/ Commercial Real
     Estate Loans               231    8.8%    166    5.8%     404   5.7%     527    6.2%      101   5.5%
Consumer Loans                  140    3.4%    311   12.1%     294  13.1%     342   11.4%      196  10.3%
Unallocated                     254            214              58            116              231
                            -------- ------ ------- ------ ------- ------ ------- ------- -------- ------
Total                        $1,959  100.0% $2,111  100.0%  $2,117 100.0%  $1,895  100.0%   $1,650 100.0%
                            ======== ====== ======= ====== ======= ====== ======= ======= ======== ======


     The following table is a summary of activity in the Banks' allowance for loan losses for the periods indicated.

Summary of Loan Loss Experience             Years ended September 30,
                                  --------------------------------------
                                     2004    2003   2002    2001   2000
                                   -------  ------ ------ ------- ------
Balance of loan loss allowance at               (Dollars in Thousands)
beginning of year                   $2,111  $2,117 $1,895  $1,650 $1,005
 Allowance acquired in merger            -       -      -       -    562
  Charge-offs
     Residential                         4      25     36       4      -
     Commercial real estate            144       -      -       -      -
     Commercial                          -     395      -       -      -
     Consumer                           93     138    118     139    118
                                  --------  ------ ------  ------ ------
          Total Charge-offs            241     558    154     143    118
                                  --------  ------ ------  ------ ------
     Recoveries
     Residential                         -       -      -       -      -
     Consumer                           49      15     28      34     41
                                  --------  ------ ------  ------ ------
          Total Recoveries              49      15     28      34     41
                                  --------  ------ ------  ------ ------
     Net Charge-offs (Recoveries)      192     543    126     109     77
Provision for loan losses               40     537    348     354    160
                                  --------  ------ ------  ------ ------
     Balance of loan loss allowance at
     end of year                    $1,959  $2,111 $2,117  $1,895 $1,650
                                  ========  ====== ======  ====== ======
 Ratio of net charge-offs to average
     loans outstanding               0.05%   0.14%  0.03%   0.02%  0.01%

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

     The carrying values of the Banks' investment securities, including its liquid assets, as of the dates indicated are presented in the following table.

                                            At September 30,
                                     ----------------------------
                                       2004      2003      2002
                                     --------  ---------  -------
Interest-bearing deposits and           (Dollars in thousands)
     certificates of deposit (1)     $  7,725   $ 29,965  $30,995
U.S. government and federal
     agency securities
     Held to maturity                       -          -        -
     Available for sale                71,985     61,352   36,713
Mortgage backed securities
     Held to Maturity                   1,112      2,117    6,848
     Available for sale                10,742     13,953   13,504
Stock in FHLB of Indianapolis           4,737      4,519    4,405
Other
     Held to maturity                       -          -      295
     Available for sale(2)             12,954     10,199    4,679
                                     --------   --------  -------

          Total investments          $109,255   $122,105  $97,439
                                     ========   ========  =======

--------------------------------------------
(1) In Interest-bearing accounts at FHLB of Indianapolis $4,654, In insured certificates of deposit $3,071 at September 30, 2004; In Interest-bearing accounts at FHLB of Indianapolis $26,695, In Insured certificates of deposit $3,270 at September 30, 2003; In Interest-bearing accounts at FHLB of Indianapolis $27,175, In Insured Certificates of deposit $3,820 at September 30, 2002;
(2) Van Kampen Prime Income Fund $2,442, Van Kampen Senior Income Trust $1,538, State and Municipal obligations $8,974 at September 30, 2004; Van kampen Prime Income Fund $2,298, Van Kampen Senior Income Trust $1,397, State and Municipal obligations $6,504 at September 30, 2003; Van Kampen Prime Income Fund $2,146, Van Kampen Senior Income Trust $1,160, State and Municipal oblications $1,668 at September 30, 2002;

     The  following  table  sets  forth   information   regarding  the  maturity
distribution of investment securities at September 30, 2004, and the weighted average yield on those securities.

                                                               At September 30, 2004
                                        ----------------------------------------------------------------
                                               Available for Sale                  Held to Maturity
                                        -------------------------------- -------------------------------
                                                    Weighted Approximate           Weighted  Approximate
                                         Amortized   Average    Fair     Amortized  Average     Fair
Maturity Distribution at September 30:     Cost       Yield     Value      Cost      Yield      Value
                                        ---------- --------- ----------- --------- -------- ------------
                                                            (Dollars in thousands)
Due in one year or less                   $   591     2.93%     $   596   $    -              $    -
Due after one through five years           53,713     3.03%      53,683        -                   -
Due after five through ten years           24,265     3.62%      24,251        -                   -
Due after ten years                         2,492     3.42%       2,429        -                   -
                                        ----------           ---------- ----------            ---------
                                           81,061                80,959        -                   -
Mortgage-backed securities                 10,773     3.84%      10,742    1,112      4.84%    1,144
Marketable equity securities                3,980                 3,980        -                   -
                                        ----------           ---------- ----------          -----------
                  Total                   $95,814               $95,681   $1,112              $1,144
                                        ==========           ========== ==========          ===========


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

     For information on the amounts of certificate accounts at September 30, 2004, maturing during the next five years and thereafter see Note 6 of Notes to Consolidated Financial Statements on page 24 and 25 of the Company's 2004 Annual Report to Stockholders.

     The following table lists maturities of certificates of deposits where the balance of the certificate exceeds $100,000 for the periods indicated. None of these certificates were brokered deposits.

                       At September 30,
                    ------------------------
                           2004
                        ------------
                     (Dollars In thousands)
3 months or less            $ 3,223
3-6 months                      777
6-12 months                   8,291
over 12 months               21,139
                        ------------
Total                      $ 33,430
                        ============


Borrowings

     As members of the FHLB System and the FHLB of Indianapolis, the Banks are eligible to arrange borrowings or advances for various purposes and on various terms. As of September 30, 2004, 2003 and 2002 the Banks had outstanding advances from the FHLB of Indianapolis of $50,100,000, $54,100,000, and $59,100,000, respectively. See Note 8 of the Notes to Consolidated Financial Statements beginning on page 25 of the Company's 2004 Annual Report to Stockholders for the maturity breakdown of these long-term instruments.

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

                                                        Years Ended September 30
                                                        ------------------------
                                                           2004    2003   2002
                                                          ------- ------ ------
                                                          (Dollars in thousands)
Average balance of short-term borrowings                    $3,328 $4,294 $2,885
Highest month-end balance of total short-term borrowings     5,166  7,136  5,131
Weighted average interest rate of total short-term borrowings1.26%  1.53%  2.39%

                                                                  At Sep30
                                                          ---------------------
                                                           2004    2003   2002
                                                          ------- ------ ------
Reverse Repurchase agreements                                3,321  2,650  3,193
                                                           -------  ------ -----
Total short-term borrowings                                 $3,321 $2,650 $3,193
                                                           ======= ====== ======

Weighted average interest rate                               1.38%   1.49% 1.98%


Trust Department

     In October 1984, the FHLB of Indianapolis granted full trust powers to Peoples Federal, one of the first savings institutions in Indiana to be granted such powers. As of September 30, 2004, Peoples Federal's trust department assets totaled approximately $85,766,000 including self-directed Individual Retirement Accounts ("IRA's"), and it was offering a variety of trust services including estate planning. As of that date, the trust department was administering approximately 740 trust accounts, including estates, guardianships, revocable and irrevocable trusts, testamentary trusts, and self-directed IRA accounts. The trust department also offers and administers self-directed IRA's and Simplified Employee Pension IRA's for small businesses. The trust department provides a needed service to the communities served by Peoples Federal, as well as generating fee income which is largely unaffected by interest rate fluctuations.

     During 2003, Peoples Federal purchased the trust business of First Federal Savings Bank of Huntington, IN. The purchase was affected using a revenue sharing agreement, rather than an up-front cash payment. Regulatory approval has been received, and these assets are included in the number of accounts and amount of assets referenced above.

Non-Bank Subsidiary

     Peoples Financial Services, Inc. ("PFSI") was organized in 1977 under the laws of the State of Indiana. It is wholly owned by Peoples Federal and conducts a general insurance business within the State of Indiana under the name of Peoples Insurance Agency. During fiscal years ended September 30, 2004 and 2003, PFSI recorded total income of $51,078 and 54,326, respectively, with net income for such periods amounting to $4,244 and $5,686, respectively.

     Alpha Financial was organized under the laws of the state of Michigan in 1975 as a wholly owned subsidiary of First Savings. First Savings' investment in Alpha Financial, Inc. was $251,825 at September 30, 2004. The assets of Alpha Financial consist of cash and seven percent of the stock of MBT Title Services, which reinsures credit life insurance policies written on the lives of borrowers of various financial institutions.

Employees

     As of September 30, 2004, the Banks employed 146 persons on a full-time basis and 17 persons on a part-time basis. The Banks' employees are not represented by any collective bargaining group, and management considers its relations with its employees to be excellent. The holding company has no employees.

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

     due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-US persons;
     standards for verifying customer identification at account opening;
     rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; and
     reports by non-financial trades and businesses filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000, and filing of suspicious activities reports securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

The implementing regulations require financial institutions to among other things, incorporate into their written money laundering plans a board approved customer identification program implementing reasonable procedures for:

     verifying the identity of any person seeking to open an account, to the extent reasonable and practicable;
     maintaining records of the information used to verify the person's identity; and determining whether the person appears on any list of known or suspected terrorists or terrorist organizations within a reasonable time after the account is opened.

Account is defined as a formal banking or business relationship established to provide ongoing services, dealings, or other financial transactions and includes a relationship to establish a safety deposit box or other safekeeping services, or cash management, custodian and trust services..

     Financial Services Modernization Legislation. Financial Services Modernization Act repealed the two affiliation provisions of the Glass-Steagall
Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and
Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a "Financial Holding Company." "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

     The Financial Services Modernization Act provides that no company may acquire control of an insured savings association, unless that company engages, and continues to engage, only in the financial activities permissible for a Financial Holding Company, unless grandfathered as a unitary savings and loan holding company. The Financial Institution Modernization Act grandfathers any company that was a unitary savings and loan holding company on May 4, 1999 (or becomes a unitary savings and loan holding company pursuant to an application pending on that date). Such a company may continue to operate under laws prior to the Financial Services Modernization Act as long as the company continues to meet the two tests: (i) it can control only one savings institution, excluding supervisory acquisitions, and (ii) each such institution must meet the QTL test. It further requires that a grandfathered unitary savings and loan holding company must continue to control at least one savings association, or a successor institution, that is controlled on May 4, 1999.

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

     Restrictions on Acquisitions. Savings and loan holding companies are prohibited from acquiring, without prior approval of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 25% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the voting shares of an undercapitalized savings institution pursuant to a "qualified stock issuance" without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the saving and loan holding company's other subsidiaries must have tangible capital of at least 6-1/2% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings institution, and transactions between the savings institution and the savings and loan holding company and any of its affiliates must conform to Sections 11 of te Home Owners' Loan Act and Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

Regulation of the Banks

     Federal Home Loan Bank System. The Banks are members of the FHLB System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As members of the FHLB of Indianapolis, the Banks are required to acquire and hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (i.e., borrowings) from the FHLB of Indianapolis, whichever is greater. The Banks were in compliance with this requirement with an investment in FHLB of Indianapolis stock at September 30, 2004, of $4,736,500.

     The FHLB of Indianapolis serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members secured by certain prescribed collateral in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Indianapolis. Long-term advances may only be made for the purpose of providing funds for residential housing finance. Members must meet standards of community investment or service established by the FHLB of Indianapolis in order to maintain continued access to long-term advances. As of September 30, 2004, the Banks had advances totaling $50,100,000 outstanding. See "Business of the Company--Deposit Activity and Other Sources of Funds" and "--Borrowings."

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

     Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a "domestic building and loan association" in section 7701 of the Internal Revenue Code of 1986, as amended (the "Code"). If the Banks maintain an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualify as QTL's or a domestic building and loan association, they will continue to enjoy full borrowing privileges from the FHLB. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of September 30, 2004, the Banks were in compliance with their QTL requirements and met the definition of a domestic building and loan association.

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

     At September 30, 2004, the Banks exceeded all regulatory minimum capital requirements.

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

     The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of September 30, 2002, SAIF members paid within a range of 0 cents to 23 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), the Bank pays, in addition to its normal deposit insurance premium as a member of the SAIF an amount equal to approximately 6.4 basis points toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Bank Insurance Fund ("BIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 1.3 basis points. Under the Act, the FDIC also is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. The rate paid to retire the Fico Bonds is equal for members of the BIF and the SAIF. The Act also provided for the merging of the BIF and the SAIF by January 1, 1999, provided there were no financial institutions still chartered as savings associations at that time. Although legislation to eliminate the savings association charter had been proposed at January 1, 1999, financial institutions such as the Banks were still chartered as savings associations.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $54.0 million of transaction accounts, and $1,620,000 plus 10% on the amount over $54.0 million. . This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 2004, the Banks met their reserve requirements.

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

     Standards for Safety and Soundness. Under applicable regulatory requirements, the Banks are required to prescribe standards, by regulation or guideline, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, operational and managerial standards as the agencies deem appropriate. The OTS and the federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to the statute. The safety and soundness guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, asset quality and earnings standards, and fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks associated with each aspect of an institution's operations. The guidelines also prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

     With respect to asset quality and earnings standards, a savings institution would be required to maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves.

     Prompt Corrective Action. The prompt corrective action regulation of the OTS requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings bank that falls within certain undercapitalized capital categories specified in the regulation.

     The regulation establishes five categories of capital classification: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the risk-based capital, leverage capital, and tangible capital ratios are used to determine an institution's capital classification. At September 30, 2004, the Banks met the capital requirements of "well capitalized" institutions under applicable OTS regulations.

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

     Real Estate Lending Standards. Under joint regulations of the federal banking agencies, including the OTS, savings institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to value limits that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. An institution's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal banking agencies. The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits specified in the Interagency Guidelines for the various types of real estate loans. The
Interagency Guidelines state that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits not exceeding those specified, but require that the aggregate amount of loans with loan-to-value ratios in excess of certain specified levels may not exceed the amount of the savings association's total capital. (Amounts in excess of core capital must be deducted on a dollar-for-dollar basis from this capital.)

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

     The following table provides certain information with respect to Peoples Federal's full-service offices at September 30, 2004:

         Full Service                Date         Net Book
            Offices                 Opened       Value (1)
------------------------------------------------------------
                                   (Dollars in thousands)
Main Office, Auburn                      1973         $ 299
Avilla                                   1980            91
Garrett                                  1972            41
Columbia City-Downtown                   1971            91
Columbia City-North                      1998           504
Kendallville                             1941           391
LaGrange                                 1972           227
Waterloo                                 2000           900
Topeka                                   2002           485

(1) Of real estate at September 30, 2004.

     The total net book value of Peoples Federal's premises and equipment at September 30, 2004, was $3.8 million.

     First Savings Bank owns six full-service banking offices located in Three Rivers, Union, and Schoolcraft, Michigan and Howe and Middlebury, Indiana.

     The following table provides certain information with respect to First Saving's full service offices at September 30, 2004.

         Full Service                Date         Net Book
            Offices                 Opened       Value (1)
------------------------------------------------------------
                                   (Dollars in thousands)
Main Office, Three Rivers                1981         $ 554
Schoolcraft                              1971            55
Union                                    1988           167
Three Rivers, branch                     1988           577
Howe                                     1998           340
Middlebury                               1998           596

(1) Of real estate at September 30, 2004.

     The total net book value of First Savings' premises and equipment at September 30, 2004 was $2.6 million.

Item 3.  Legal Proceedings

     There are no material pending legal proceedings to which the Company, the Banks or any subsidiary is a party or to which any of their property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

    Not Applicable.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Reference is made to Item 12 under Part III of this form 10-K for the Equity Compensation Plan Table required by Regulation S-K.

     The Company did not sell any common stock during the year ended September 30, 2004 that was not registered for sale under the Securities Act of 1933.

     The following table details the common stock information for the years ended September 30, 2004 and 2003.

                                   Market Price
                                 ----------------------    Dividends
                                   Low           High      Per Share
                                 ------------------------------------
Fiscal 2004
1st QTR                           $21.60       $25.75        $0.17
2nd QTR                            23.67        27.66         0.17
3rd QTR                            22.78        26.95         0.17
4th QTR                            21.50        24.98         0.18

Fiscal 2003
1st QTR                           $15.86       $19.88        $0.16
2nd QTR                            17.25        20.99         0.16
3rd QTR                            18.90        21.50         0.16
4th QTR                            21.15        25.51         0.17

     In February 2003, the Board authorized a two year stock repurchase program. Purchases of up to 300,000 shares of the Company's common stock may be made in open market or in privately negotiated transactions. As of September 30, 2004, the Company had repurchased 101,205 shares and 198,795 shares may yet be purchased under the plan. This plan expires on February 18, 2005.

     The following table details stock repurchased by the Company during fiscal year 2004 as per the plan referenced on page 3 of this document.

                                                       Total            Maximum
                                                     Numer of         Number of
                           Total        Average   Shares Purchased   Shares that
                         Number of       Price       as Part of         May yet
                           Shares        Paid         Publicly      be Purchased
Period                   Purchased     Per Share   Announced Plan Under the Plan
--------------------------------------------------------------------------------
July 1-31, 2004             4,799      $ 23.90           4,799         203,529
August 1-31, 2004           4,524        15.75           4,524         199,005
September 1-30, 2004          210        21.55             210         198,795
                          -------    ----------   ------------
Total                       9,533      $ 19.98           9,533
                          ========   ==========   =============

Item 6.  Selected Financial Data

     Reference is made to page 2 of the Company's Annual Report to Stockholders for the year ended September 30, 2004, for the information required by this Item, which is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Reference is made to pages 3 to 11 of the Company's Annual Report to Stockholders for the year ended September 30, 2004, for the information required by this Item, which is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Reference is made to page 5 of the Company's Annual Report to Stockholders for the year ended September 30, 2004, for the information required by this item, which is hereby incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

     Reference is made to pages 14 to 39 of the Company's Annual Report to Stockholders for the year ended September 30, 2004 for the information required by this Item, which is hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

    None.

Item 9A. Controls and Procedures

     Our management, with participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15*e) as of September 30, 2004. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that management Is timely alerted to material information relating to us during the period when our periodic reports are being prepared.

     No changes occurred in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     Effective November 16, 2004 Mr. Maurice F. Winkler III, a director and Chief Executive Officer of the Company and President and Chief Executive Officer of Peoples entered into an employment agreement with the Company and Peoples. The employment agreement provides for full-time employment for a period of three years as President and Chief Executive Officer of the Company and Peoples. The agreement provides for a base salary of $132,500 per year subject to cost of living increases or decreases in certain circumstances. Additionally, upon a change in control of the Company or Peoples, as defined in the agreement, Mr. Winkler will receive 2.99 times his base salary plus 2.99 times the average amount of any bonus compensation earnings during the three year period prior to any change in control, plus certain other benefits as provided for in the agreement. In addition, Mr. Winkler will be eligible to receive such benefits as are made available to senior executives of Peoples. A copy of the employment agreement is filed as Exhibit 10.8.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Reference is made to the section captioned "Proposal 1-Election of Directors" in the Company's Proxy Statement dated December 10, 2004 for the information required by this Item, which is hereby incorporated by reference.

     Code of Ethics. The company has adopted an ethics policy that applies to Financial Managers of the Company and its subsidiaries. A copy of the Ethics Policy is attached as Exhibit 14 to this annual report. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to a provision of its Code of Ethics and Conduct by posting such information on the Company's website www.Peoplesbancorp.us.

Item 11.  Executive Compensation

     Reference is made to the section captioned "The Peoples Bancorp Annual Meeting-Compensation of Executive Officers and Directors" in the Company's Proxy Statement dated December 10, 2004 for the information required by this Item, which is hereby incorporated by reference.

                      Equity Compensation Plan Information



                                                                                          (c)
                                                                                           Number of securities
                                                                                            remaining available for
                                                                                             future issuance under
                                                                            (b)               equity compensation
                                                  (a)             Weighted-average plans
                                                                                               (excluding
            Plan Category               Number of securities to      exercise price of      securities reflected in
                                        be issued upon exercise     outstanding options,          column (a))
                                        of outstanding options,     warrants and rights
                                          warrants and rights
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved              88,043(1)                  $14.40                   89,751
by security holders.................
Equity compensation plans not                     -0-                                                 -0-
approved by security holders........
Total...............................             88,043                    $14.40                   89,751

(1)......80,249 shares were assumed in connection with the acquisition of Three
         Rivers Financial Corp at a weighted average exercise price of $11.78.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Reference is made to the sections captioned "Election of Directors-Nominees for Election as Directors" and "Securities Ownership of Certain Beneficial Owners" in the Company's Proxy Statement dated December 10, 2004 for the information required by this Item which is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

     Reference is made to the section captioned "Transactions with Certain Related Persons" in the Company's Proxy Statement dated December 10, 2004 for the information required by this Item, which is hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services

     Reference is made to the section captioned "Accountant's Fees" in the Company's Proxy Statement dated December 10, 2004 for the information required by this Item, which is hereby incorporated by reference.

Item 15.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

     (a) The following consolidated financial statements of Peoples Bancorp and Its Wholly-owned Subsidiaries, included in the Annual Report to Stockholders of the registrant for the year ended September 30, 2004 are filed as part of this report:

                  1.  Financial Statements

     REPORT OF BKD LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM PAGE 13. CONSOLIDATED BALANCE SHEETS - AS OF SEPTEMBER 30, 2004, AND 2003 PAGE 14. CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003, AND 2002 PAGE 15.
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003, AND 2002 PAGE 16.
     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003, AND 2002 PAGE 17.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS PAGES 18-39.

                  2.  Financial Statement Schedules

     All schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements and notes.

                  3.  Exhibits

Exhibit No.      Description of Exhibit

3.1  Articles of Incorporation of Peoples Bancorp. (1)

3.2  Bylaws of Peoples  Bancorp,  as amended and  restated on December 14, 2004.
     (2)

10.1 Expense and Tax Sharing Agreement between Peoples Bancorp, Peoples Federal Savings Bank of DeKalb County and Peoples Financial Services, Inc., dated May 28, 1992. (3)

10.2* 1998 Peoples Bancorp Stock Option and Incentive Plan. (4)

10.3*Three Rivers Financial Corporation Stock Option and Incentive Plan (as assumed by Peoples Bancorp). (5)

10.4* Employment Agreement with Maurice F. Winkler III.

10.5* Employment Agreement with G. Richard Gatton.

13    Annual Report to Stockholders

14    Code of Ethical Conduct for Financial Managers

22    Subsidiaries of the Registrant

23    Consent of BKD LLP

31.1  Rule 13a-14(a)/15d-14(a) Certification of CEO

31.1  Rule 13a-14(a)/15d-14(a) Certification of CFO.

32.1  Section 1350 Certifications

* Indicates management contract or compensatory plan, contract or arrangement.
--------------------------------
     (1) Incorporated by reference to the same Exhibit in the Company's Registration Statement on Form S-4 (33-37343) filed with the Securities and Exchange Commission on October 17, 1990.

     (2) Incorporated by reference to the same Exhibit in the Company's Current Report on Form 8-K (Commission File Number 0-18991) filed with the Securities and Exchange Commission on December 20, 2004.

     (3) Incorporated by reference to the same Exhibit in the Company's Annual Report on Form 10-K (Commission File Number 0-18991) for the year ended September 30, 1992.

     (4) Incorporated by reference to the same Exhibit in the Company's Annual Report on Form 10-K (Commission File Number 0-18991) for the year ended September 30, 1998.

     (5) Incorporated by reference to the same Exhibit in the Three Rivers Financial Corporation's Annual Report on Form 10-KSB (Commission File Number 1-13826) for the year ended June 30, 1996.

     (b) A report on Form 8-K was filed on August 2, 2004 reporting earnings for the period ended June 30, 2004.

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

                                                  PEOPLES BANCORP

December 14, 2004                         /s/Roger J. Wertenberger,
                                          Chairman of the Board,
                                          and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 14, 2004                         /s/Roger J. Wertenberger,
                                          Chairman of the Board,
                                          and Director

December 14, 2004                         /s/Maurice F. Winkler III,
                                          President, Chief Executive Officer
                                          and Director

December 14, 2004                         /s/Deborah K. Stanger
                                          Vice President-Chief Financial Officer

December 14, 2004                         /s/G. Richard Gatton, Director

December 14, 2004                         /s/Bruce S. Holwerda, Director

December 14, 2004                         /s/Erica D. Dekko, Director

December 14, 2004                         /s/Douglas D. Marsh, Director

December 14, 2004                         /s/Stephen R. Olson, Direct

December 14, 2004                         /s/John C. Thrapp, Director

                                                                    Exhibit 10.4

                Employment Agreement with Maurice F. Winkler, III

     This Employment Agreement ("Agreement") is made and entered into as of this 16th day of November 2, (the "Effective Date") by and among Peoples Bancorp, ("Peoples"), the holding company of Peoples Federal Savings Bank of DeKalb County (the "Bank"), the Bank and Maurice F. Winkler, III ("Executive"), with reference to the following:

WHEREAS, Executive is currently employed by the Bank, which is a wholly owned subsidiary of Peoples;

WHEREAS, Peoples and the Bank desire to provide for the employment of the Executive by the Bank;

WHEREAS, the Executive is willing to commit himself to serving the Bank on the terms and conditions herein provided;

     NOW, THEREFORE, IN CONSIDERATION OF the recitals set forth above and the mutual promises, covenants, agreements, conditions and undertakings hereinafter set forth, the adequacy and receipt of which consideration is hereby acknowledged, the parties hereto agree as follows:

1.       Term.

     This Agreement shall have a term of three (3) years, commencing as of the Effective Date set forth above (the "Term"). Where used herein, "Term" shall refer to the entire period of employment of Executive by the Bank from and after the Effective Date of this Agreement, whether for the period provided above and as extended or terminated earlier as hereinafter provided.

2. Position and Duties.

     (a) During the Term, Executive shall be employed on a full-time basis to serve as President and Chief Executive Officer of the Bank and perform the duties customarily performed by such officer of a savings association, including the general supervision and operation of the business and affairs of the Bank, and reporting to the applicable regulatory authorities regarding the activities of the Bank, subject to the direction of and the powers vested by law in the Board of Directors of the Bank (the "Board") and the Bank's shareholder, Peoples. Except as provided for herein, the duties and position of Executive as President and Chief Executive Officer hereunder may be changed only by the mutual written agreement of the parties hereto. The parties may mutually agree to extend Executive's full-time status for additional 12-month periods following the Effective Date.

     (b) During the Term hereof, Executive shall perform the services herein contemplated to be performed by Executive faithfully, diligently and to the best of Executive's ability in compliance with instructions and policies of the Board, the Bank's Federal Charter and Bylaws and with all applicable laws and regulations.

3.      Compensation.

     (a) Base Salary. For executive's services rendered hereunder, the Bank shall pay or cause to be paid a base salary to Executive at the rate of $132,500 per annum, payable in conformity with the Bank's normal payroll periods and procedures. During the Term, Executive's base salary shall be reviewed at least once every twelve (12) months and shall be increased (but not reduced) at any time, and from time to time, as shall be substantially consistent with increases in base salary generally awarded in the ordinary course of business to other executives of the Bank, provided that Executive's Base Salary shall be increased by a percentage no less than the annual increase of the cost of living index for the Fort Wayne, Indiana metropolitan area. Any increase in base salary shall not serve to limit or reduce any other obligation to the Executive under this Agreement. The term "Base Salary" as utilized in this Agreement shall refer to base salary as so increased.

     (b) Discretionary Bonus. In addition to Executive's Base Salary provided for under Paragraph 4(a) above, the Executive shall participate in an equitable manner with all other senior management executives of the Bank in discretionary bonuses that the Board may award from time to time to the Bank's senior management executives. No other compensation provided for in this Agreement shall be deemed a substitute for the Executive's right to participate in such discretionary bonuses.

     (c) Stock Awards. The Executive shall be eligible for consideration for stock option grants by Peoples pursuant to any stock option plan adopted by Peoples, for so long as Executive shall be employed by the Bank.

     (e) Other benefits. The Executive will eligible to participate in or receive benefits under any employee benefit plans of the Bank which are available to senior executives and key management employees of the Bank, subject to and on a basis consistent with the terms, conditions and overall administration of such plans and arrangements. Nothing paid to Executive under any such plan or arrangement will be deemed to be in lieu of other compensation to which the Executive is entitled under this Agreement.

4.       Vacation and Sick Leave.

     During the Term hereof, Executive shall be entitled to paid vacation and paid sick leave, the amount and term of which shall be determined in accordance with the policies of the Bank as in effect from time to time, but in no event shall the vacation period be less than four weeks per year.

5.       Group Medical, Life Insurance and Other Benefits.

     The Executive shall participate in any plan that the Bank maintains for the benefit of its executives if the plan relates to (i) pension, profit sharing or other retirement benefits, (ii) medical insurance or the reimbursement of medical or dependent care expenses, or (iii) other group benefits, including disability and life insurance plans.

6.       Business Expenses.

     Executive shall be entitled to reimbursement by the Bank for any and all ordinary and necessary business expenses reasonably incurred by Executive in the performance of Executive's duties and in acting for the Bank during the Term of this Agreement, provided that Executive furnishes to the Bank, for review and approval by the Chairman of the Board, adequate records and other documentation as may be required for the substantiation of such expenditures as a business expense of the Bank.

7.       Termination for Cause.

     (a) The Board may for cause terminate Executive's employment at any time during the Term of this Agreement. In such event, all rights of Executive under this Agreement shall terminate and Executive shall have no right to receive compensation or other benefits for any period after the effective date of such termination for cause. Termination for cause shall be defined as the Executive's dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement.

     (b) Notwithstanding the foregoing, no termination for cause shall be effective with respect to the Executive unless and until there shall have been delivered to him a copy of a resolution, finding that in the good faith opinion of the Board of Directors of the Bank (the "Board"), the Executive's actions and/or failure to act justifies termination for cause and specifying the particulars thereof in detail. Reasonable notice shall be provided to the Executive and he shall receive an opportunity, together with counsel, to be heard before the Board. The Executive shall not have the right to receive compensation or other benefits for any period after a termination for cause, except that benefits previously vested or accrued shall be unaffected by such termination.

8.       Events of Termination; Payments to Executive.

     The provisions of this Paragraph 9 shall apply upon the occurrence of an Event of Termination (as herein defined).

     (a) As used in this Agreement, an "Event of Termination" shall mean and include any one or more of the following: (i) the termination by the Bank of the Executive's employment hereunder for any reason other than for cause (as defined in Paragraph 7 hereinabove) during the Term; or (ii) the Executive's resignation or constructive termination from the Bank's employ, upon any (A) material change in the Executive's function, duties, or responsibilities, which change would cause the Executive's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof (and any such material change shall be deemed a continuing breach of this Agreement), (B) Relocation of the principal place at which Executive's duties are to be performed to a location outside a thirty (30) mile radius around the principal location at which Executive's duties are performed immediately prior to the termination of employment, (C) material reduction in the benefits and perquisites to the Executive from those being provided as of the Effective Date of this Agreement except for any changes that are generally applicable to senior executives and key management employees or expressly contemplated by this Agreement (any such reduction to be deemed a continuing breach of this Agreement), or (D) or any other material breach of this Agreement by the Bank. Upon the occurrence of any event described in clauses (A), (B), (C) or (D) above, the Executive shall have the right to elect to terminate his employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within a reasonable period of time not to exceed, except in case of a continuing breach, four calendar months after the later of the (i) occurrence of the event giving rise to said right to elect termination or (ii) actual knowledge of such event by the Executive. In the case of a continuing breach, the Executive may give such sixty (60) days prior notice at any time. Either of Executive's sixty (60) days prior notice of his Date of Termination shall be referred to as "Notice of Termination." The date specified in Executive's Notice of Termination to the Bank of his last date of employment shall be the "Date of Termination."

     (b) Upon the occurrence of an Event of Termination, on the Date of Termination, as defined in this Paragraph 9, the Bank shall pay the Executive, or, in the event of his subsequent death, his beneficiary or beneficiaries as he may have designated, or his estate, if no beneficiary designation has been made, or if no beneficiaries survive the Executive, as severance pay or liquidated damages, or both, a sum equal to (i) the amount of Base Salary of the Executive for each year during the remaining Term of this Agreement, plus (ii) bonuses in an amount equal to the last bonus received, multiplied by the number of years remaining in the Term of this Agreement, as well as (iii) health and/or medical benefits as provided under Paragraph 6 and retirement benefits under Paragraph 6 of this Agreement, provided, however, that if the Bank is not in compliance with its minimum capital requirements or if such payments would cause the Bank's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the Bank is in capital compliance. Such health benefit payments shall be made as incurred, and such salary, bonus and retirement benefit payments shall be made in a lump sum within ten (10) days of the Date of Termination unless the Executive makes an election within ten (10) days of the Notice of Termination to have such payments made under the Bank's current payment procedures during the remaining Term of Employment under this Agreement.

     (c) The payments provided under this Paragraph 9 upon an Event of Termination shall be in lieu of any other payments or damages recoverable in any causes of action by Executive related to this Agreement. As a condition to receipt of payments hereunder, the Executive shall execute a Release and Settlement Agreement pursuant to which the Executive shall waive any and all claims resulting from employment at or termination from the Bank other than payments or benefits which are expressly provided for in this Agreement.

9.       Termination as a Result of a Change of Control.

     (a) Change of Control. For purposes of this Agreement and except as provided in Paragraph 12(c) below relating to supervisory transactions, the term "Change of Control" shall mean the occurrence of any of the following events:

     (i) Any "person" (as such term is used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), other than a trustee or other fiduciary holding securities under an employee benefit plan of Peoples or a corporation owned directly or indirectly by the shareholders of Peoples in substantially the same proportions as their ownership of stock in Peoples, becomes after the date hereof the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of the securities of Peoples representing fifty percent (50%) or more of the total voting power represented by Peoples then outstanding securities that vote generally in the election of directors ("Voting Securities");

     (ii) Any "person" (as such term is used in Section 13(d) and 14(d) of the Exchange Act), other than a trustee or other fiduciary holding securities under an employee benefit plan of Peoples or a corporation owned directly or indirectly by the shareholders of Peoples in substantially the same proportions as their ownership of stock in Peoples, becomes after the date hereof the "beneficial owner" (as defined in Rule 13 d-3 under the Exchange Act), directly or indirectly, of twenty-five percent (25%) or more of the Voting Securities of Peoples, and, within a period of twelve (12) months of such acquisition of beneficial ownership, individuals who at the beginning of such period constitute the Board of Directors of Peoples, or any new director whose election or nomination was approved by a vote of at least two-thirds of the directors of Peoples then still in office who were directors at the beginning of such period, or whose election or nomination was previously so approved, cease for any reason to constitute at least sixty percent (60%) of the directors of Peoples;

                                                                    Exhibit 10.5

                  EMPLOYMENT AGREEMENT WITH G. RICHARD GATTON

     The Employment Agreement ("Agreement") is made and entered into as of this 29th day of February, 2000, (the "Effective Date") by and among Peoples Bancorp, ("Peoples"), the holding company of First Savings Bank, A Federal Savings Bank (the "Bank"), the Bank and G. Richard Gatton ("Executive"), with reference to the following:

     WHEREAS, Executive is currently employed by the Bank, which became a wholly owned subsidiary of Peoples as a result of the merger of Three Rivers Financial Corporation, the parent of Bank, with and into Peoples, in which Peoples was the surviving corporation ("Merger");

     WHEREAS, Peoples and the Bank desire to provide for the employment of the Executive by the Bank upon closing of the Merger and in consideration of the Executive's agreement to terminate his former employment agreement with the Bank, for the period provided in this Agreement; and

     WHEREAS, the Executive is willing to commit himself to serving the Bank on the terms and conditions herein provided.

     NOW, THEREFORE, IN CONSIDERATION OF the recitals set forth above and the mutual promises, covenants, agreements, conditions and undertakings hereinafter set forth, the adequacy and receipt of which consideration is hereby acknowledged, the parties hereto agree as follows:

     1. Supersedure. This Agreement shall supersede and replace the Employment Agreement by and between the Bank and Executive dated August 23, 1995 (the "Prior Agreement"), but shall not replace or otherwise effect the Bank's Salary Continuation Agreement dated September 18, 1996 (the "Salary Continuation Plan"), except that the parties agree that the Merger shall not be deemed a "Change of Control" under the Salary Continuation Plan.

     2. Term. This Agreement shall have a term of six (6) years, commencing as of the Effective Date set forth above (the "Term"). Where used herein, "Term" shall refer to the entire period of employment of Executive by the Bank from and after the Effective Date of this Agreement, whether for the period provided above and as extended or terminated earlier as hereinafter provided.

     3. Position and Duties. (a) For the first three (3) years of the Term, Executive shall be employed on a full-time basis to serve as President and Chief Executive Officer of the Bank and perform the duties customarily performed by such officer of a savings association, including the general supervision and operation of the business and affairs of the Bank, and reporting to the applicable regulatory authorities regarding the activities of the Bank, subject to the direction of and the powers vested by law in the Board of Directors of the Bank (the "Board") and the Bank's shareholder, Peoples. Except as provided for herein, the duties and position of Executive as President and Chief Executive Officer hereunder may be changed only by the mutual written agreement of the parties hereto. If Executive Continues his full-time employment with the Bank for a period of no less than thirty (30) months following the Effective Date, the parties may mutually agree to extend Executive's full-time status for an additional 12-month period; i.e., for a total period of four (4) years following the Effective Date. If Executive continues his full-time employment with the Bank for three and one-half (3 1/2) years following the Effective Date, the parties may mutually agree to extend Executive's full-time status for a further twelve (12) month period; i.e., five (5) years following the Effective Date. Following the conclusion of his status as a full-time employee, whether or not extended beyond the first three (3) years of the Term, Executive shall perform services for the Bank in accordance with Paragraph 3(b), hereinbelow.

     (b) Commencing with the third (3rd) anniversary of the Effective Date (or upon subsequent termination of Executive's full-time status, following one or more extensions under Paragraph 3 (a), and for three (3) years thereafter or until October 3, 2007 ("Reduced Service Period"), Executive shall devote not less than twenty (20) hours per week in order to monitor the activities of the Bank and to perform such other services as are reasonably established by the Board of Directors in consultation with the Executive. Executive's non-working time during each year in the Reduced Service Period shall be spread out as evenly as possible during the year so as to ensure that he continues to appropriately monitor the activities of the Bank throughout the year. If Executive agrees to continue his full-time status for four years, the Reduced Services Period will remain at three years but will end three years after the end of the Executive's full-time status. If Executive agrees to continue his full-time status for five years, the Reduced Services Period will end on October 3, 2007.

     (c) During the Term hereof, Executive shall perform the services herein contemplated to be performed by Executive faithfully, diligently and to the best of Executive's ability in compliance with instructions and policies of the Board, the Bank's Federal Charter and Bylaws and with all applicable laws and regulations.

     4. Compensation. (a) Base Salary. For Executive's services rendered hereunder, during his full-time employment as set forth in Paragraph 3(a) hereinabove, the Bank shall pay or cause to be paid a base salary to Executive at the rate of One Hundred Four Thousand Five Hundred Dollars ($104,500) per annum, payable in conformity with the Bank's normal payroll periods and procedures. Subject to the provisions of Paragraph 11(a) hereinbelow, for each year during the Reduced Service Period, the Bank shall pay or cause to be paid a base salary to Executive at the rate of Seventy-Five Thousand Dollars ($75,000) per annum, paid in conformity with the Bank's normal payroll periods and procedures. During the Term, Executive's base salary shall be reviewed at least once every twelve (12) months and shall be increased (but not reduced) at any time, and from time to time, as shall be substantially consistent with increases in base salary generally awarded in the ordinary course of business to other executives of the Bank, provided that Executive's Base Salary shall be increased by a percentage no less than the annual increase of the cost of living index for the Detroit, Michigan metropolitan area. Any increase in base salary shall not serve to limit or reduce any other obligation to the Executive under this Agreement. The term "Base Salary" as utilized in this Agreement shall refer to base salary as so increased, or to the $75,000 (or $60,000 if Section 11(a) hereof applies) amount applicable during the Reduced Service Period.

     (b) Discretionary Bonus. In addition to Executive's Base Salary provided for under Paragraph 4(a) above, the Executive shall participate in an equitable manner with all other senior management executives of the Bank in discretionary bonuses that the Board may award from time to time to the Bank's senior management executives. No other compensation provided for in this Agreement shall be deemed a substitute for the Executive's right to participate in such discretionary bonuses.

     (c) Automobile Allowance. The Bank shall provide Executive an automobile titled in the name of the Bank with a purchase price not to exceed $30,000. The automobile currently being used by Executive shall be traded in at the time this newly acquired automobile is purchased. Executive shall select the automobile to be purchased. The Bank shall pay the cost of the insurance and the title for the automobile and shall reimburse Executive for his business use of the automobile.

     (d) Stock Awards. The Executive shall be eligible for consideration for stock option grants by Peoples pursuant to any stock option plan adopted by Peoples, for so long as Executive shall be employed by the Bank. Upon the termination of this Agreement, for any reason, Executive shall immediately become vested in any accrued but unvested options to which he may be entitled.

     (e) Other Benefits. The Executive will be eligible to participate in or receive benefits under any employee benefit plans of the Bank which are available to senior executives and key management employees of the Bank, subject to and on a basis consistent with the terms, conditions and overall administration of such plans and arrangements. Nothing paid to Executive under any such plan or arrangement will be deemed to be in lieu of other compensation to which the Executive is entitled under this Agreement.

     5. Vacation and Sick Leave. During the Term hereof, Executive shall be entitled to paid vacation and paid sick leave, the amount and term of which shall be determined in accordance with the policies of the Bank as in effect from time to time, but in no event shall the vacation period be less than five
(5) weeks per year.

     6. Group Medical, Life Insurance and Other Benefits. (a) The Executive shall participate in any plan that the Bank maintains for the benefit of its executives if the plan relates to (i) pension, profit-sharing or other retirement benefits, (ii) medical insurance or the reimbursement of medical or dependent care expenses, or (iii) other group benefits, including disability and life insurance plans. As of the Effective Date, the Executive shall be immediately vested in the health and medical benefits that are currently provided by the Bank and such benefits shall continue until Executive reaches the age of sixty-five (65) years. Such benefits shall not be affected by any termination of the Executive's employment under any provision of this Agreement. In the event the Bank enhances its health and medical benefits, the Executive shall be immediately vested in the enhanced benefits. To the extent that the commencement date of Medicare benefits is extended beyond age 65, the provisions of the Paragraph 6 shall be extended to the commencement date of such Medicare benefits, whether or not this Agreement is then in effect.

     (b) During the Term of this Agreement, the Executive shall continue to participate in the Three Rivers Financial Corporation's Retirement Plan and the Salary Continuation Plan. Unless there is a termination for cause or a voluntary early termination by Executive of either his full-time employment or employment under the Reduced Service Period, Executive shall receive additional retirement benefits from Peoples or the Bank equivalent to the amount of retirement benefits he would have received as if he had continued in the employment of the Bank continuously through the age of sixty-five (65) years, which are not otherwise paid to him under the Retirement Plan and the Salary Continuation Plan.

     7. Business Expenses. Executive shall be entitled to reimbursement by the Bank for any and all ordinary and necessary business expenses reasonably incurred by Executive in the performance of Executive's duties and in acting for the Bank during the Term of this Agreement, provided that Executive furnishes to the Bank, for review and approval by the Chairman of the Board, adequate records and other documentation as may be required for the substantiation of such expenditures as a business expense of the Bank. During the period of employment hereunder the Executive shall be entitled to an office or offices of a size and with furnishings and other appointments, and to exclusive personal secretarial and other assistance, at least equal to the most favorable of the foregoing as provided generally at any time hereafter with respect to other executives of the Bank. The Executive shall also be entitled to receive reimbursement for membership fees and/or dues in the Michigan county club, of which he is currently a member, for each year during the Term.

     8. Termination for Cause. (a) The Board may for cause terminate Executive's employment at any time during the Term of this Agreement. In such event, all rights of Executive under this Agreement shall terminate and Executive shall have no right to receive compensation or other benefits for any period after the effective date of such termination for cause. Termination for cause shall be defined as the Executive's dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement.

     (b) Notwithstanding the foregoing, no termination for cause shall be effective with respect to the Executive unless and until there shall have been delivered to him a copy of a resolution, find that in the good faith opinion of the Board of Directors of the Bank, (the "Board"), the Executive's actions and/or failure to act justifies termination for cause and specifying the particulars thereof in detail. Reasonable notice shall be provided to the Executive and he shall receive an opportunity, together with counsel, to be heard before the Board. The Executive shall not have the right to receive compensation or other benefits for any period after a termination for cause, except that he shall immediately become vested in any accrued but unvested options granted to him pursuant to any stock option plan adopted by the Bank upon his termination for cause and any other benefits previously vested or accrued shall be unaffected by such termination; including without limitation, vested and/or accrued but unvested right of the Executive under the Three Rivers Financial Corporation Retirement Plan and the Salary Continuation Plan and the benefits provided under Paragraph 6(a) of this Agreement.

9.       Events of Termination; Payments to Executive.

     The provisions of the Paragraph 9 shall apply upon the occurrence of an Event of Termination (as herein defined).

     (a) As used in this Agreement, an "Event of Termination" shall mean and include any one of more of the following: (i) the termination by the Bank of the Executive's employment hereunder for any reason other than for cause (as defined in Paragraph 8 hereinabove) during the Term; or (ii) the Executive's resignation or constructive termination from the Bank's employ, upon any (A) material change in the Executive's function, duties, or responsibilities (other than the changes contemplated by Paragraph 3(b) hereof), which change would cause the Executive's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof described in Paragraph 3 above (and any such material change shall be deemed a continuing breach of this Agreement), (B) Relocation of the principal place at which Executive's duties are to be performed to a location outside a thirty (30) mile radius around the principal location at which Executive's duties are performed immediately prior to the termination of employment, (C) material reduction in the benefits and perquisites to the Executive from those being provided as of the Effective Date of this Agreement except for any changes that are generally applicable to senior executives and key management employees or expressly contemplated by this Agreement (any such reduction to be deemed a continuing breach of this Agreement), or (D) or any other material breach of this Agreement by the Bank. Upon the occurrence of any event described in clauses (A), (B), (C) or (D) above, the Executive shall have the right to elect to terminate his employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within a reasonable period of time not to exceed, except in case of a continuing breach, four calendar months after the later of the (i) occurrence of the event giving rise to said right to elect termination or (ii) actual knowledge of such event by the Executive. In the case of a continuing breach, the Executive may give such sixty (60) days prior notice at any time. Either of Executive's sixty (60) days prior notice of his Date of Termination shall be referred to as "Notice of Termination". The date specified in Executive's Notice of Termination to the Bank of his last date of employment shall be the "Date of Termination".

     (b) Upon the occurrence of an Event of Termination, on the Date of Termination, as defined in this Paragraph 9, the Bank shall pay the Executive, or, in the event of his subsequent death, his beneficiary or beneficiaries as he may have designed, or his estate, if no beneficiary designation has been made, or if no beneficiaries survive the Executive, as severance pay or liquidated damages, or both, a sum equal to (i) the amount of Base Salary of the Executive for each year during the remaining Term of this Agreement, plus (ii) bonuses in an amount equal to the last bonus received, multiplied by the number of full-service years remaining in the Term of this Agreement, as well as (iii) health and/or medical benefits as provided under Paragraph 6(a) and retirements benefits under Paragraph 6(b) of this Agreement to the age of 65, provided, however, that if the Bank is not in compliance with its minimum capital requirements or if such payments would cause the Bank's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the Bank is in capital compliance. Such health benefit payments shall be made as incurred, and such salary, bonus and retirement benefit payments shall be made in a lump sum within ten (10) days of the Date of Termination unless the Executive makes an election within ten (10) days of the Notice of Termination to have such payments made under the Bank's current payment procedures during the remaining Term of Employment under this Agreement. Such payments shall not be reduced in the event the Executive obtains other employment following termination of employment and the Executive shall be under no duty or obligation to seek or accept other employment after the Event of Termination and shall not be required to mitigate the amount of any payments provided by this Agreement by seeking employment or otherwise.

     (c) The payments provided under this Paragraph 9 upon an Event of Termination shall be in lieu of any other payments or damages recoverable in any causes of action by Executive related to this Agreement. As a condition to receipt of payments hereunder, the Executive shall execute a Release and Settlement Agreement pursuant to which the Executive shall waive any and all claims resulting from employment at or termination from the Bank other than payments or benefits which are expressly provided for in this agreement. Vested and/or accrued but unvested rights of the Executive under the Three Rivers Financial Corporation's Retirement Plan and the Salary Continuation Plan and the benefits provided under Paragraphs 4(d) and 6(a) hereof, shall not be affected by an Event of Termination under this Agreement.

     10. Termination as a Result of a Change of Control. (a) Change of Control. For purposes of this Agreement and except as provided in Paragraph 12(c) below relating to supervisory transactions, the term "Change of Control" shall mean the occurrence of any of the following events;

     (i) Any "person" (as such term is used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), other than a trustee or other fiduciary holding securities under an employee benefit plan of Peoples or a corporation owned directly or indirectly by the shareholders of Peoples in substantially the same proportions as their ownership of stock in Peoples, becomes after the date hereof the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of the securities of Peoples representing fifty percent (50%) or more of the total voting power represented by Peoples then outstanding securities that vote generally in the election of directors ("Voting Securities");

     (ii) Any "person" (as such term is used in Section 13(d) and 14(d) of the Exchange Act), other than a trustee or other fiduciary holding securities under an employee benefit plan of Peoples or a corporation owned directly or indirectly by the shareholders of Peoples in substantially the same proportions as their ownership of stock in Peoples, becomes after the date hereof the "beneficial Owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of twenty-five (25%) or more of the Voting Securities of Peoples, and, within a period of twelve (12) months of such acquisition of beneficial ownership, individuals who at the beginning of such period constitute the Board of Directors of Peoples, or any new director whose election or nomination was approved by a vote of at least two-thirds of the directors of Peoples then still in office who were directors at the beginning of such period, or whose election or nomination was previously so approved, cease for any reason to constitute at least sixty percent (60%) of the directors of Peoples;

     (iii) The merger or consolidation of Peoples with any other corporation, other than a merger or consolidation in which the shareholders of Peoples immediately prior thereto continue to own, directly or indirectly, Voting Securities representing at least seventy-five percent (75%) of the total voting power of the entity surviving such merger or consolidation; or

     (iv) The complete liquidation of Peoples or the Bank or sale or disposition by Peoples or the Bank (in one transaction or a series of transactions) of all or substantially all of Peoples or the Bank's assets.

     (b)  Severance  Payment.  If  Executive's   employment  with  the  Bank  is
terminated as a result of a Change of Control of Peoples, Executive shall be entitled to receive as his sole and exclusive remedy a severance payment equal to 2.99 years of Executive's Base Salary, as provided for in Paragraph 3(a) of this Agreement, plus the amount of any bonus compensation earned by Executive during the 2.99 years immediately preceding the Change of Control, health benefits under Paragraph 6(a) and retirement benefits under Paragraph 6(b), both of which shall be received until Executive reaches the age of 65, as well as rights to any vested or accrued but unvested options, less any amounts required to be deducted by the Bank for federal and state taxes or other applicable requirements. The severance payment hereunder shall be paid to Executive upon the effectiveness of Executive's termination of employment from the Bank and the termination of this Agreement. In the event a severance payment is paid to Executive under this Paragraph 10(b), this Agreement shall be terminated and the Bank shall have no further obligation to Executive under this Agreement, except as provided herein.

     (c) Upon the occurrence of a Change in Control, the Executive will be entitled to any benefits granted to him pursuant to any stock option or any other benefit plan of the Bank whether or not such benefits have vested in accordance with Paragraph 4(d). Vested and/or accrued but unvested rights of Executive under the Bank's Retirement Plan, the Retirement Plan of the Three Rivers Financial Corporation, the Salary Continuation Plan or any supplemental plan, and Executive's health and/or medical benefits provided under Paragraph 6(a) of this Agreement shall not be affected by a Change in Control.

     (d) Notwithstanding the preceding paragraphs of this Paragraph 10, the payments or benefits to be made or afforded to Executive under this Agreement when aggregated with any other "golden parachute" amounts (defined under Section 280G of the Internal Revenue Code of 1986, as amended (the "Code") as compensation that becomes payable or accelerated due to a Change in Control payable under any other plans, agreements or policies of Peoples or the Bank, shall be reduced to the highest amount permissible under Sections 280G and 4999 of the Code before the Executive becomes subject to the excess parachute payment excise tax under Section 4999 of the Code and Peoples or the Bank loses all or part of its compensation deduction for such payments. The allocation of the reduction required hereby among the benefits to which the Executive is entitled shall be determined by the Executive.

     (e) Compliance with Law and Regulation. The parties hereto expressly acknowledge and agree that any payments made to Executive pursuant to this Agreement or otherwise are subject to and conditioned upon compliance with 12 U.S.C. Section 1828(k) and any regulations promulgated thereunder.

11.      Other Termination.

     (a) Termination By Executive.  At any time after the expiration of eighteen
(18) months following the Effective Date, the Executive shall have the right to terminate his full-time employment with the Bank and continue employment with the Bank in accordance with Section 3 (b), hereinabove. Notwithstanding any provision to the contrary herein, should Executive exercise his right to terminate his full-time employment prior to the conclusion of three (3) years following the Effective Date, Executive's Base Salary shall be Sixty Thousand Dollars ($60,000) per annum for the Reduced Services Period for the remainder of the Term. Notwithstanding any provision to the contrary herein contained, during the Term of this Agreement, the Executive shall have the right to terminate this Agreement and his employment hereunder with no further obligation to the Bank, upon thirty (30) days notice to the Bank. Upon termination by the Executive, he shall be paid the compensation provided under Paragraph 4 (a) of this Agreement only through the effective date of such termination and will not be entitled to any further accruals of retirement benefits, except that any accrued but unvested options granted to Executive pursuant to any stock option plan adopted by the Bank will vest immediately upon the effective date of termination, Executive shall be entitled to receive the health and medical benefits accruing to Executive as set forth in Paragraph 6 (a) until he reaches the age of 65 years and Executive shall be entitled to receive all benefits pursuant to the terms of any applicable welfare benefit plans as set forth in this Agreement.

     (b) Disability. In the event that Executive shall fail, because of illness, incapacity or injury, to render the services contemplated by this Agreement for three (3) consecutive calendar months, or for shorter periods aggregating four
(4) months in twelve (12) month period, Executive's employment hereunder may be terminated by written notice from the Bank to Executive. In the event that Executive's employment is terminated under this Paragraph 11 (b), Executive shall receive the difference between any disability payments provided by the

Bank's insurance plans and his Base Salary as set forth in Paragraph 4 (a) hereof which he would have received during the remaining Term of this Agreement, plus the amount of any bonus compensation payable to Executive under Section 4
(b) hereof for any number of full-service years remaining in the Term of this Agreement, prorated as appropriate. Such termination shall not effect any rights which Executive may have pursuant to any insurance or other death benefit, retirement or stock award plans or arrangements of the Bank, or any stock option plans or options thereunder, which rights shall continue to be governed by the provisions of such plans and arrangements. No termination for disability shall effect Executive's right to receive health and/or medical benefits until he reaches the age of 65 years.

     (c) Death. If Executive's employment is terminated by reason of Executive's death, this Agreement shall terminate without further obligations of the Bank to Executive (or Executive's heirs or legal representatives) under this Agreement, other than for payment of (i) Executive's Base Salary which he was receiving at the time of death, prorated through the date of termination; (ii) the amount of any bonus compensation payable to Executive at the time of his death under
Section 4 (b) above, prorated through the date of termination; (iii) any compensation previously deferred by Executive; (iv) any accrued vacation and/or sick leave pay; (v) any vested and/or accrued but unvested rights in any stock options and (vi) any amounts due pursuant to the terms of any applicable welfare benefit plan. All of the foregoing amounts shall be paid to Executive's estate or beneficiary, as applicable, in a lump sum in cash within thirty (30) days after the date of termination or earlier as required by applicable law.

12. Regulatory Provisions.

     (a) Suspension and Removal Orders. If Executive is suspended and/or temporarily prohibited from participating in the conduct of the Bank's affairs by notice served under Section 8 (e) (3) or 8 (g) (1) of the Federal Deposit Insurance Act (12 U.S.C. Section 1818 (e) (3) and (g) (1)), the Bank's obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Bank may in its discretion: (i) pay Executive all or part of the compensation withheld while its obligations under this Agreement were suspended; and (ii) reinstate (in whole or in part) any of its obligations which were suspended. If Executive is removed and/or permanently prohibited from participating in the conduct of the Bank's affairs by an order issued under
Section 8 (e) (4) or 8 (g) (1) of the Federal  Deposit  Insurance Act (12 U.S.C.
Section 1818 (e) (4) or (g) (1)), all obligations of the Bank under this Agreement shall terminate as of the effective date of the order, but vested rights of the parties shall not be effected.

     (b) Termination by Default. If the Bank is in default (as defined in Section 3 (x) (1) of the Federal Deposit Insurance Act (12 U.S.C. Section 1813
(x) (1)), all obligations under this Agreement shall terminate as of the date of default, but vested rights of the parties shall not be affected.

     (c) Supervisory Assistance or Merger. All obligations under this Agreement shall be terminated, except to the extent that it is determined that continuation of the Agreement is necessary for the continued operation of the
Bank: (i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee, at the time that the Federal Deposit Insurance Corporation or the Office of Thrift Supervision enters into an agreement to provide assistance to or on behalf of the Bank under the authority contained in
Section 13 (c) of the Federal  Deposit  Insurance  Act (12 U.S.C.  Section  1823
(c)); or (ii) by the Director or his or her designee, at the time that the Director or his or her designee approves a supervisory merger to resolve problems related to the operation of the Bank or when the Bank is in an unsafe or unsound condition. All rights of the parties that have already vested, however, shall not be effected by such action.

     13. Disclosure or Use of Trade Secrets/Non-Compete Agreement. During the Term hereof, Executive will have access to and become acquainted with what Executive and the Bank acknowledge are trade secrets of the Bank. Executive shall not use or disclose any trade secrets or, directly or indirectly, cause them to be used or disclosed in any manner, during the Term hereof or for a period of one (1) year after the termination of this Agreement, except as may be required or requested by the Bank, by court order or under applicable law or regulation. While Executive is employed by the Bank and for a period of one year after termination of Executive's employment by the Bank for cause or by the Executive, Executive shall not directly or indirectly engage in any bank or bank-related business which competes with the business of the Bank as conducted during Executive's employment by the Bank for any financial institution, including, but not limited to, banks, savings associations and credit unions within a 50-mile radius of Three Rivers, Michigan.

     14. Return of Documents. Executive expressly agrees that all manuals, documents, files, reports, studies or other materials used and/or developed by Executive for the Bank during the Term of this Agreement or prior thereto while Executive was employed by the Bank are solely the property of the Bank, and that Executive has no right, title or interest therein. Upon termination of this Agreement, Executive or Executive's representative shall promptly deliver possession of all such materials (including any copies thereof) to the Bank.

     15. Notices. All notices, demands or other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered in person, or sent by United States mail, certified or registered, with return receipt requested, if to Executive, addressed to Executive at the last residence address of Executive as shown in the records of the Bank, and if to the Bank, addressed to the Chairman of the Board at the Bank's principal office.

     16. Governing Law and Jurisdiction. This Agreement shall be governed by and interpreted in accordance with the laws of the State of Michigan. Each of the parties hereto consents to the jurisdiction of the Michigan or federal courts, as the case may be, for the enforcement of this Agreement and matters pertaining to the transactions and activities contemplated hereby.

     17. Attorneys' Fees. In the event that a dispute arises with respect to this Agreement, the prevailing party in such dispute shall be entitled to recover all expenses, including, without limitation, reasonable attorneys' fees, incurred in connection with such dispute.

     18. Benefit of Agreement. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and assigns; provided, however, that executive may not assign any interest in this Agreement without the prior written consent of the Bank.

     19. Captions. Captions and paragraph heading used in this Agreement are for convenience only and shall not be used in interpreting or construing this Agreement.

     20. Entire Agreement. This Agreement contains the entire agreement of the parties with respect to the employment of Executive by the Bank, and it expressly supersedes any and all other agreements, either oral or written, relating thereto.

     21. Severability. Should any provision of this Agreement for any reason be declared invalid, void or unenforceable by a court of competent jurisdiction, the validity and binding effect of any remaining portions of this Agreement shall remain in full force and effect as if this Agreement had been executed with such invalid, void or unenforceable provisions eliminated; provided, however, that the remaining provisions still reflect the intent of the parties to this Agreement.

     22. Amendments. This Agreement may not be amended or modified except by a written agreement signed by Executive and the Bank. This Agreement and any amendment thereof may be executed in counterparts.

                                                                      Exhibit 13
                          Annual Report to Shareholders



                                TABLE OF CONTENTS


FINANCIAL REVIEW

    Five Year Summary of Selected Financial Data                               2

    Management's Discussion and Analysis                                       3

    Statement of Management's Responsibility                                  12

    Independent Accountants' Report                                           13

    Consolidated Balance Sheets                                               14

    Consolidated Statements of Income                                         15

    Consolidated Statements of Stockholder's Equity                           16

    Consolidated Statements of Cash Flows                                     17

    Notes to Consolidated Financial Statements                                18

               Selected Consolidated Financial Data of the Company


                                                           September 30
                                ---------------------------------------------------------------
                                     2004        2003         2002         2001        2000
                                ------------ ------------ ------------ ------------ ------------
Financial Condition Data:
Total assets                    $491,445,300 $502,920,006 $506,460,255 $479,412,813 $459,908,211
Loans receivable, net            360,454,908  356,953,361  385,019,764  403,627,702  390,435,094
Investments and other
   interest-earning assets       109,254,698  122,104,691   97,439,040   53,306,663   44,651,407
Deposits                         370,824,854  380,115,884  379,936,471  368,479,589  352,855,715
Borrowed funds                    53,421,460   56,749,653   62,292,774   49,476,688   47,182,393
Stockholders' equity              64,991,560   63,924,854   60,846,197   58,053,551   57,299,548

                                                    For Year Ended September 30
                                ---------------------------------------------------------------
                                     2004        2003         2002         2001         2000
                                ------------ ------------ ------------ ------------ ------------
Operating Data:
Interest income                 $ 26,866,634 $ 29,748,296 $ 33,365,200 $ 35,560,673 $ 30,425,367
Interest expense                  10,335,942   12,147,419   15,704,094   19,761,387   16,327,846
                                ------------ ------------ ------------ ------------ ------------
Net interest income               16,530,692   17,600,877   17,661,106   15,799,286   14,097,521
Provision
  for losses on loans                40,374       537,181      347,862      353,936      159,869
                                ------------ ------------ ------------ ------------ ------------
Net interest income
   after provision
   for losses on loans            16,490,318   17,063,696   17,313,244   15,445,350   13,937,652
Other income                       1,646,944    2,713,522    2,205,742    1,804,949    1,280,830
Other expenses                    11,411,108   11,032,427   10,656,380    9,689,079    7,770,839
                                ------------ ------------ ----------- ------------ -------------
Income before income taxes         6,726,154    8,744,791    8,862,606    7,561,220    7,447,643
Income tax expense                 1,991,957    2,995,486    3,457,625    2,873,175    2,899,689
                                ------------ ------------ ----------- ------------ -------------
Net income                      $  4,734,197 $  5,749,305 $  5,404,981  $ 4,688,045 $  4,547,954
                                ============ ============ ============ ============ ============
Basic earnings per share               $1.40        $1.67        $1.56        $1.33        $1.33
                                ============ ============ ============ ============ ============
 Diluted earnings per share            $1.39        $1.66        $1.56        $1.32        $1.32
                                ============ ============ ============ ============ ============
Dividends per common share             $0.69        $0.65        $0.61        $0.57        $0.53
                                ============ ============ ============ ============ ============
Other Data:
Average yield
   on interest-earning assets          5.68%        6.21%        7.25%        8.04%        8.20%
Average cost
   of interest-bearing liabilities     2.39         2.76         3.69         4.82         5.06
                                ------------ ------------ ------------ ------------ ------------
Interest rate spread                   3.29%        3.45%        3.56%        3.22%        3.14%
                                ============ ============ ============ ============ ============

Number of full service banking offices   15           15           15           14           14
Return on assets (net income divided by
   average total assets)               0.95%        1.14%        1.11%        0.99%        1.20%
Return on equity (net income divided
   by average total equity)            7.41%        9.19%        9.14%        8.17%        8.66%
Dividend payout ratio
   (dividends per common share divided by
   net income per common share)       49.29%       38.92%       39.10%       42.86%       39.85%
Equity to assets ratio (average total equity
   divided by average total assets)   12.87%       12.39%       12.15%       12.17%       13.53%



                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Forward Looking Statements

     This Annual Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief, outlook, estimate or expectations of Peoples Bancorp (the "Company"), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this report are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this report identifies important factors that could cause such differences. These factors include changes in interest rates, loss of deposits and loan demand to other financial institutions, substantial changes in financial markets, changes in real estate values and the real estate market, regulatory changes, unanticipated conversion expenses, increases in compensation and employee expenses, or unanticipated results in pending legal proceedings.

Overview

     Peoples Bancorp had net income of $4,734,197 or $1.40 basic earnings per share for the year ended September 30, 2004. Several factors combined to reduce earnings from the prior year's record level of $1.67 per share. As interest rates began to rise this year, fewer borrowers were refinancing mortgage loans. Since many of these loans had already been refinanced in the prior year, interest income was reflected at the lower rates. As deposit products reprice at higher rates, the net interest margin begins to be compressed. Also, fewer refinancings lead to fewer loan sales, reducing the gains on these sales, and further reducing income. Management is aware of these pressures on income, and expects them to continue in the coming year. As many consumers now have very low interest mortgage loans, prepayments will probably slow down, and demand for new loans will stay slow. This slower loan demand may depress loan sales, and further reduce gains recognized on loan sales.

     To offset these negative pressures on earnings, the Company will continue to closely monitor costs. The Check Clearing for the 21st Century Act (Check 21) offers potential cost savings in the processing of check products by presenting electronic images rather than actual paper checks. This eliminates the need to transport paper items from place to place, and increases the efficiency of the process. The Company has made a significant investment in equipment to take full advantage of Check 21.

     Several branch facilities have been updated during the past year to better serve customers. An ATM machine was added at the Peoples Federal Avilla, IN office for a total of eight machines in the Peoples network. Internet banking/bill pay was also implemented this year to give customers 24/7 accesses to accounts and information. Data Warehouse software has been added in order to better identify customer needs to allow management to more closely monitor customer's accounts. Management believes the combination of new technology with excellent customer service will position the Company for continued success in the future.

Critical Accounting Policies

     The notes to the consolidated financial statements contain a summary of the Company's significant accounting policies presented on pages 18-39 of the annual report for fiscal year 2004. Certain of these policies are important to the portrayal of the Company's financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are significant and inherently uncertain. Management believes that it's critical accounting policies include determining the allowance for loan losses ("ALL") and accounting for goodwill.

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

     Credits are evaluated individually based on degree of delinquency and/or identified risk ratings of special mention or worse. Credits with delinquency levels of less than 60 days and risk ratings of satisfactory/monitor or better, are reviewed in the aggregate. Percentage factors applied to individual credits are based on risk rating, the type of credit and estimated potential losses in the event liquidation becomes necessary. Percentage factors applied to loans reviewed in the aggregate are based solely on the type of credit. Anticipated losses on loans transferred to real estate owned are recognized immediately upon recording the asset.

     The ALL also includes a component based on management's assumptions of changes in risk in non-quantifiable areas such as market conditions, property values, employment conditions and perceived changes in overall portfolio quality due to changes in concentration, underwriting changes and both national and regional trends.

     External factors such as increases in unemployment, regional softness in property values and increasing national numbers in bankruptcy and internal factors such as the continuing increase in the commercial loan portfolio, increasing unsecured delinquency and charge offs may result in larger losses in

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     current economic conditions. Charge-offs have remained stable over the last five years at $100-$200 thousand, with the exception of 2003 when a large charge-off was taken on a commercial loan caused by fraud on the part of the borrower. Management feels they have done a good job of identifying specific risks in the portfolio, however, as in the case of the commercial loan charge-off, fraud on the part of borrowers can not always be anticipated by the Banks. Changes in loan concentration, delinquency and portfolio are addressed through the variation in percentages used in calculating the ALL for various types of credit as well as individual review of "high risk" credits and large loans.

Accounting for Goodwill

     Goodwill is no longer amortized by the Company but instead is tested annually for impairment. The impairment testing involves estimating the implied fair value of the goodwill and comparing to the carrying amount. If the implied fair value is less than the carrying value, goodwill impairment is indicated and goodwill is written down to the implied fair value.

General

     The Company is an Indiana corporation organized in October 1990 to become the thrift holding company for Peoples Federal Savings Bank ("Peoples"). Effective February 29, 2000 the Company purchased Three Rivers Financial Corp. and its wholly owned subsidiary, First Savings Bank ("First Savings"). The Company is the sole stockholder of Peoples and First Savings ("collectively Banks"). Peoples conducts business from its main office in Auburn and in its eight full service offices located in Avilla, Columbia City, Garrett, Kendallville, LaGrange, Topeka, and Waterloo Indiana. Peoples offers a full range of retail deposit services and lending services to northeastern Indiana. First Savings conducts business from its main office in Three Rivers, Michigan and its five full service offices in Three Rivers, Schoolcraft and Union, Michigan and Howe and Middlebury, Indiana. The Company's primary business activity is being the holding company for Peoples and First Savings.

     The Company's earnings are primarily dependent upon the earnings of the Banks. Historically, the principal business of savings banks, including Peoples and First Savings, has consisted of attracting deposits from the general public and making loans secured by residential real estate. The Banks' net earnings are contingent on the difference or spread between the interest earned on their loans and investments and the interest paid on its consumer deposits and borrowings. Prevailing economic conditions, government policies, regulations, interest rates, and local competition also significantly affect the Banks.

     Interest income is a function of the balance of loans and investments outstanding during a given period and the yield earned on such loans and investments. Interest expense is a function of the amounts of deposits and borrowings outstanding during the same period and the rates paid on such deposits and borrowings. The Banks' earnings are also affected by gains and losses on sales of loans and investments, provisions for loan losses, service charges, income from subsidiary activities, operating expenses and income taxes.

     On a yearly basis, the Company updates its long-term strategic plan. This plan includes, among other things, the Company's commitment to maintaining a strong capital base and continuing to improve the organization's return on assets through asset growth and controlling operating expenses. Continued careful monitoring of interest rate risk is also cited as an important goal. As a result, continued origination of short-term consumer and installment loans, prime plus equity loans, adjustable rate mortgage loans, and fixed-rate real estate loans with original terms of 15 years or less are emphasized.

     The   following   table   sets   forth   the   weighted-average   yield  on
interest-earning assets and the weighted-average rate on interest-bearing liabilities for the years ending September 30, 2004, 2003, and 2002.

                                       September 30
                                   ----------------------
                                   2004     2003   2002
                                   ------  ------- ------
Weighted average interest rate on:
    Loans                          6.44%   7.09%   7.88%
    Securities                     3.31    3.69    4.57
    Other interest-earning assets  2.49    2.03    3.04
    Combined                       5.68    6.21    7.25
Weighted average cost of:
    NOW and savings deposits       0.73    0.86    1.59
    Certificates of deposit        2.91    3.42    4.68
    Borrowings                     5.41    5.36    5.71
    Combined                       2.39    2.76    3.69
Interest rate spread               3.29    3.45    3.56
Net yield on weighted average
     interest-earning assets       3.49    3.67    3.83

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     The   following   table   sets   forth   the   weighted-average   yield  on
interest-earning assets and the weighted-average rate of interest-bearing liabilities at September 30, 2004, 2003 and 2002.


                                            At September 30
                                      ------------------------------
                                        2004       2003      2002
                                      ---------  ---------  --------
Weighted average interest rate on:
   Loans                               6.38%      6.69%      7.46%
   Securities                           3.36       3.13      4.14
   Other interest-earning assets        3.95       1.78      3.72
   Combined                             5.70       5.69      6.76
Weighted average cost of:
   NOW and savings deposits             0.76       0.76      1.87
   Certificates of deposit              2.96       2.99      5.49
   Borrowings                           5.43       5.52      4.65
   Combined                             2.41       2.48      4.08
Interest rate spread                    3.29       3.21      2.68


Asset and Liability Management

     The Banks, like other savings banks, are subject to interest rate risk to the degree that their interest-bearing liabilities, primarily deposits with short and medium-term maturities, mature or reprice more rapidly than its interest-earning assets. Although having liabilities that mature or reprice more frequently on average than assets will be beneficial in times of declining interest rates, such an asset/liability structure will result in lower net income during periods of rising interest rates, unless offset by other factors such as noninterest income.

     Historically, all of the Banks' real estate loans were made at fixed rates. More recently, the Banks have adopted an asset and liability management plan that calls for the origination of residential mortgage loans and other loans with adjustable interest rates, the origination of 15-year or less residential mortgage loans with fixed rates, and the maintenance of investments with short to medium terms.

     The OTS issued a regulation, which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes (discussed below). Institutions that do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. Under the regulation, institutions that must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk-based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets.

     Presented below, as of September 30, 2004 and 2003, is an analysis performed by the OTS of Peoples' interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 200 basis points and down 100 basis points. At September 30, 2004 and 2003, 2% of the present value of Peoples' assets were approximately $7.8 million and $8.0 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 100 basis point decrease) was $10.3 million at September 30, 2004 and $5.5 million at September 30, 2003, Peoples Federal would have been required to make a deduction from its total capital available to calculate its risk based capital requirement at September 30, 2004 and 2003 if the OTS's regulation had been enacted.


                          Peoples Federal Savings Bank
                   Interest Rate Risk As of September 30, 2004
                             (dollars in thousands)
   Changes              Market Value
  in Rates   $ Amount    $ Change     % Change    NPV Ratio    Change
---------------------------------------------------------------------------
+300 bp       37,608     (17,540)        -32%      10.40%        (381)
+200 bp       44,829     (10,319)        -19%      12.06%        (215)
+100 bp       50,731      (4,417)         -8%      13.32%         (88)
   0 bp       55,148           -            -      14.20%           -
-100 bp       55,199          51           0%      14.10%         (11)


                          Peoples Federal Savings Bank
                   Interest Rate Risk As of September 30, 2003
                             (dollars in thousands)
   Changes               Market Value
 in Rates     $ Amount    $ Change     % Change    NPV Ratio    Change
---------------------------------------------------------------------------
+300 bp       42,468     (11,450)        -21%       0.11%         (224)
+200 bp       48,414      (5,503)        -10%      12.57%         (97)
+100 bp       52,878      (1,039)         -2%      13.45%         (10)
   0 bp       53,918           -            -      13.55%           -
-100 bp       54,222         305           1%      13.48%          -7

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

     The following, as of September 30, 2004 and 2003, is the same analysis performed by the OTS of First Savings' interest rate risk. At September 30, 2004 and 2003, 2% of the present value of First Savings' assets were approximately $2.4 million and $2.5 million. The interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $.9 million at September 30, 2004, and $.02 million at September 30, 2003. At September 30, 2004 and 2003, 2% of the present value of First Savings assets exceeded the 200 basis point decrease of $.9 million and $.6 million, therefore no reduction of capital would be required.

                               First Savings Bank
                   Interest Rate Risk As of September 30, 2004
                             (dollars in thousands)
   Changes                Market Value
  in Rates     $ Amount    $ Change     % Change    NPV Ratio    Change
---------------------------------------------------------------------------
+300 bp       15,153      (2,015)        -12%      13.32%        (106)
+200 bp       16,242        (927)         -5%      14.01%         (37)
+100 bp       16,908        (260)         -2%      14.35%          (2)
   0 bp       17,168           -           -       14.38%           -
-100 bp       16,850        (319)         -2%      13.97%         (40)


   First Savings Bank
   Interest Rate Risk As of September 30, 2003
 (dollars in thousands)
   Changes                 Market Value
  in Rates     $ Amount    $ Change     % Change    NPV Ratio    Change
---------------------------------------------------------------------------
+300 bp       14,284        (643)         -4%      12.02%          (3)
+200 bp       14,904         (22)          0%      12.34%          29
+100 bp       15,101         175           1%      12.33%          28
   0 bp       14,927           -            -      12.05%           -
-100 bp       14,404        (523)         -4%      11.51%         (54)


     In evaluating the Banks' exposure to interest rate risk, certain shortcomings, inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. As a result, the actual effect of changing interest rates may differ from that presented in the foregoing tables.

 Loans, Non-performing Assets and Summary of Loan Loss Experience

     The following table presents the composition of the loan portfolio at September 30, 2004 and September 30, 2003 (in thousands):

                                   September 30, 2004         September 30, 2003
                              --------------------------------------------------
TYPE OF LOAN                   AMOUNT  ercent of Total   AMOUNT Percent of Total
                              -------- --------------- -------- ----------------
Residential:                         (Dollars in thousands)
     Single family units      $288,452      78.8%      $301,265      82.7%
     2-4 family units            1,550       0.4%         1,797       0.5%
     Over 4 family units         2,401       0.7%         2,593       0.7%
Home Equity Lines of Credit     23,227       6.3%        19,922       5.5%
Commercial real estate          22,447       6.1%        14,750       4.1%
Land acquisition and
     development                 1,683       0.5%         1,480       0.4%
Consumer and other loans        25,558       7.0%        21,826       6.0%
Loans on deposits                  675       0.2%           521       0.1%
                              -------- --------------- -------- ----------------
                               365,993     100.0%       364,154     100.0%
                              -------- --------------- -------- ----------------
Less:
Undisbursed portion
     of loans                    2,440                    3,467
Deferred loan fees and
     discounts                   1,434                    1,623
                              --------                 --------
                                 3,874                    5,090
                              --------                 --------
Total loans receivable         362,119                  359,064
Allowance for losses
     on loans                    1,958                    2,111
                              --------                 --------
Net loans                     $360,161                 $356,953
                              ========                 ========

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     Non-performing assets at September 30, 2004 and 2003 are as follows (in thousands):

                                        September 30, 2004    September 30, 2003
Non-accruing loans                            $   493               $ 1,127
Loans contractually past due 90 days
     or more other than nonaccruing                26                    90
Real estate owned (REO)                           940                   854
Restructured loans                                922                   640
                                          ------------          ------------
                                              $ 2,381               $ 2,711
                                          ============          ============


     It is the Company's policy to carry REO at net realizable value. After repossession, appraised value is reduced for estimated repair and selling costs, and the net amount is the carrying value of the property. Any changes in estimated realizable value after the initial repossession, are charged to a specific loss reserve account for REO. The decrease in non-accrual loans since September 30, 2003 is primarily from the 1 to 4 family portion of the loan portfolio, and management believes the decrease has been appropriately considered in determining the adequacy of the allowance for loan losses at September 30, 2004. There have been no significant changes in potential problem loans since September 30, 2003. Net charge-offs for the years ended September 30, 2004 and 2003 were $192,751 and $543,635, respectively. Net charge-offs were above average last year due a large loss on one commercial loan.

     The allowances for loan and real estate owned losses represent amounts available to absorb losses inherent in the portfolio. Such allowances are based on management's continuing review of the portfolios, historical charge-offs, current economic conditions, and such other factors, which in management's
judgment  deserve  recognition  in  estimating  losses.  In  addition,   various
regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowances based on their judgment about the information available to them at the time of their examination. Provisions for losses are charged to earnings to bring the allowances to levels considered necessary by management. Losses are charged to the allowances when considered probable, or in the case of REO, at the time of repossession or when additional impairment is identified. Overall, the general composition of the loan portfolio has remained similar to the prior year with no significant shift of risk between components of the loan portfolio that would impact the calculation of the allowance for loan losses. Net charge-offs for the last five years have remained consistently at $100-$200 thousand, with the exception of 2003. The charge-off figure for 2003 was higher than normal due to a large commercial loan that was charged off. This charge-off had not been identified during the normal loan review process as a potential loss due to fraud on the part of the borrower. Management believes that the allowances are adequate to absorb known and inherent losses in the portfolios. No assurance can be given, however, that economic conditions which may adversely affect the Company's markets or other circumstances, such as the aforementioned fraud, will not result in future losses in the portfolios.

    Interest Income

     Net interest income decreases during periods when the spread is narrowed between the Company's weighted-average rate at which new loans are originated and its weighted-average cost of liabilities. In addition, the Company's ability to originate and sell mortgage loans is affected by market factors such as interest rates, competition, consumer preferences, the supply of and demand for housing, and the availability of funds.

     The following table sets forth the weighted-average yields earned on the Company's assets and the weighted-average rate paid on deposits and borrowings.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                                                Years ended September 30
                                                                 (Dollars in Thousands)
                                 -----------------------------------------------------------------------------------------
                                               2004                          2003                          2002
                                 ---------------------------- -----------------------------  -----------------------------
                                   Average   Interest            Average   Interest             Average   Interest
                                 Outstanding  Earned/ Yield/  Outstanding   Earned/  Yield/  Outstanding   Earned/  Yield/
                                   Balance     Paid    Rate     Balance      Paid     Rate     Balance      Paid     Rate
--------------                   ----------- -------- ------- ----------- --------- -------  -----------  --------- ------
Interest-earning assets:
  Loans(1)                        $361,821    $23,313   6.44%  $372,071     $26,376   7.09%      $384,317  $30,268   7.88%
  Investment securities(2)          94,575      3,135   3.31     72,112       2,661   3.69         51,022    2,334   4.57
  Other interest-earning assets     16,829        419   2.49     34,942         711   2.03         25,033      763   3.04
                                 ----------- --------         ----------  ---------          ------------ ---------
  Total interest-earning assets    473,225     26,867   5.68    479,125      29,748   6.21        460,372   33,365   7.25
                                             --------                    ----------                       ---------
Allowance for loan losses           (2,045)                      (2,114)                           (1,855)
Other assets                        27,681                       27,679                            28,327
                                 -----------                  ----------                     -------------
Total Assets                      $498,861                     $504,690                          $486,844
                                 ===========                  ==========                     =============

Interest-bearing liabilities:
   NOW and savings deposits       $167,450     $1,218   0.73   $160,789      $1,377   0.86       $153,733   $2,445   1.59
   Certificates of deposit         209,004      6,075   2.91    218,365       7,479   3.42        222,767   10,435   4.68
   Borrowings                       56,266      3,043   5.41     61,392       3,291   5.36         49,457    2,824   5.71
                                 ----------- --------         ----------  ---------          ------------- --------
Total interest-bearing liabilitie  432,720     10,336   2.39    440,546      12,147   2.76        425,957   15,704   3.69
                                             --------                     ---------                        --------
Other liabilities                    2,217                        1,602                              1,743
Stockholders' equity                63,924                       62,542                             59,144
                                 -----------                  -----------                    --------------
Total Liabilities and
     Stockholders' equity         $498,861                     $504,690                           $486,844
                                 ===========                  ===========                    ==============

Net interest income/spread                    $16,531   3.29                $17,601   3.45                 $17,661   3.56
                                              =======                     =========                        ========
Net yield on interest earning assets                    3.49%                         3.67%                          3.83%

(1) Average balances include nonaccrual balances.
(2) Yield on investment securities is computed based on amortized cost.


     The Company has supplemented its interest income through purchases of investment securities when appropriate. Such investments include U. S. Government securities, including those issued and guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), and the Government National Mortgage Association ("GNMA"), and state and local obligations. This activity (a) generates positive interest rate spreads on large principal balances with minimal administrative expense; (b) lowers the credit risk of the Banks' loan portfolios as a result of the guarantees of full payment of principal and interest by FHLMC, FNMA, and GNMA;
(c) enables the Banks to use securities as collateral for financings in the capital markets; and (d) increases the liquidity of the Banks.

     In addition to changes in interest rates, changes in volume can have a significant effect on net interest income. The following table describes the extent to which changes in interest rates and changes in volume of interest related assets and liabilities have affected the Banks' interest income and expense for the periods indicated. For the purposes of this table, changes attributable to both rate and volume, which cannot be separated, have been allocated proportionately to the change due to volume and the change due to rate. Tax-exempt income was calculated using actual rates and not adjusted for the tax effects.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


                                           Years ended September 30,
                             ---------------------------------------------------
                                   2004 vs 2003              2003 vs 2002
                             -------------------------- ------------------------
                                  Increase                  Increase
                                 (Decrease)                (Decrease)
                                  Due to     Total        Due to         Total
                             ---------------- Increase  --------------  Increase
                             Volume    Rate  (Decrease) Volume  Rate  (Decrease)
                             ------- -------- --------- ------ -------- --------
Interest income from:
Loans                        (708)  $(2,355)  $(3,063) $(939) $(2,953)  $(3,892)
Investment securities         682      (208)      474    525     (198)      327
Other interest-earning assets(658)      365      (293)    71     (123)      (52)
                             ------  -------- --------- ------ -------- --------
Total interest income        (684)   (2,198)   (2,882)  (343)  (3,274)   (3,617)
                             ------  -------- --------- ------ -------- --------
Interest expense from:
NOW and savings deposits       60      (220)     (160)   118   (1,186)   (1,068)
Certificates of deposit      (313)   (1,091)   (1,404)  (202)  (2,754)   (2,956)
Borrowings                   (280)       32      (248)   626     (159)      467
                            ------  -------- --------- ------ -------- ---------
Total interest expense       (533)   (1,279)   (1,812)   542   (4,099)   (3,557)
                            ------  -------- --------- ------ -------- ---------
Net interest income(expense)$(151)  $  (919)  $(1,070) $(885) $   825   $   (60)
                            ======  ======== ========= ====== ======== =========

Operating Expense

     While operating expenses have increased, the increases have been due in large part to the expansion of the Company's operations. The increases are service related and consist of occupancy and equipment expense for remodeling of branches, and conversion of First Savings to the same service bureau used by Peoples. Operating expenses, as a percentage of the Company's total assets were 2.32%, 2.19%, and 2.10% for fiscal years ended September 30, 2004, 2003, and 2002, respectively.

     The Company continuously seeks to reduce operating expenses. In this regard, the budget committee of the Board of Directors monitors the Company's current operating budget on at least a quarterly basis to ascertain that expense levels remain within projected ranges and to establish competitive, as opposed to aggressive, rates for the Company's various deposit accounts. The Company's efforts to contain operating expense also include underwriting policies that attempt to reduce potential losses and conservative expansion of personnel.

Liquidity and Capital Resources

     The standard measure of liquidity for savings banks is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings and borrowings due within one year. Liquid assets consist of cash and eligible investments, which include certain United States Treasury obligations, securities of various federal agencies, certificates of deposit at insured banks, federal funds, and bankers' acceptances. At September 30, 2004, Peoples had liquid assets of $23,910,523. This represents a ratio of liquid assets to total assets of 6.45%. First Savings had liquid assets of $25,534,782 or a ratio of 22.03%.

     The primary internal sources of funds for operations are principal and interest payments on loans and new deposits. In addition, if greater liquidity is required, the Banks can borrow from the FHLB. Under existing board resolutions, First Savings may borrow an additional $10.5 million, and Peoples may borrow an additional $8.4 million. If borrowing in excess of these amounts is ever needed, Board resolution could increase the available credit amounts significantly. First Savings operates under a blanket collateral agreement with FHLB, whereby their single family loans act as collateral for the borrowings. Peoples Federal has pledged specific government agency securities to secure their borrowings at FHLB. In the opinion of management, the Banks' liquid assets are adequate to meet outstanding loan commitments and other obligations.

     During the year ended September 30, 2004 cash and cash equivalents decreased $24.2 million, investment securities increased $9.2 million, and net loans increased $3.2 million. Deposits decreased $9.3 million and Federal Home Loan Bank advances decreased $4.0 million. Operations provided $5.0 million

     During the year ended September 30, 2003, cash and cash equivalents decreased $0.4 million, investment securities increased $25.6 million, and net loans (excluding loans held for sale) decreased $28.1 million. Deposits increased $0.2 million and borrowings from the Federal Home Loan Bank decreased $5.0 million. Operations provided $7.1 million.

Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

     In the ordinary course of operations, the Company enters into certain contractual obligations. The following table summarizes the Company's significant fixed and determinable contractual obligations, by payment date, at September 30, 2004.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


                             Contractual Obligations Due by Period
                                    One        Three
                       Within     Year to     Years to     After
                       One Year  Three Years Five Years Five Years   Total
                       -------- ------------ ---------- ---------- --------
                       (Dollars in thousands)
Borrowings              $5,000    $ 9,400     $11,000     $24,700   $50,100
Service Contract (1)       816      1,632         340          -     2,788
Dividends Payable          604          -           -          -       604
                       -------- ------------ ---------- ---------- --------
                        $6,420    $11,032     $11,340    $24,700   $53,492
                       ======== ============ ========== ========== ========

(1) The service contract is with Bisys to provide Peoples Bancorp with service bureau support for processing of deposit and loan accounts. The contract fees are based on the number of accounts processed and additional reporting services provided from time to time. The amount shown is an estimate of cost based on current account support and reporting fee structures. The contract expires March 1, 2008.

Results of Operations, Fiscal Year Ended September 30, 2004 Compared to Fiscal Year Ended September 30, 2003

     The Company's net interest income decreased $1,070,185 to $16,530,692 for the fiscal year ended September 30, 2004. Interest earned on loans and investments and interest paid on deposits both fell during the year. Loan volume increased slightly, while deposit volume decreased, however interest income decreased more rapidly than interest expense due to the spread compression discussed earlier. Interest on long-term debt decreased to $3,001,454 due to lower volumes of FHLB advances as maturing advances were not renewed.

     Provision for loan losses decreased $496,807 to $40,374 reflecting adjustments due to management's continuing review of its loan portfolio. The provision for 2003 was higher than normal due to the commercial loan fraud charge-off mentioned in a previous section of this document. Management's review of its loan portfolio is based on historical information, concentrations, delinquency trends, experience of lending personnel, review of specific loans, and general economic conditions. Historic charge-offs have been very stable with the exception of 2003 due to the aforementioned commercial loan.

     Other income decreased $1,066,578 to $1,646,944 due primarily to the lower volume of loan sales generating less income. The very active refinancing market of the previous year slowed considerably as predicted. Since many consumers already have very low interest mortgage loans, fewer loans are being refinanced, and so fewer loans are being originated to be resold. Gains on sales of loans decreased $700,453 from the prior year due to this lower volume of sales. This trend may continue to have a negative impact on earnings in the future. However, the merger of the trust departments of Peoples Federal and First Federal of Huntington, Indiana has increased fiduciary fees to partially offset the decrease in loan sales income. Fiduciary activities fees increased $108,098 to $364,661 for the year ended September 30, 2004. Finally, an unrealized loss of $473,246 was recognized on a mutual fund held by the Bancorp to reflect what management believes to be an other than temporary impairment of its value.

     Total non-interest expense was $11,411,108 for the year ended September 30, 2004. Salaries and benefits increased $234,376 to $6,289,496 due to normal salary increases for employees. Data processing expense increased $141,815 due to the addition of internet banking and data warehouse services. Currently budgeted expenses do not anticipate significant increases in these expenses for next year.

     The effective tax rate for the Company for the years ended September 30, 2004 and 2003 was 29.6% and 34.3%, respectively. Effective tax rates can be affected by the mix of taxable versus tax-exempt interest income, the level of non-deductible expenses for the year, and the timing of the deductibility of certain items. Please see note 11 on pages 27 and 28 for a breakdown of these differences.

Results of Operations, Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

     The Company's net interest income decreased $60,229 to $17,600,877 for the fiscal year ended September 30, 2003. Interest earned on loans and investments and interest paid on deposits both fell during the year. Loan volume, however, decreased significantly, while deposit volume remained relatively stable causing interest income to decrease more that interest expense. Interest on long-term debt increased to $3,224,134 due to higher volumes of FHLB advances.

     Provision for loan losses increased $189,319 to $537,181 reflecting adjustments due to management's continuing review of its loan portfolio. Management's review of its loan portfolio is based on historical information, concentrations, delinquency trends, experience of lending personnel, review of specific loans, and general economic conditions.

     Other income increased $507,780 to $2,713,522 due to the high volume of loan sales generating additional income. The low interest rate environment encouraged large amounts of mortgage loan refinancing. As the rates have increased slightly over the last few months, this trend has slowed substantially. This may have a negative impact on earnings in the future. However, the merger of the trust departments of Peoples Federal and First Federal of Huntington, Indiana should increase fiduciary fees to partially offset any decrease in loan sales income. The merger with First Federal, which

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

still needs final regulatory approval, will increase total trust assets by approximately 50 percent. Income, however, will not increase in the same proportion, due to the revenue sharing agreement entered into in the merger in lieu of a cash payment for the assets.

     Total non-interest expense was $11,032,427 for the year ended September 30, 2003. Salaries and benefits increased $220,790 to $6,055,120 due to normal salary increases for employees. Occupancy and equipment expense increased $89,433 due to the conversion of First Savings to the Bisys service bureau. Data processing expense decreased $37,487 due partially to this conversion.

     The effective tax rate for the Company for the years ended September 30, 2003 and 2002 was 34.3% and 39.0%, respectively. Effective tax rates can be affected by the mix of taxable versus tax-exempt interest income, the level of non-deductible expenses for the year, and the timing of the deductibility of certain items. Please see note 12 on pages 27 and 28 for a breakdown of these differences.

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

     Virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services, since such prices are affected by inflation. In a volatile interest rate environment, liquidity and the maturity structure of the Banks' assets and liabilities are critical to the maintenance of acceptable performance levels.

Impact of New Accounting Standards

     In March 2004, the SEC issued Staff Accounting Bulletin No. 105 (SAB 105), Application of Accounting Principles to Loan Commitments. Current accounting guidance requires the commitment to originate mortgage loans to be held for sale to be recognized on the balance sheet at fair value from inception through expiration or funding. SAB 105 requires that the fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 was effective for commitments to originate mortgage loans to be held for sale, that were entered into after March 31, 2004. Its adoption did not have a material impact on the consolidated financial position or results of operations of the Company.

     Emerging Issues Task Force Issue No. 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1") was issued in late 2003 with an effective date of March 31, 2004. EITF 03-1 provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115") and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

     On September 30, 2004, the FASB delayed indefinitely the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature or to disclose certain information on impaired investments.

                    STATEMENT OF MANAGEMENT'S RESPONSIBILITY


     The management of Peoples Bancorp is responsible for the preparation and integrity of the consolidated financial statements and all other information presented in this annual report. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis and therefore, include estimates based on managements' judgment and estimates.

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

     Management recognizes that the cost of a system of internal controls should not exceed the benefits derived and that there are inherent limitations to be considered in the potential effectiveness of any system. However, management believes that the Company's system of internal controls provides reasonable assurance that financial information is reliable and that assets and customer deposits are protected.


/s/Roger J. Wertenberger    /s/Maurice F. Winkler III   /s/Deborah K. Stanger
Chairman of the Board       President and Chief         Chief Financial Officer
                            Executive Officer

             Report of Independent Registered Public Accounting Firm


To the Audit Committee, Stockholders, and
Board of Directors
Peoples Bancorp
Auburn, Indiana


We have audited the accompanying consolidated balance sheets of Peoples Bancorp as of September 30, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorp as of September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

As more fully discussed in Note 1, the Company changed its method of accounting for goodwill in 2002.



Indianapolis, Indiana
October 29, 2004

                                   Peoples Bancorp
                           Consolidated Balance Sheets
                           September 30, 2004 and 2003


Assets


                                                        2004          2003
                                                    ------------- ------------

Cash and due from banks                             $  6,270,919  $  8,467,367
Interest-bearing deposits                              4,653,901    26,694,454
                                                    ------------  ------------
           Total cash and cash equivalents            10,924,820    35,161,821
Interest-bearing time deposits                         3,071,046     3,270,106
Investment securities
    Available for sale                                95,681,497    85,504,604
    Held to maturity (fair value of $1,144,383
           and $2,218,264)                             1,111,754     2,116,827
                                                    ------------  ------------
           Total investment securities                96,793,251    87,621,431
Loans, net of allowance for loan losses
   of $1,958,569 and $2,110,946                      360,161,158   356,953,361
Mortgage loans held for sale                             293,750            --
Premises and equipment                                 6,369,290     6,322,532
Federal Home Loan Bank of Indianapolis stock, at cost  4,736,500     4,518,700
Core deposit intangible                                  470,975       608,822
Goodwill                                               2,330,198     2,330,198
Other assets                                           6,294,312     6,133,035
                                                    ------------  ------------

           Total assets                             $491,445,300  $502,920,006
                                                    ============  ============

Liabilities

NOW and savings deposits                            $166,792,843  $163,510,816
Certificates of deposit                              204,032,011   216,605,068
                                                    ------------  ------------
           Total deposits                            370,824,854   380,115,884
Short-term borrowings                                  3,321,460     2,649,653
Federal Home Loan Bank advances                       50,100,000    54,100,000
Other liabilities                                      2,207,426     2,129,615
                                                    ------------  ------------
           Total liabilities                         426,453,740   438,995,152
                                                    ------------  ------------

Commitments and Contingencies

Stockholders' Equity

Preferred stock, $1 par value
    Authorized and unissued - 5,000,000 shares
Common stock, $1 par value
 Authorized - 7,000,000 shares
 Issued and outstanding - 3,367,803 and
        3,421,895 shares                               3,367,803     3,421,895
Additional paid-in capital                             6,002,637     7,370,513
Retained earnings                                     55,711,953    53,302,385
Unearned RRP                                                  --        (1,522)
Accumulated other comprehensive loss                     (90,833)     (168,417)
                                                    ------------  ------------
      Total stockholders' equity                      64,991,560    63,924,854
                                                    ------------  ------------

      Total liabilities and stockholders' equity    $491,445,300  $502,920,006
                                                    ============  ============
See Notes to Financial Statements

                                 Peoples Bancorp
                        Consolidated Statements of Income
                  Years Ended September 30, 2004, 2003 and 2002


                                               2004         2003       2002
                                            ----------- ----------- -----------

Interest Income
    Loans                                   $23,312,917 $26,375,695 $30,267,454
    Investment securities                     3,135,348   2,661,226   2,334,440
    Other interest and dividend income          418,369     711,375     763,306
                                            ----------- ----------- -----------
                                             26,866,634  29,748,296  33,365,200
                                            ----------- ----------- -----------
Interest Expense
    Deposits
       NOW and savings deposits               1,217,470   1,376,917   2,444,507
       Certificates of deposit                6,075,211   7,479,489  10,435,126
    Short-term borrowings                        41,807      66,879      69,050
    Long-term debt                            3,001,454   3,224,134   2,755,411
                                            ----------- ----------- -----------
                                             10,335,942  12,147,419  15,704,094
                                            ----------- ----------- -----------

Net Interest Income                          16,530,692  17,600,877  17,661,106
    Provision for loan losses                    40,374     537,181     347,862
                                            ----------- ----------- -----------
Net Interest Income After Provision for Loan
   Losses                                    16,490,318  17,063,696  17,313,244
                                            ----------- ----------- -----------

Other Income
    Fiduciary activities                        364,661     256,563     251,018
    Fees and service charges                  1,185,345   1,124,040   1,175,862
    Net gains (losses) on  available-for-sale
      securities                               (465,933)     32,025      62,931
    Gain on sale of loans                       189,094     889,547     539,554
    Other income                                373,777     411,347     176,377
                                            ----------- ----------- -----------
           Total other income                 1,646,944   2,713,522   2,205,742
                                            ----------- ----------- -----------

Other Expenses
    Salaries and employee benefits            6,289,496   6,055,120   5,834,330
    Net occupancy expense                       880,728     839,491     804,418
    Equipment expense                           812,939     857,026     802,666
    Data processing expense                   1,013,150     871,335     833,848
    Deposit insurance expense                    56,990      62,002      66,208
    Other expenses                            2,357,805   2,347,453   2,314,910
                                            ----------- ----------- -----------
           Total other expenses              11,411,108  11,032,427  10,656,380
                                            ----------- ----------- -----------

Income Before Income Tax                      6,726,154   8,744,791   8,862,606
    Income tax expense                        1,991,957   2,995,486   3,457,625
                                            ----------- ----------- -----------

Net Income                                  $ 4,734,197 $ 5,749,305 $ 5,404,981
                                            =========== =========== ===========

Basic Earnings per Share                    $      1.40 $      1.67 $      1.56
Diluted Earnings per Share                         1.39        1.66        1.56
Weighted-Average Shares Outstanding - Basic   3,382,135   3,435,112   3,456,324
Weighted-Average Shares Outstanding - Diluted 3,415,085   3,462,758   3,473,559

 See Notes to Financial Statements

                                 Peoples Bancorp
                 Consolidated Statements of Stockholders' Equity
                  Years Ended September 30, 2004, 2003 and 2002



                                                                                                      Accumulated
                                                                                                    Unearned      Other
                                               Additional                                       Recognition   Comprehensive
                               Common Stock     Paid-in  Comprehensive  Retained      Unearned      And         Income
                           Outstanding  Amount   Capital    Income      Earnings    ESOP Shares Retention Plan   (Loss)     Total
                           ---------------------------------------------------------------------------------------------------------
Balances October 1, 2001   3,506,348  $3,506,348 $8,498,348            $46,500,707   $(281,450)   $(40,719)  $(129,683) $58,053,551
Comprehensive income
   Net income                                                $5,404,981  5,404,981                                        5,404,981
   Other comprehensive
      income, net of tax
       Unrealized losses on
          securities, net of
          reclassification
          adjustment                                            (97,415)                                       (97,415)     (97,415)
                                                             ----------
Comprehensive income                                         $5,307,566
                                                             ==========
Cash dividends ($0.61 per
  share)                                                                (2,120,534)                                      (2,120,534)
ESOP shares earned                                   48,777                                                                  48,777
Termination of ESOP           (18,456)    (18,456)  (34,534)                           281,450                              228,460
RRP shares earned                                                                                   20,929                   20,929
Repurchase of common stock    (40,706)    (40,706) (651,846)                                                               (692,552)
                             --------    --------  ----------          -----------   ---------   ---------  ----------   -----------
Balances September 30,2002  3,447,186   3,447,186 7,860,745             49,785,154         0     (19,790)     (227,098)  60,846,197
Comprehensive income
   Net income                                                $5,749,305  5,749,305                                        5,749,305
   Other comprehensive
      income, net of tax
       Unrealized gains on
          securities, net of
          reclassification
          adjustment                                             58,681                                         58,681       58,681
                                                             ----------
Comprehensive income                                         $5,807,986
                                                             ==========
Cash dividends ($.65 per
  share)                                                                 2,232,074)                                      (2,232,074)
RRP shares earned                                                                                   18,268                   18,268
Repurchase of common stock    (25,291)    (25,291)   (490,232)                                                             (515,523)
                             --------    --------  ----------            ----------- ---------   ---------  ----------   -----------
Balances September 30, 2003 3,421,895   3,421,895  7,370,513            53,302,385         0      (1,522)   (168,417)    63,924,854
Comprehensive income
   Net income                                                $4,734,197  4,734,197                                        4,734,197
   Other comprehensive
      income, net of tax
       Unrealized gains on
          securities, net of
          reclassification
          adjustment                                             77,584                                         77,584       77,584
                                                             ----------
Comprehensive income                                         $4,811,781
                                                             ==========
Cash dividends ($.69 per
  share)                                                                (2,324,629)                                      (2,324,629)
RRP shares earned                                                                                  1,522                      1,522
Stock options exercised        22,206      22,206     304,073                                                               326,279
Tax benefit on stock options
  exercised                                            56,700                                                                56,700
Repurchase of common stock    (76,298)    (76,298) (1,728,649)                                                           (1,804,947)
                             --------    --------  ----------          -----------  ---------   ---------   ---------  -----------
Balances September 30, 2004 3,367,803  $3,367,803 $6,002,637          $55,711,953   $     0    $       0    $(90,833)   $64,991,560
                            =========   ========= ==========          ===========   ========    =========   =========   ===========

See Notes to Financial Statements

                                 Peoples Bancorp
                      Consolidated Statements of Cash Flows
                  Years Ended September 30, 2004, 2003 and 2002


                                                               2004         2003          2002
                                                           ------------ ------------ ------------
Operating Activities
    Net income                                             $ 4,734,197  $ 5,749,305  $ 5,404,981
    Items not requiring (providing) cash
       Provision for loan losses                                40,374      537,181      347,862
       Depreciation and amortization                           805,109      831,897      778,898
       Investment securities amortization, net                 480,200      800,769      175,692
       Loans originated for sale                            (9,687,269) (35,283,710) (23,389,439)
       Proceeds from sale of loans held for sale             9,497,637   37,157,478   22,765,618
       Gain on sale of loans                                  (189,094)    (889,547)    (539,554)
       Amortization of deferred loan fees                     (505,838)    (758,718)    (679,971)
       Net gains (losses) on investment securities             465,933      (32,025)     (62,931)
       Gain on sale of premises and equipment                       --           --      (17,318)
       ESOP shares earned                                           --           --      208,036
       RRP compensation expense                                  1,522       18,268       20,929
    Change in
       Deferred income tax                                    (518,493)       6,909     (108,526)
       Interest receivable                                     235,923      102,643      (10,542)
       Interest payable                                        (24,511)     (67,188)    (121,904)
    Other adjustments                                         (379,270)  (1,111,851)     169,591
                                                           -----------  -----------  ------------
     Net cash provided by operating activities               4,956,420    7,061,411    4,941,422
                                                           -----------  -----------  ------------
Investing Activities
    Net change in interest-bearing deposits                    199,060      549,941     (364,249)
    Purchases of securities available for sale             (49,323,461) (73,599,501) (42,562,911)
    Purchases of securities held to maturity                         --   (1,374,930)  (3,891,807)
    Proceeds from maturities and paydowns of securities                   6,301,518
      held to maturity                                       1,015,484                 3,051,158
    Proceeds from maturities and paydowns of securities                  40,870,498
      available for sale                                    32,177,342                12,576,525
    Proceeds from sale of securities available for sale      6,139,750    1,587,115    4,370,107
    Net change in loans                                     (3,889,712)  27,028,594   18,607,047
    Purchases of premises and equipment                       (851,867)  (1,034,422)  (1,145,057)
    Proceeds from sales of premises and equipment                   --           --       40,565
    Purchases of Federal Home Loan Bank of Indianapolis             --           --
      stock                                                                              (13,500)
    Proceeds from sale of foreclosed real estate             1,738,662      274,811           --
                                                           -----------  -----------  ------------
     Net cash provided by(used in) investing activities    (12,794,742)     603,624   (9,332,122)
                                                           -----------  -----------   -----------
Financing Activities
    Net change in
       NOW and savings deposits                              3,282,027    6,002,121   15,962,631
       Certificates of deposit                             (12,573,057)  (5,822,708)  (4,505,749)
       Short-term borrowings                                   671,807     (543,121)  (1,190,949)
    Proceeds from Federal Home Loan Bank advances                    --    3,000,000   17,000,000
    Repayment of Federal Home Loan Bank advances            (4,000,000)  (8,000,000)  (2,992,965)
    Cash dividends                                          (2,300,788)  (2,201,904)  (2,094,402)
    Stock options exercised                                    326,279           --           --
    Repurchase of common stock                              (1,804,947)    (515,523)    (692,552)
                                                           -----------  -----------  ------------
     Net cash provided by(used in) financing activities    (16,398,679)  (8,081,135)  21,486,014
                                                           -----------  -----------  ------------
Net Change in Cash and Cash Equivalents                    (24,237,001)    (416,100)  17,095,314
Cash and Cash Equivalents, Beginning of Year                35,161,821   35,577,921   18,482,607
                                                           -----------  -----------  ------------
Cash and Cash Equivalents, End of Year                     $10,924,820  $35,161,821  $35,577,921
                                                           ===========  ===========  ============

Additional Cash Flows and Supplementary Information
    Interest paid                                          $10,360,453  $12,214,607  $15,826,808
    Income tax paid                                          2,563,767    3,552,078    2,997,665


See Notes to Financial Statements

                                 Peoples Bancorp
                   Notes to Consolidated Financial Statements
                        September 30, 2004, 2003 and 2002


Note 1:  Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of Peoples Bancorp (Company), its wholly owned subsidiaries, Peoples Federal Savings Bank of DeKalb County (Peoples), First Savings Bank (First Savings) (collectively, the Banks), Peoples' wholly owned subsidiary, Peoples Financial Services, Inc. (Peoples Financial) and First Savings' wholly owned subsidiary, Alpha Financial, Inc. (Alpha) conform to accounting principles generally accepted in the United States of America and reporting practices followed by the thrift industry. The more significant of the policies are described below.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company is a thrift holding company whose principal activity is the ownership and management of the Banks. The Banks operate under federal thrift charters and provide full banking services, including trust services. As federally-chartered thrifts, the Banks are subject to the regulation of the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation.

The Company generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in north central and north eastern Indiana and south central Michigan. The Company's loans are generally secured by specific items of collateral including real property and consumer assets.

Consolidation - The consolidated financial statements include the accounts of the Company, the Banks, Alpha and Peoples Financial after elimination of all material intercompany transactions.

Cash Equivalents - The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

Investment Securities - Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. Debt securities not classified as held to maturity and marketable equity securities are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately, net of tax, in accumulated other comprehensive income. The Company holds no securities for trading.

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

                                 Peoples Bancorp
                   Notes to Consolidated Financial Statements
                        September 30, 2004, 2003 and 2002


Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Write-downs to fair value are recognized as a charge to earnings at the time the decline in value occurs. Forward commitments to sell mortgage loans are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid and considering a normal servicing rate.

Loans are carried at the principal amount outstanding. Interest income is accrued on the principal balances of loans. Generally, loans are placed on non-accrual status at ninety days past due. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans.

Allowance for loan losses is maintained to absorb loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loss experience, changes in the composition of the portfolio, the current condition and amount of loans outstanding, and the probability of collecting all amounts due. Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loan if collateral dependent. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any are credited to the allowance.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that, as of September 30, 2004, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the area within which the Company operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

Premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed using accelerated and straight-line methods based principally on the estimated useful lives of the assets which range from five years to thirty-nine years. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula.

Foreclosed assets are carried at the lower of cost or fair value less estimated selling costs. When foreclosed assets are acquired, any required adjustment is charged to the allowance for loan losses. All subsequent activity is included in current operations.

                                 Peoples Bancorp
                   Notes to Consolidated Financial Statements
                        September 30, 2004, 2003 and 2002


Goodwill is annually tested for impairment as the Company changed its method of accounting and financial reporting for goodwill and other intangible assets by adopting the provisions of Statement of Financial Accounting Standard No. 142 during 2002. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

Core deposit intangible is being amortized on an accelerated method over eight years until such time that straight-line amortization exceeds the accelerated method, and is periodically evaluated as to the recoverability of its carrying value.

Investments in limited partnerships are included in other assets. The Company utilizes the equity method of accounting for these investments. At September 30, 2004 and 2003, these investments totaled $310,000 and $400,000.

Pension plan costs are based on actuarial computations and charged to current operations. The funding policy is to pay at least the minimum amounts required by ERISA.

Stock Options - The Company has a stock-based employee compensation plan, which is described more fully in Note 18. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and, accordingly, recognizes no compensation expense for the stock option grants as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                  2004      2003       2002
                                              ----------- ---------- ---------

Net income, as reported                        $4,734,197 $5,749,305 $5,404,981
Less:  Total stock-based employee compensation
   cost determined under the fair value based
   method, net of income taxes                     11,560     64,362     77,874
                                                ---------  ---------  ---------

Pro forma net income                           $4,722,637 $5,684,943 $5,327,107
                                                =========  =========  =========

Earnings per share
    Basic - as reported                        $     1.40 $     1.67 $     1.56
    Basic - pro forma                                1.40       1.65       1.54
    Diluted - as reported                            1.39       1.66       1.56
    Diluted - pro forma                              1.38       1.64       1.53


Income tax in the consolidated statements of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Company files consolidated income tax returns with its subsidiaries.

                                 Peoples Bancorp
                   Notes to Consolidated Financial Statements
                        September 30, 2004, 2003 and 2002


Earnings per share have been computed based upon the weighted-average common shares outstanding during each year.

Reclassifications of certain amounts in the 2003 and 2002 financial statements have been made to conform with the current year presentation.

Note 2:  Restriction on Cash

The Banks are required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserves required at September 30, 2004 totaled $2,497,000.

Note 3:  Investment Securities
                                                    2004
                                                Gross       Gross
                                 Amortized    Unrealized  Unrealized     Fair
                                   Cost          Gains     Losses        Value
                                ------------------------------------------------

Available for sale
  Federal agencies              $72,050,336    $166,146   $ 230,753  $71,985,729
  State and municipal
    obligations                   9,010,084      65,092     101,130    8,974,046
  Mortgage-backed securities     10,773,294      78,963     110,477   10,741,780
  Marketable equity securities    3,979,942          --          --    3,979,942
                                 ----------     --------  ----------   ---------
     Total available for sale    95,813,656     310,201      442,360  95,681,497
Held to maturity
 Mortgage-backed securities      1,111,754      37,855       5,226     1,144,383
                                ----------     -------    ---------   ----------
    Total investment
       securities              $96,925,410    $348,056    $ 447,586  $96,825,880
                                ==========     =======    =========  ===========


                                                   2003
                                                Gross       Gross
                                 Amortized    Unrealized  Unrealized     Fair
                                  Cost          Gains      Losses        Value
                                ------------------------------------------------

Available for sale
 Federal agencies              $60,813,138    $620,111    $   80,846 $61,352,403
 State and municipal
   obligations                   6,508,524      91,010        95,555   6,503,979
 Mortgage-backed securities     13,989,719     134,810       171,512  13,953,017
 Marketable equity securities    4,453,187          --       757,982   3,695,205
                                ----------     --------    ---------- ----------
    Total available for sale    85,764,568     845,931     1,105,895  85,504,604
Held to maturity
 Mortgage-backed securities      2,116,827     103,527         2,090   2,218,264
                                ----------     -------     ---------  ----------
    Total investment
       securities              $87,881,395    $949,458    $1,107,985 $87,722,868
                               ===========    ========    ========== ===========

                                 Peoples Bancorp
                   Notes to Consolidated Financial Statements
                        September 30, 2004, 2003 and 2002


The amortized cost and fair value of securities held to maturity and available for sale at September 30, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    2004
                                   Available for Sale         Held to Maturity
 Maturity Distributions          Amortized      Fair      Amortized       Fair
 at September 30                   Cost         Value        Cost         Value
--------------------------------------------------------------------------------
Within one year                 $   591,107  $   595,775  $       --  $       --
One to five years                53,712,799   53,683,465          --          --
Five to ten years                24,264,780   24,251,210          --          --
After ten years                   2,491,734    2,429,325          --          --
                                 ----------   ----------   ----------  ---------
                                 81,060,420   80,959,775          --          --
Mortgage-backed securities       10,773,294   10,741,780   1,111,754   1,144,383
Marketable equity securities      3,979,942    3,979,942          --          --
                                 ----------   ----------   ----------  ---------

                                $95,813,656  $95,681,497  $1,111,754  $1,144,383
                                 ==========   ==========   =========  ==========

Securities with a carrying value of $6,221,000 and $12,642,000 were pledged at September 30, 2004 and 2003 to secure repurchase agreements. Securities with a carrying value of $55,384,000 were pledged at September 30, 2004 to secure FHLB advances. Securities with a carrying value of $4,512,000 were pledged at September 30, 2004 to secure certain deposits.

Proceeds from sales of securities available for sale during 2004, 2003 and 2002 were $6,140,000, $1,587,000 and $4,370,000, respectively. Gross gains of $7,000,
$32,000 and $63,000 were realized on those sales during 2004, 2003 and 2002, respectively. Gross losses of $473,000 were recognized in 2004 on marketable equity securities due to unrealized losses considered to be other-than-temporary. The income tax expense (benefit) on the security gains/losses for the years ended September 30, 2004, 2003 and 2002 were $(185,000), $13,000 and $25,000, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2004, was $43,568,000, which is approximately 45% of the Company's available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings or meet projected earnings targets.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

                                 Peoples Bancorp
                   Notes to Consolidated Financial Statements
                        September 30, 2004, 2003 and 2002


The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2004:

                             Less than 12 Months   12 Months or More          Total
Description of                Fair      Unrealized   Fair   Unrealized    Fair   Unrealized
  Securities                  Value       Losses     Value     Losses     Value    Losses
-------------------------------------------------------------------------------------------
 Federal agencies           $26,399,331  $181,810 $ 4,496,867 $ 48,943 $30,896,198 $230,753
 State and municipal
    obligations               2,548,825    24,493   1,729,846   76,637   4,278,671  101,130
 Mortgage-backed securities   3,217,485    45,826   5,175,544   69,877   8,393,029  115,703
                             ----------   -------  ----------  -------  ----------  -------
 Total temporarily
  impaired securities       $32,165,641  $252,129 $11,402,257 $195,457 $43,567,898 $447,586
                            ===========  ======== =========== ======== =========== ========


Note 4:  Loans and Allowance

                                                         2004          2003
                                                     --------------------------

Commercial and commercial mortgage loans              $ 32,132,322 $ 29,972,078
Real estate loans                                      315,473,869  318,240,818
Construction loans                                       5,861,164    6,126,007
Individuals' loans for household and other personal
   expenditures                                         12,526,326    9,815,123
                                                       -----------  -----------
                                                       365,993,681  364,154,026
                                                       -----------  -----------
Less:
    Undisbursed portion of loans                         2,439,829    3,466,536
    Deferred loan fees and discounts                     1,434,125    1,623,183
    Allowance for loan losses                            1,958,569    2,110,946
                                                       -----------  -----------
                                                         5,832,523    7,200,665
                                                       -----------  -----------

       Total loans                                    $360,161,158 $356,953,361
                                                      ============ ============


                                    2004          2003          2002
                               ----------------------------------------

Allowance for loan losses
    Balances, October 1         $ 2,110,946    $2,117,400    $1,894,787
    Provision for losses             40,374       537,181       347,862
    Recoveries on loans              49,496        15,005        28,500
    Loans charged off              (242,247)     (558,640)     (153,749)
                                 ----------     ---------     ---------

    Balances, September 30      $ 1,958,569    $2,110,946    $2,117,400
                                 ==========     =========     =========


There were no impaired loans at September 30, 2004 or 2003. The Company considers its investment in one-to-four family residential loans and consumer loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment.

                                 Peoples Bancorp
                   Notes to Consolidated Financial Statements
                        September 30, 2004, 2003 and 2002


Interest of $35,000 and $276,000 was recognized on the average impaired loan balances of $1,756,000 and $4,504,000 during 2003 and 2002. Interest of $7,000 and $288,000 was recognized on a cash basis during 2003 and 2002.

At September 30, 2004 and 2003, accruing loans delinquent 90 days or more totaled $26,000 and $90,000, respectively. Nonaccruing loans at September 30, 2004 and 2003 were $493,000 and $1,127,000, respectively. Loans delinquent 90 days or more at September 30, 2004 and 2003 consisted of homogeneous pools of residential and consumer loans.

Note 5:  Premises and Equipment

                                                2004             2003
                                           -----------------------------

Land                                         $ 1,333,537     $ 1,335,338
Buildings                                      8,961,152       8,537,301
Equipment                                      5,642,499       5,191,610
                                              ----------      ----------
       Total cost                             15,937,188      15,064,249
Accumulated depreciation                      (9,567,898)     (8,741,717)
                                              ----------      ----------

       Net                                   $ 6,369,290     $ 6,322,532
                                              ==========      ==========


Depreciation and amortization expense for 2004, 2003 and 2002 was $805,000, $832,000 and $779,000, respectively.

Note 6:  Deposits

                                                     2004          2003
                                                --------------------------

Demand deposits                                  $109,357,641 $109,206,539
Savings deposits                                   57,435,202   54,304,277
Certificates and other time deposits
   of $100,000 or more                             33,429,756   36,343,484
Other certificates and time deposits              170,602,255  180,261,584
                                                  -----------  -----------

                                                 $370,824,854 $380,115,884
                                                 ============= ===========

                                 Peoples Bancorp
                   Notes to Consolidated Financial Statements
                        September 30, 2004, 2003 and 2002


    Certificates and other time deposits maturing in years ending September 30:

           2005                        $103,958,248
           2006                          55,484,761
           2007                          28,553,199
           2008                          10,482,579
           2009                           5,553,224
                                        -----------
                                       $204,032,011

Note 7:  Short-Term Borrowings

Short-term borrowings at September 30, 2004 and 2003 consist of securities sold under agreements to repurchase totaling $3,321,000 and $2,650,000. The obligations were secured by investment securities and such collateral is held by a safekeeping agent. The maximum amount of outstanding agreements at any month-end during 2004 and 2003 totaled $5,166,000 and $7,136,000 and the average of such agreements for the years ended September 30, 2004 and 2003 totaled $3,328,000 and $4,294,000, respectively.

Note 8:  Federal Home Loan Bank Advances

Federal Home Loan Bank advances at September 30, 2004 and 2003 totaled $50,100,000 and $54,100,000 and were at various rates ranging from 3.55 to 7.21% maturing at various dates through March 2013. The Federal Home Loan Bank advances are secured by first mortgage loans and investment securities totaling $98,352,000. Advances are subject to restrictions or penalties in the event of prepayment.

                                                                   Weighted
Maturities in years ending September 30             Amount       Average Rate
-----------------------------------------------------------------------------

2005                                             $ 5,000,000         6.36%
2006                                               1,150,000         6.16
2007                                               8,250,000         5.22
2008                                               7,000,000         5.79
2009                                               4,000,000         4.43
Thereafter                                        24,700,000         5.51
                                                 -----------
                                                 $50,100,000         5.51
                                                 ===========

                                 Peoples Bancorp
                   Notes to Consolidated Financial Statements
                        September 30, 2004, 2003 and 2002


Amounts advanced totaling $15,500,000 are subject to an option for the FHLB to convert the entire advance to a periodic adjustable rate five years after the date of the advance. The adjustable rate would be for the remaining term at the predetermined rate of three-month LIBOR or three-month LIBOR plus .0002 (.02 basis points), varying by advance. If the FHLB exercises its option to convert the advance to an adjustable rate, the advance will be prepayable at the Banks' option, at par without a penalty fee.

At September 30, 2004 and 2003, the Banks had a $1,000,000 overdraft line of credit agreement with the Federal Home Loan Bank. The Banks had not borrowed against this line of credit at September 30, 2004 or 2003. The line of credit expires March 15, 2005.

Note 9:  Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $52,099,000 and $51,385,000 at September 30, 2004 and 2003. The amount of mortgage servicing rights capitalized is immaterial to the financial statements.

Note 10: Core Deposit Intangible

The carrying basis and accumulated amortization of recognized core deposit intangibles at September 30, 2004 and 2003, were:

                                             2004         2003
                                        --------------------------

  Gross carrying amount                   $1,154,000   $1,154,000
  Accumulated amortization                  (683,024)    (545,178)
                                          -----------  -----------

                                          $  470,976   $  608,822
                                          ===========  ===========


Amortization expense for the years ended September 30, 2004, 2003 and 2002 was $138,000, $138,000 and $138,000, respectively. Estimated amortization expense for each of the following four years is:

           2005                            $138,000
           2006                             138,000
           2007                             138,000
           2008                              57,000

                                 Peoples Bancorp
                   Notes to Consolidated Financial Statements
                        September 30, 2004, 2003 and 2002


Note 11: Income Tax

                                           2004         2003       2002
                                        -----------------------------------

Income tax expense
    Currently payable
       Federal                           $2,125,983  $2,655,707  $2,918,857
       State                                384,467     332,870     647,294
    Deferred
       Federal                             (451,253)    (55,482)   (132,507)
       State                                (67,240)     62,391      23,981
                                         ----------  ----------  ----------

          Total income tax expense       $1,991,957  $2,995,486  $3,457,625
                                         ==========  ==========  ==========

Reconciliation of federal statutory to
   actual tax expense
    Federal statutory income tax at 34%  $2,286,892  $2,973,229  $3,013,286
    Tax exempt interest                     (69,450)    (48,554)    (31,550)
    Nondeductible expenses                    4,943      12,149       9,224
    Effect of state income taxes            209,370     260,872     443,042
    Effect of low income housing credits   (139,023)   (141,348)   (152,845)
    Change in valuation allowance          (290,305)   (152,958)    297,386
    Other                                   (10,470)     92,096    (120,918)
                                          ---------   ---------   ---------

          Actual tax expense             $1,991,957  $2,995,486  $3,457,625
                                         ==========  ==========  ==========

                                 Peoples Bancorp
                   Notes to Consolidated Financial Statements
                        September 30, 2004, 2003 and 2002


A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

                                                            2004        2003
                                                       ------------------------
Assets
 Allowance for loan losses                             $  795,072    $  814,671
 Loan fees                                                389,183       436,807
 Net unrealized losses on securities available for sale    56,396       108,103
 Impairment losses on securities available for sale       188,377            --
 Other                                                    181,512       156,441
                                                        ---------     ---------
    Total assets                                        1,610,540     1,516,022
                                                        ---------     ---------

Liabilities
 Depreciation                                             129,685       156,696
 State income tax                                          56,228        56,860
 Tax bad debt reserves in excess of base year                  --       166,711
 FHLB of Indianapolis stock dividend                      210,889       124,869
 Prepaid expenses                                          38,961            --
 Other                                                    328,039       340,630
                                                        ---------     ---------
    Total liabilities                                     763,802       845,766
                                                        ---------     ---------
    Subtotal                                              846,738       670,256
                                                        ---------     ---------
Valuation Allowance
 Beginning balance                                       (290,305)     (443,263)
 Decrease during the year                                 290,305       152,958
                                                        ---------     ---------
 Ending balance                                               --       (290,305)
                                                        ----------    ----------
                                                       $   846,738   $  379,951
                                                       ============  ===========


The valuation allowance at September 30, 2003 was a result of unrealized losses on equity securities. Management believes no valuation allowance is necessary at September 30, 2004.

Retained earnings at September 30, 2004 include approximately $8,102,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of June 30, 1988 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $2,755,000 at September 30, 2004.

                                 Peoples Bancorp
                   Notes to Consolidated Financial Statements
                        September 30, 2004, 2003 and 2002


Note 12: Other Comprehensive Income

                                                             2004
                                                              Tax
                                              Before-Tax    Expense   Net-of-Tax
                                                Amount     (Benefit)    Amount
                                              ---------------------------------
 Unrealized losses on securities
  Unrealized holding losses arising during the
    year                                       $(337,461)  $(133,668) $(203,793)
  Less: reclassification adjustment for losses
    realized in net income                      (465,933)   (184,556)  (281,377)
                                               ---------   ---------  ---------
  Net unrealized gains                         $ 128,472   $  50,888  $  77,584
                                               =========   =========  =========

                                                             2003
                                              Before-Tax      Tax     Net-of-Tax
                                                Amount      Expense     Amount
                                                --------------------------------
 Unrealized gains on securities
  Unrealized holding gains arising during the
    year                                       $ 129,195   $  51,174  $  78,021
  Less: reclassification adjustment for gains
    realized in net income                        32,025      12,685     19,340
                                                --------    --------   --------
  Net unrealized gains                         $  97,170    $ 38,489  $  58,681
                                                ========    ========  =========


                                                             2002
                                                              Tax
                                              Before-Tax    Expense   Net-of-Tax
                                                Amount     (Benefit)    Amount
                                              ----------------------------------
 Unrealized losses on securities
 Unrealized holding losses arising during the
   year                                        $ (98,379)   $(38,968)  $(59,411)
 Less: reclassification adjustment for gains
   realized in net income                         62,931      24,927     38,004
                                               ---------    --------   --------
 Net unrealized loss                           $(161,310)   $(63,895)  $(97,415)
                                               =========    ========   ========


Note 13: Commitments and Contingent Liabilities

In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not included in the accompanying consolidated financial statements. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet.

                                 Peoples Bancorp
                   Notes to Consolidated Financial Statements
                        September 30, 2004, 2003 and 2002


Financial instruments whose contract amount represents credit risk at September 30, 2004 and 2003 consisted of commitments to extend credit totaling $36,212,000 and $42,359,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include residential real estate, income-producing commercial properties, or other assets of the borrower.

The Company has employment agreements with two officers which include provisions for payment to them of three years' salary in the event of their termination in connection with any change in ownership or control of the Company, other than by agreement. The agreements have terms of three years which may be extended annually for successive periods of one year.

The Company and subsidiaries are also subject to possible claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate determination of such possible claims or lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Note 14: Dividends and Capital Restrictions

Without prior approval, current regulations allow Peoples and First Savings to pay dividends to the Company not exceeding net profits (as defined) for the current calendar year to date plus those for the previous two years. At September 30, 2004, such limitations totaled $3,213,000. The Banks normally restrict dividends to a lesser amount because of the need to maintain an adequate capital structure.

Note 15: Regulatory Capital

The Banks are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category. The assigned capital category is largely determined by ratios that are calculated according to the regulations. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

                                 Peoples Bancorp
                   Notes to Consolidated Financial Statements
                        September 30, 2004, 2003 and 2002


There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At September 30, 2004, the Banks are categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since September 30, 2004 that management believes have changed the Banks' classification.

Peoples' actual and required capital amounts and ratios are as follows:

                                                  2004
                                           Required for Adequate  To Be Well
                                 Actual         Capital(1)       Capitalized(1)
                           Amount    Ratio     Amount     Ratio   Amount  Ratio
                         -------------------------------------------------------
Total risk-based
   capital(1) (to
   risk-weighted assets) $42,423,000  22.21% $15,283,000  8.0% $19,104,000 10.0%
Tier 1 risk-based
   capital(1) (to
   risk-weighted assets)  41,046,000  21.49    7,641,000  4.0   11,462,000  6.0
Core capital(1) (to
   adjusted total
   assets)                41,046,000  11.06   14,851,000  4.0   18,564,000  5.0
Core capital(1) (to
   adjusted tangible
   assets)                41,046,000  11.06    7,425,000  2.0           NA   NA
Tangible capital(1) (to
   adjusted total
   assets)                41,046,000  11.06    5,569,000  1.5           NA   NA


                                                                2003
                                           Required for Adequate  To Be Well
                                 Actual         Capital(1)        Capitalized(1)
                           Amount    Ratio     Amount     Ratio    Amount Ratio
                         -------------------------------------------------------
Total risk-based
   capital(1) (to
   risk-weighted assets) $42,391,000  21.23% $15,977,000  8.0% $19,972,000 10.0%
Tier 1 risk-based
   capital(1) (to
   risk-weighted assets)  40,946,000  20.50    7,989,000  4.0   11,983,000  6.0
Core capital(1) (to
   adjusted total
   assets)                40,946,000  10.83   15,118,000  4.0   18,898,000  5.0
Core capital(1) (to
   adjusted tangible
   assets)                40,946,000  10.83    7,559,000  2.0           NA   NA
Tangible capital(1) (to
   adjusted total
   assets)                40,946,000  10.83    5,669,000  1.5           NA   NA

                                 Peoples Bancorp
                   Notes to Consolidated Financial Statements
                        September 30, 2004, 2003 and 2002


        First Savings' actual and required capital amounts and ratios are as follows:

                                                  2004
                                           Required for Adequate  To Be Well
                                 Actual        Capital(1)         Capitalized(1)
                           Amount    Ratio  Amount     Ratio     Amount   Ratio
                         -------------------------------------------------------
Total risk-based capital
   (1) (to risk-weighted
   assets)               $13,592,000  22.46% $4,841,000   8.0%  $6,051,000 10.0%
Tier 1 risk-based capital
   (1)(to risk-weighted
   assets)                13,028,000  21.53   2,421,000   4.0    3,631,000  6.0
Core capital(1) (to
   adjusted total assets) 13,028,000  11.49   4,536,000   4.0    5,670,000  5.0
Core capital(1) (to
   adjusted tangible
   assets)                13,028,000  11.49   2,268,000   2.0           NA   NA
Tangible capital(1) (to
   adjusted total assets) 13,028,000  11.49   1,701,000   1.5           NA   NA


                                                2003
                                           Required for Adequate   To Be Well
                                 Actual        Capital(1)         Capitalized(1)
                           Amount    Ratio  Amount      Ratio    Amount   Ratio
                         -------------------------------------------------------
Total risk-based capital
   (1)(to risk-weighted
   assets)               $12,880,000  21.2%  $4,879,000   8.0%  $6,098,000 10.0%
Tier 1 risk-based capital
   (1)(to risk-weighted
   assets)                12,289,000  20.2    2,439,000   4.0    3,659,000  6.0
Core capital(1) (to
   adjusted total assets) 12,289,000  10.5    4,697,000   4.0    5,871,000  5.0
Core capital(1) (to
   adjusted tangible
   assets)                12,289,000  10.5    2,349,000   2.0           NA   NA
Tangible capital(1) (to
   adjusted total assets) 12,289,000  10.5    1,761,000   1.5           NA   NA
(1)As defined by Regulatory Agencies


Note 16: Employee Benefit Plans

The Banks are participants in a pension fund known as the Financial Institutions Retirement Fund (FIRF). This plan is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer. This plan provides pension benefits for substantially all of the Company's employees. According to FIRF administrators, the value of the vested benefits exceeded the market value of the fund's assets and accordingly the Banks had approximately $6,000 and $341,000 accrued at September 30, 2004 and 2003. Pension expense was $583,000, $521,000 and $592,000 for 2004, 2003 and 2002.

A profit-sharing plan is maintained for the benefit of substantially all of the Company's employees and allows for both employee and Company contributions. The Company contribution consists of a matching contribution of 50 percent of employee contributions, up to 6 percent of eligible employee compensation. The Company contribution to the plan was $107,000, $108,000 and $99,000 for 2004, 2003 and 2002.

                                 Peoples Bancorp
                   Notes to Consolidated Financial Statements
                        September 30, 2004, 2003 and 2002


In connection with the acquisition of Three Rivers Financial Corporation (Three Rivers) in 2000, the Company assumed both the Employee Stock Ownership Plan
(ESOP) and Recognition and Retention Plan (RRP) of Three Rivers. At the date of the merger, the ESOP had debt payable to Three Rivers of $422,000 and unearned shares totaling 50,082. With the merger, the ESOP was obligated to repay the outstanding debt to the Company. Accordingly, the balance of shares that were collateral for the debt had been reflected as a reduction to stockholders' equity. Unearned ESOP shares totaled 31,367 at September 30, 2001 and had a fair value of $470,500. Shares were released to participants proportionately as the loan was repaid. Dividends on allocated shares were recorded as dividends and charged to retained earnings. Dividends on unallocated shares were applied to the principal and interest due on the loan. During 2002, the ESOP plan was terminated. A portion of the shares held in the ESOP was sold and the proceeds from that sale were used to pay off the loan. The remaining shares were distributed to the participants and expensed based upon the fair market value at the date the ESOP was terminated.

Compensation expense was recorded in an amount equal to the fair market value of the stock at the time shares were committed to be released. The expense under the ESOP was $208,000 for 2002.

Effective with the merger, the Company continued the RRP under which Three Rivers had previously granted awards to various directors, officers and employees of the Three Rivers and First Savings. These awards generally vest at a rate of 20 percent per year on the anniversary dates of each grant. The expense under the RRP was $2,000 for 2004, $18,000 for 2003 and $21,000 for 2002.

Note 17: Stock Option Plan

Under the Company's incentive stock option plan approved in 1998, which is accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, the Company grants selected executives and other key employees stock option awards which vest and become fully exercisable at the end of five years of continued employment. During 1999, the Company authorized the grant of options for up to 200,000 shares of the Company's common stock. The exercise price of each option, which has a ten-year life, was equal to or greater than the market price of the Company's stock on the date of grant; therefore, no compensation expense was recognized. The Company has not granted any options during the three year period ended September 30, 2004. The pro forma effect on net income is disclosed in
Note 1.

                                 Peoples Bancorp
                   Notes to Consolidated Financial Statements
                        September 30, 2004, 2003 and 2002


The following is a summary of the status of the Company's stock option plan and changes in that plan as of and for the years ended September 30, 2004, 2003 and 2002.

                               2004                 2003              2002
                                  Weighted-          Weighted-         Weighted-
                                   Average             Average           Average
                                  Exercise            Exercise          Exercise
    Options              Shares    Price       Shares    Price    Shares   Price
--------------------------------------------------------------------------------
Outstanding, beginning
   of year                110,249  $14.43   110,249  $14.43   110,249   $ 14.43
Exercised                  22,206   14.70        --      --        --        --
                          -------   -----   -------- -------  -------- --------
Outstanding, end of year   88,043  $14.40   110,249  $14.43   110,249   $ 14.43
                          =======   =====   =======   =====   =======   =======
Options exercisable at
   year end                88,043           101,327            90,028


As of September 30, 2004, other information by exercise price for options outstanding is as follows:

                                          Weighted-
                             Number       Average
                               of        Remaining
Exercise Price              Shares    Contractual Life    Exercisable
----------------------------------------------------------------------

 $11.16                     41,818        1.5 years        41,818
 $13.05                     18,473        3.0 years        18,473
 $13.78                      4,752        4.0 years         4,752
 $21.50                     23,000        4.5 years        23,000
                           -------                        -------
                            88,043                         88,043
                           =======                        =======

                                 Peoples Bancorp
                   Notes to Consolidated Financial Statements
                        September 30, 2004, 2003 and 2002


Note 18: Earnings Per Share

Earnings per share (EPS) were computed as follows:

                                                             2004
                                                             Weighted-
                                                              Averag  Per-Share
                                                   Income     Shares     Amount
                                                  -----------------------------
Basic Earnings Per Share
    Net income available to common stockholders   $4,734,197  3,382,135   $1.40

Effect of Dilutive Securities
    Stock options and RRP awards                          --     32,950
                                                  ----------  -----------
Diluted Earnings Per Share
    Income available to common stockholders and
      assumed conversions                         $4,734,197  3,415,085   $1.39
                                                  ==========  ==========


                                                              2003
                                                            Weighted-
                                                             Average  Per-Share
                                                  Income     Shares     Amount
                                                  -----------------------------
Basic Earnings Per Share
    Net income available to common stockholders   $5,749,305   3,435,112  $1.67

Effect of Dilutive Securities
    Stock options and RRP awards                           --      27,646
                                                   ----------  ----------
Diluted Earnings Per Share
    Income available to common stockholders and
      assumed conversions                         $5,749,305   3,462,758  $1.66
                                                  ==========   =========


                                                             2002
                                                            Weighted-
                                                             Average  Per-Share
                                                   Income   Shares       Amount
                                                  -----------------------------
Basic Earnings Per Share
    Net income available to common stockholders   $5,404,981   3,456,324  $1.56

Effect of Dilutive Securities
    Stock options and RRP awards                          --      17,235
                                                   ----------  ----------

Diluted Earnings Per Share
    Income available to common stockholders and
      assumed conversions                         $5,404,981   3,473,559  $1.56
                                                  ==========   =========


Options to purchase 30,000 shares of common stock at $21.50 per share were outstanding at September 30, 2002, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                           Peoples Bancorp
                   Notes to Consolidated Financial Statements
                        September 30, 2004, 2003 and 2002


Note 19: Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents - The fair value of cash and cash equivalents approximates carrying value.

Interest-bearing Deposits - The fair value of interest-bearing time deposits approximates carrying value.

Securities and Mortgage-backed Securities - Fair values are based on quoted market prices.

Loans and Loans Held for Sale - For both short-term loans and variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value for other loans is estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Interest Receivable/Payable - The fair values of interest receivable/payable approximate carrying values.

FHLB Stock - Fair value of FHLB stock is based on the price at which it may be resold to the FHLB.

Deposits - The fair values of noninterest-bearing, interest-bearing demand and savings accounts are equal to the amount payable on demand at the balance sheet date. The carrying amounts for variable rate, fixed-term certificates of deposit approximate their fair values at the balance sheet date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.

Short-term Borrowings - The fair value of short-term borrowings approximates carrying value.

Federal Home Loan Bank advances - The fair value of these borrowings is estimated using a discounted cash flow calculation, based on current rates for similar advances.

                                 Peoples Bancorp
                   Notes to Consolidated Financial Statements
                        September 30, 2004, 2003 and 2002


        The estimated fair values of the Company's financial instruments are as follows:

                                         2004                      2003
                                  Carrying      Fair        Carrying     Fair
                                   Amount       Value         Amount    Value
                               -------------------------- ----------------------

Assets
 Cash and cash equivalents  $ 10,924,820  $ 10,924,820 $ 35,161,821 $ 35,161,821
 Interest-bearing time
   deposits                    3,071,046     3,071,046    3,270,106    3,270,106
 Investment securities
   available for sale         95,681,497    95,681,497   85,504,604   85,504,604
 Investment securities held
   to maturity                 1,111,754     1,144,383    2,116,827    2,218,264
 Loans, including loans
   held for sale             360,454,908   367,834,000  356,953,361  368,992,000
 Stock in FHLB                 4,736,500     4,736,500    4,518,700    4,518,700

Liabilities
 Deposits                    370,824,854   372,390,000  380,115,884  385,690,000
 Short-term borrowings         3,321,460     3,321,460    2,649,653    2,649,653
 Federal Home Loan Bank
   advances                   50,100,000    53,447,000   54,100,000   59,316,000


Note 20: Quarterly Results of Operations (Unaudited)


                                                                                 Basic
                                              rovision               Average    Earnings
Quarter     Interest     Interest  Net Interest   For        Net      Shares      Per
Ending       Income      Expense      Income  Loan Losses  Income   Outstanding  Share
-----------------------------------------------------------------------------------------
 Dec 03    $ 6,844,042 $ 2,656,575 $ 4,187,467 $ 41,196   $1,276,439 3,402,938   $ .38
 Mar 04      6,714,082   2,584,346   4,129,736   41,801    1,108,833 3,385,104     .33
 Jun 04      6,592,868   2,542,286   4,050,582   21,121    1,135,804 3,371,266     .34
 Sep 04(a)   6,715,642   2,552,735   4,162,907  (63,744)   1,213,121 3,369,147     .36
            ----------  ----------  ----------  -------    ---------
           $26,866,634 $10,335,942 $16,530,692 $ 40,374   $4,734,197
            ==========  ==========  ==========  =======    =========

 Dec 02    $ 8,033,234 $ 3,423,588 $ 4,609,646 $206,805   $1,501,293 3,446,883   $0.44
 Mar 03      7,484,943   3,093,705   4,391,238  178,721    1,387,403 3,441,328    0.40
 Jun 03      7,240,986   2,874,364   4,366,622   71,973    1,502,968 3,428,544    0.44
 Sep 03      6,989,133   2,755,762   4,233,371   79,682    1,357,641 3,422,181    0.40
            ----------  ----------  ----------  -------    ---------
           $29,748,296 $12,147,419 $17,600,877 $537,181   $5,749,305
           =========== =========== =========== ========   ==========


(a) Net income and earnings per share in the fourth quarter of 2004 were affected by an adjustment to the provision for loan losses based on management's quarterly evaluation of the loan portfolio and the related allowance for loan losses.

                                 Peoples Bancorp
                   Notes to Consolidated Financial Statements
                        September 30, 2004, 2003 and 2002


Note 21: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company.

                                  Condensed Balance Sheets

                                                      2004            2003
                                                   ---------------------------
Assets
    Cash                                           $ 3,929,051     $ 3,452,717
    Investment in subsidiaries                      56,714,406      56,376,711
    Securities available for sale                    4,655,545       4,610,463
    Other assets                                       352,734         124,247
                                                   -----------     -----------
       Total assets                                $65,651,736     $64,564,138
                                                   ===========     ===========
Liabilities
    Dividends payable on common stock              $   603,725     $   579,884
    Other                                               56,451          59,400
                                                   -----------     -----------
       Total liabilities                               660,176         639,284
                                                   -----------     -----------
Stockholders' Equity
    Common stock                                     3,367,803       3,421,895
    Additional paid-in capital                       6,002,637       7,370,513
    Retained earnings                               55,711,953      53,302,385
    Unearned RRP                                            --          (1,522)
    Accumulated other comprehensive income             (90,833)       (168,417)
                                                   -----------     -----------
                                                    64,991,560      63,924,854
                                                   -----------     -----------
    Total liabilities and stockholders' equity     $65,651,736     $64,564,138
                                                   ===========     ===========

                                 Peoples Bancorp
                   Notes to Consolidated Financial Statements
                        September 30, 2004, 2003 and 2002


                                          Condensed Statements of Income

                                                  2004       2003      2002
                                              ---------------------------------
Income
    Dividends from subsidiaries                $4,000,000 $4,000,000 $3,200,000
    Interest on investments                       171,220    196,705    176,047
    Net losses on available-for-sale
      securities                                 (471,946)        --         --
                                               ---------- ----------------------
                                                3,699,274  4,196,705  3,376,047
Expenses                                         (144,775)  (144,012)  (175,163)
                                               ---------- ---------- ----------
Income before equity in undistributed income
   of subsidiaries and income tax expense       3,554,499  4,052,693  3,200,884
Equity in undistributed income of subsidiaries    705,950  1,703,737  2,223,747
                                               ---------- ---------- ----------
Income before income tax                        4,260,449  5,756,430  5,424,631
Income tax expense (benefit)                     (473,748)     7,125     19,650
                                               ---------- ---------- ----------
Net income                                     $4,734,197 $5,749,305 $5,404,981
                                               ========== ========== ==========


                             Condensed Statements of Cash Flows

                                               2004         2003         2002
                                            -----------------------------------

Net cash provided by operating activities   $ 4,032,062 $ 4,046,297 $ 3,571,079
                                            ----------- ----------- -----------
Cash flows from investing activities
    Proceeds from maturities of securities
      held to maturity                               --      40,000      40,000
    Proceeds from maturities and calls of
      securities available for sale             223,728     198,238     280,000
                                            ----------  ----------- -----------
       Net cash provided by investing
          activities                            223,728     238,238     320,000
                                            ----------- ----------- -----------
Cash flows from financing activities
    Stock repurchased                        (1,804,947)   (513,523)   (692,552)
    Stock options exercised                     326,279          --          --
    Cash dividends                           (2,300,788) (2,201,904) (2,094,402)
                                            ----------- ----------- -----------
       Net cash used in financing activities (3,779,456) (2,715,427) (2,786,954)
                                            ----------- ----------- -----------
Net change in cash                              476,334   1,569,108   1,104,125
Cash at beginning of year                     3,452,717   1,883,609     779,484
                                            ----------- ----------- -----------
Cash at end of year                         $ 3,929,051 $ 3,452,717 $ 1,883,609
                                            =========== =========== ===========

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

                                                                      Exhibit 21


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

Peoples Financial Services Inc.             Indiana


First Savings Bank
Federal Savings Bank                        United States of America

And its subsidiary

Alpha Financial, Inc.                       Michigan

                                                                    Exhibit 23.1

     We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-120950) relating to the Employees' Savings & Profit Sharing Plan and Trust of Peoples Bancorp ) and the Registration Statement on Form S-8 (File No. 333-45164) relating to the Three Rivers Financial Corporation Stock Option and Incentive Plan (as assumed by Peoples Bancorp) and the 1998 Peoples Bancorp Stock Option and Incentive Plan of our report dated October 29, 2004, with respect to the consolidated financial statements of Peoples Bancorp included in its Annual Report to Stockholders for the year ended September 30, 2004, filed with the Securities and Exchange Commission on December 10, 2004 (incorporated by reference into its Annual Report on Form 10-K for the year ended September 30, 2004).




/s/BKD, LLP

Indianapolis, Indiana
December 22, 2004

                                                                    Exhibit 31.1


                                  CERTIFICATION

I, Maurice F. Winkler III, President-Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Peoples Bancorp, Incorporated;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, results or operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     (b)  [intentionally omitted].
     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (d) Disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


December 14, 2004
                                               /s/Maurice F. Winkler III
                                               President-Chief Executive Officer

                                                                    Exhibit 31.1
                                  CERTIFICATION

I Deborah K. Stanger, Vice President-Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Peoples Bancorp, Incorporated;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, results or operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b)  [intentionally omitted].
     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (d) Disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  December 14, 2004                  /s/Deborah K. Stanger
                                          Vice President-Chief Financial Officer

                                                                      Exhibit 32



                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), each of the undersigned officers of Peoples Bancorp (the "Company") does hereby certify with respect to the annual report on Form 10-K for the period ended September 30, 2004, as filed with the Securities and Exchange Commission (the "Report"), that:

     1. The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date: December 14, 2004                                /s/Maurice F. Winkler III
                                                       Chief Executive Officer


Date: December 14, 2004                                /s/Deborah K. Stanger
                                                       Chief Financial Officer