Form 10-Q
period 2004-12-31
PEOPLES BANCORP
filed 2005-02-08
CIK 869004

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


December 31, 2004                                                Commission
                                                           File Number 000-18991

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes _____ No __X____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


Common stock, par value $1 per share                 3,365,419 shares
------------------------------------                 ----------------
            (Title of class)                   (Outstanding at January 25, 2005)

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                                                                           Page
                                                                          Number

Part I   Financial Information:

  Item 1.  Consolidated Condensed Financial Statements

             Consolidated Condensed Balance Sheets
             as of December 31, 2004 and September 30, 2004....................3

             Consolidated Condensed Statements of Income for the three
             months ended December 31, 2004 and 2003...........................4

             Consolidated Condensed Statements of Cash Flows for the
             three months ended December 31, 2004 and 2003.....................5

             Notes to Consolidated Condensed Financial Statements............6-8

   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................8-17

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....17-19

   Item 4.  Controls and Procedures...........................................19

Part II.     Other Information
   Item 1.   Legal Proceedings................................................20
   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds......20
   Item 3.   Defaults Upon Senior Securities..................................20
   Item 4.   Submission of Matters to a Vote of Security Holders..............20
   Item 5.   Other Information................................................20
   Item 6.   Exhibits and Reports on Form 8-K.................................20

Signatures.......... .........................................................21

Officer Certifications.....................................................22-25

                                      PART I. FINANCIAL INFORMATION

                                             PEOPLES BANCORP
                                            AND SUBSIDIARIES

                                  CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   Dec. 31, 2004  Sept. 30, 2004
                                                     (Unaudited)
                          ASSETS
Cash and due from financial institutions             $  7,840,547  $  6,270,919
Short-term interest-bearing deposits                    2,645,552     4,653,901
                                                     ------------- -------------
    Total cash and cash equivalents                    10,486,099    10,924,820
Interest-bearing time deposits                          3,269,046     3,071,046
Securities available for sale                          94,893,268    95,681,497
Securities held to maturity
(approximate market value $1,038,588 and $1,144,383)    1,008,276     1,111,754
Loans:
     Loans                                            363,395,358   362,119,727
     Less: Allowance for loan losses                    1,961,249     1,958,569
                                                     ------------- -------------
     Net loans                                        361,434,109   360,161,158
Loans held for sale                                        45,000       293,750
Premises and equipment                                  6,740,471     6,369,290
Federal Home Loan Bank of Indianapolis stock, at cost   4,786,900     4,736,500
Goodwill                                                2,330,198     2,330,198
Other intangible assets                                   436,514       470,975
Other assets                                            6,572,113     6,294,312
                                                     ------------- -------------
    Total assets                                     $492,001,994  $491,445,300
                                                     ============= =============

                       LIABILITIES
NOW and savings deposits                             $166,354,858  $166,792,843
Certificates of deposit                               201,632,606   204,032,011
                                                     ------------- -------------
     Total deposits                                   367,987,464   370,824,854
Short-term borrowings                                   6,629,148     3,321,460
Federal Home Loan Bank advances                        50,100,000    50,100,000
Other liabilities                                       1,991,106     2,207,426
                                                     ------------- -------------
    Total liabilities                                 426,707,718   426,453,740
                                                     ------------- -------------

              COMMITMENTS AND CONTINGENCIES

                   STOCKHOLDERS' EQUITY
Preferred stock, par value $1;
    Authorized and unissued -- 5,000,000 shares                 -             -
Common stock, par value $1;
    Authorized--7,000,000 shares:
    Issued and outstanding--3,365,419 and
         3,367,803 shares                               3,365,419     3,367,803
Additional paid-in capital                              5,954,393     6,002,637
Retained earnings                                      56,226,617    55,711,953
Accumulated other comprehensive loss                     (252,153)      (90,833)
                                                     ------------- -------------
    Total stockholders' equity                         65,294,276    64,991,560
                                                     ------------- -------------
    Total liabilities and stockholders' equity       $492,001,994  $491,445,300
                                                     ============= =============

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three months ended
                                                         December 31,
                                                       2004           2003
                                                  ------------    ------------
Interest Income:
    Loans                                         $ 5,760,427     $ 5,964,739
    Securities                                        798,680         745,478
    Other interest and dividend income                124,174         133,825
                                                  ------------    ------------
                                                    6,683,281       6,844,042
                                                  ------------    ------------
Interest Expense:
     NOWand savings deposits                          312,743         306,209
     Certificates of deposit                        1,490,079       1,576,600
     Short-term borrowings                             10,493           9,836
     Federal Home Loan Bank advances                  705,874         763,930
                                                  ------------    ------------
                                                    2,519,189       2,656,575
                                                  ------------    ------------
Net Interest Income                                 4,164,092       4,187,467
     Provision for losses on loans                     29,850          41,196
                                                  ------------    ------------
Net Interest Income After Provision
      for Losses on Loans                           4,134,242       4,146,271
                                                  ------------    ------------
Other Income:
    Trust income                                       88,778         108,027
     Loan servicing                                    52,844          51,975
     Net gains/(loss) on sale of loans                 (7,646)         21,721
     Gains/(loss) on sale of securities                10,469          (7,014)
    Fees and service charges                          292,707         286,367
    Other income                                      106,724          95,290
                                                  ------------    ------------
                                                      543,876         556,366
                                                  ------------    ------------
Other Expense:
    Salaries and employee benefits                  1,664,996       1,593,246
    Net occupancy expenses                            208,904         202,561
    Equipment expenses                                169,052         209,315
    Data processing expense                           259,761         199,978
    Deposit insurance expense                          13,475          14,257
    Other expenses                                    650,915         515,911
                                                  ------------    ------------
                                                    2,967,103       2,735,268
                                                  ------------    ------------
Income Before Income Tax                            1,711,015       1,967,369
     Income tax expense                               596,790         690,930
                                                  ------------   ------------
Net Income                                        $ 1,114,225     $ 1,276,439
                                                  ============    ============

Basic Income Per Common Share                          $ 0.33          $ 0.38
Diluted Income Per Common Share                        $ 0.33          $ 0.37

See notes to consolidated condensed financial statements.

                                       PEOPLES BANCORP
                                      AND SUBSIDIARIES

                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                                            Three Months Ended
                                                              December 31,
Operating Activities:                                      2004         2003
                                                       ------------ ------------
Net income                                             $ 1,114,225  $ 1,276,439
Items not requiring (providing) cash
           Provision for loan losses                        29,850       41,196
           Investment securities amortization net          126,571      120,984
           Loans originated for sale                      (811,000)  (2,711,050)
           Proceeds from sale of loans held for sale     1,052,104    2,418,771
           (Gain)/loss on sale of loans                      7,646      (21,721)
           Amortization of net loan origination fees      (114,096)    (145,309)
           Depreciation and amortization                   177,212      194,116
Change in
           Interest receivable                             326,485       94,577
           Interest payable                                  6,030       (7,201)
Other adjustments                                         (905,940)     272,593
                                                       ------------ ------------
           Net cash provided by operating activities     1,009,087    1,533,395
                                                       ------------ ------------
Investing Activities:
Net change in interest bearing deposits                   (198,000)          15
Purchases of securities available for sale              (9,008,223) (16,995,020)
Proceeds from sales of securities available for sale     3,193,394    2,983,335
Proceeds from maturities of securities available for sale6,249,966    4,577,774
Proceeds from maturities of securities held to maturity    107,358      352,494
Net changes in loans                                    (1,188,705)  (5,116,437)
Purchase of premises and equipment                        (548,393)    (285,696)
Purchase of FHLB stock                                           -      (21,400)
  Other investing activities                               125,511      337,036
                                                       ------------ ------------
           Net cash used in  investing activities       (1,267,092) (14,167,899)
                                                       ------------ ------------
Financing Activities:
Net change in
           Noninterest bearing, interest bearing demand,
              money market and saving deposits            (437,985)   2,594,343
           Certificates of deposit                      (2,399,405)  (4,536,718)
           Short-term borrowings                         3,307,688      214,836
Proceeds from FHLB advances                                      -            -
Repayment of FHLB advances                                       -            -
Cash dividends                                            (600,386)    (582,162)
Purchase of common stock                                   (50,628)    (635,132)
                                                       ------------ ------------
           Net cash used in financing activities          (180,716)  (2,944,833)
                                                       ------------ ------------
Net change in Cash and Cash Equivalents                   (438,721) (15,579,337)
Cash and Cash Equivalents, Beginning of Year            10,924,820   35,161,821
                                                       ------------ ------------
Cash and  Cash Equivalents, End of Year                $10,486,099  $19,582,484
                                                       ============ ============

              Interest paid                            $ 2,513,159  $ 2,663,776
              Income tax paid                                    -       34,366

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The significant accounting policies followed by Peoples Bancorp (the Company) and its wholly owned subsidiaries, Peoples Federal Savings Bank of DeKalb County and First Savings Bank (the Banks), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for September 30, 2004 filed with the Securities and Exchange Commission. The consolidated condensed balance sheet of the Company as of September 30, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date. All adjustments, which are in the opinion of management necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three months ended December 31, 2004, are not necessarily indicative of those expected for the remainder of the year.

2.  CASH DIVIDEND

A cash dividend of $0.18 per common share was declared on November 16, 2004 payable on January 20, 2005, to stockholders of record as of January 3, 2005.

3.  EARNINGS PER COMMON SHARE

Earnings per share were computed as follows:

                                                                 Three Months Ended December 31,
                                                              2004                                2003
                                             -------------------------------------------------------------------------
                                                           Weighted                              Weighted
                                                           Average     Per-Share                 Average     Per-Share
                                              Income       Shares       Amount    Income         Shares       Amount
                                             ----------------------------------- -------------------------------------
Basic Earnings Per Share
   Income available to common stockholders   $1,114,225    3,367,082       $0.33 $1,276,439    3,402,938       $0.38
Effect of Dilutive Securities
   Stock options                                              24,335                              36,169
Diluted Earnings Per Share
   Income available to common stockholders
                                             ----------------------------------- -------------------------------------
     and assumed conversions                 $1,114,225    3,391,417       $0.33 $1,276,439    3,439,107       $0.37
                                             =================================== =====================================


                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

4. STOCK OPTIONS

The Company has a stock-based employee compensation plan, which is described more fully in Notes to Financial Statements included in the September 30, 2004 Annual Report to shareholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                           Three Months Ended
                                                December 31,
                                        ----------------------------
                                          2004            2003
Net Income
As Reported                              $1,114,225     $ 1,276,439
Less: Total stock-based employee
compensation cost determined
under the fair value based
method, net of income taxes                       -           8,670
                                        ------------   -------------
Pro forma net income                     $1,114,225     $ 1,267,769
                                        ============   =============

Earnings per share:
    Basic - as reported                      $ 0.33          $ 0.38
    Basic - pro forma                        $ 0.33          $ 0.37
    Diluted - as reported                    $ 0.33          $ 0.37
    Diluted - pro forma                      $ 0.33          $ 0.37

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)


5. TEMPORARILY IMPAIRED INVESTMENT SECURITIES

The Company's temporarily impaired investment securities at December 31, 2004 are shown below. Unrealized losses on federal agency, state and municipal, and mortgage-backed securities are caused by interest rate fluctuations in the market. Twenty-three securities within these classifications have been in a loss position for more than one year. Management has the ability to hold these securities until final maturity, at which time the full face value will be realized.

The marketable equity security has been in a loss position for three years. Management believes this has been in correlation to the downturn in the general economy and stock market. This security had recovered in excess of $300,000 in value during the year ended September 30, 2004, and management believes based on the advice of the broker, and current economic trends, the value will continue to recover. However, due to the uncertainty of the timing of this recovery, the loss on the security was recognized in the income statement for the year ended September 30, 2004. The change reflected below, is for the change in value for only the past three months.

                                 Less than 12 Months     12 Months or Longer        Total
                               ---------------------- ---------------------- ----------------------
                                 Fair      Unrealized     Fair    Unrealized     Fair    Unrealized
                                Value        Losses      Value      Losses      Value      Losses
                               ----------- ---------- ----------- ---------- ----------- -----------
Federal agencies               $49,135,265  $322,281   $1,471,895  $ 31,042  $50,607,160  $353,323
State and municipal              3,353,171    25,666    1,741,956    63,070    5,095,127    88,736
Mortgage backed securities       2,970,638    54,448    4,744,113    55,350    7,714,751   109,798
Marketable equity securities     3,948,083    31,859            -         -    3,948,083    31,859
                               ----------- ---------- ----------- ---------- ----------- -----------
    Total temporarily impaired $59,407,157  $434,254   $7,957,964  $149,462  $67,365,121  $583,716
                               =========== ========== =========== ========== =========== ===========

6.  STOCK REPURCHASES

The following table details common stock repurchases made by the Company during the three months ended December 31, 2004 pursuant to a repurchase plan approved by the board of directors in February, 2003 whereby the Company may repurchase up to 300,000 shares of its common stock during the two years ending February, 2005. To date, a total of 103,589 shares have been repurchased under the plan.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

                                                      Total           Maximum
                                                    Numer of         Number of
                           Total      Average   Shares Purchased   Shares that
                         Number of     Price    as Part of           May yet
                          Shares       Paid      Publicly          be Purchased
Period                   Purchased   Per Share   Announced Plan   Under the Plan
--------------------------------------------------------------------------------
October 1-31, 2004               -        $ -            -           198,795
November 1-30, 2004            650      21.32          650           198,145
December 1-31, 2004          1,734      21.21        1,734           196,411
                         ----------               ----------
Total                        2,384    $ 19.98        2,384
                         ==========   =======     ==========


Note 7.  Recent Accounting Pronouncements.
------------------------------------------

In December, 2004, the Financial Accounting Standards Board (FASB) issued an amendment to SFAS 123 (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value-based method. SFAS 123R will be effective for the Company beginning July 1, 2005. SFAS123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date.

As of the required effective date, the Company will apply SFAS 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. For periods before the required effective date, a company may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123.

As of December 31, 2004, all options granted were fully vested. We are currently evaluating the effect of the recognition and measurement provisions of SFAS 123R but we currently believe the adoption of SFAS 123R will not result in a material impact on the Company's results of operations or financial condition should additional grants be made in future periods.

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

CRITICAL ACCOUNTING POLICIES

The notes to the consolidated financial statements contain a summary of the Company's significant accounting policies presented on pages 18-21 of the annual report for fiscal year 2004. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that it's critical accounting policies include determining the allowance for loan losses, ("ALL") and accounting for goodwill.

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

FINANCIAL CONDITION

Total assets at December 31, 2004 were $492,001,994, an increase of $556,694 from September 30, 2004. Significant variations in the composition of assets during that period consisted of the following items:

     Totalnet loans increased by $1,272,951. The increase was due primarily to the slow-down of mortgage loan refinancing due to the slight upturn in interest rates. As refinancings have slowed, fewer loans are being paid off and leaving the banks' portfolios. Loan sales have slowed considerably as illustrated by the decrease on gains on sale of loans from $21,721 to a loss of $7,646 for the three-month periods ended December 31, 2004 and 2003.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

     Total   liabilities  were   $426,707,718  at  December  31,  2004  up  from
     $426,453,740 at September 30, 2004, due to a decrease in Certificates of Deposit combined with an increase in short-term borrowings.

LIQUIDITY

The Company's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At December 31, 2004, and September 30, 2004, cash and short-term interest-bearing deposits totaled $10.5 million and $10.9 million, respectively.

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

CAPITAL RESOURCES

The following table presents Peoples Federal Savings Bank's current regulatory capital position as a dollar amount and as a percentage of assets as of December 31, 2004.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                                 At December 31, 2004
                                ------------------------------------------------
                                                 Required for       To Be Well
                                  Actual      Adequate Capital(1) Capitalized(1)
                                --------------- --------------------------------
                                 Amount    %     Amount     %      Amount   %
                                -------- ------ -------- ------- -------- ------
                               (dollars in thousands)
Total risk-based capital (1)
  (to risk-weighted assets)      $43,408  22.4%  $15,496    8.0%  $19,371  10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)      $42,031  21.7%  $ 7,748    4.0%  $11,622   6.0%
Core Capital (1)
  (to adjusted tangible assets)  $42,031  11.3%  $14,921    4.0%  $18,651   5.0%
Core Capital (1)
  (to adjusted total assets)     $42,031  11.3%  $ 7,461    2.0%      N/A    N/A
Tangible Capital (1)
  (to adjusted total assets)     $42,031  11.3%  $ 5,595    1.5%      N/A    N/A

(1) as defined by regulatory agencies

The following table presents First Savings Bank's current regulatory capital position as a dollar amount and as a percentage of assets as of December 31, 2004.

                                             At December 31, 2004
                                ------------------------------------------------
                                               Required for         To Be Well
                                 Actual       Adequate Capital(1) Capitalized(1)
                                --------------- ------------------ -------------
                                 Amount    %     Amount      %     Amount    %
                                ------- ------- -------- -------- ------- ------
                                  (dollars in thousands)
Total risk-based capital (1)
  (to risk-weighted assets)     $13,755   22.6%  $4,861     8.0%  $6,079   10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)     $13,187   21.7%  $2,431     4.0%  $3,646    6.0%
Core Capital (1)
  (to adjusted tangible assets) $13,187   11.7%  $4,504     4.0%  $5,630    5.0%
Core Capital (1)
  (to adjusted total assets)    $13,187   11.7%  $2,252     2.0%     N/A     N/A
Tangible Capital (1)
  (to adjusted total assets)    $13,187   11.7%  $1,689     1.5%     N/A     N/A

(1) as defined by regulatory agencies

                                PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

SUMMARY OF RESULTS OF OPERATIONS

The Company had net income of $1,114,225 or $0.33 per basic share for the three months ended December 31, 2004 as compared to $1,276,439 or $0.38 per basic share for the same period in 2003. The decrease is primarily due to higher non-interest expense this year versus last, partially offset by lower income tax expense this year due to lower net income for the three-month period.

NET INTEREST INCOME

Net interest income was $4,164,092 for the three months ended December 31, 2004 as compared to $4,187,467 for the same period in 2003. Interest income decreased $160,761 to $6,683,281, for the three months ended December 31, 2004 as compared to the same period in 2003. The decrease was due to a combination of lower rates earned and lower volumes of loans. While interest rates earned on investments were higher than last year, volumes were lower. However, since rates increased more than volumes decreased, this segment of interest income increased slightly over last year. Interest expense decreased $137,386 to $2,519,189 for the three months ended December 31, 2004 versus 2003 due to lower volumes of deposits and borrowings.

Provision for loan loss decreased $11,346 to $29,850 for the three months ended December 31, 2004 as compared to the same period the prior year reflecting normal adjustments to the allowance for loan loss account.

The following table presents average balances and associated rates earned and paid for all interest-earning assets and interest-bearing liabilities for the three months ended December 31, 2004 and 2003 (dollars in thousands).

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                    2004                        2003
                       -----------------------------  --------------------------
                         Average           Effective   Average         Effective
                         Balance  Interest   Rate      Balance  Interest   Rate
                       ---------  --------  -------   --------- -------- -------
Loans                  $360,202   $ 5,760    6.40%     361,875  $ 5,965    6.59%
Securities               96,124       799    3.32%      98,636      745    3.02%
Other                    13,327       124    3.72%      16,894      134    3.17%
                       ---------  --------            --------- --------
Combined                469,653     6,683    5.69%     477,405    6,844    5.73%
                       ---------  --------            --------- --------
NOW and savings
     deposits           171,478       313    0.73%     167,246      306    0.73%
Certificates of deposit 202,066     1,490    2.95%     214,297    1,577    2.94%
Borrowings               52,915       716    5.41%      56,719      774    5.46%
                       ---------  --------            --------- --------
Combined               $426,459     2,519    2.36%    $438,262    2,657    2.43%
                       ---------  --------            --------- --------
Net interest income/
   interest rate spread           $ 4,164    3.33%              $ 4,187    3.30%
                                  ========  =======             ======== =======


The following table illustrates the change in net interest income due to changes in rates and average volumes for the three months ended December 31, 2004 (in thousands).


                              Rate         Volume        Total
                           ------------  -----------   -----------
Loans                           $ (176)       $ (29)       $ (205)
Securities                          73          (19)           54
Other                               23          (33)          (10)
                           ------------  -----------   -----------
Total                              (80)         (81)         (161)
                           ------------  -----------   -----------

NOW and savings deposits             -            7             7
Certificates of deposit              5          (92)          (87)
Borrowings                          (7)         (51)          (58)
                           ------------  -----------   -----------
Total                               (2)        (136)         (138)
                           ------------  -----------   -----------
Net interest income              $ (78)        $ 55         $ (23)
                           ============  ===========   ===========

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

LOANS, NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE

The following table presents the composition of the loan portfolio at December 31, 2004 and September 30, 2004 (in thousands):

TYPE OF LOAN                     AMOUNT          %           AMOUNT       %
                               ----------   ---------      -----------   ------
Residential:                               (Dollars in thousands)
     Single family units        $283,420      77.4%         288,453      78.8%
     2-4 family units              1,592       0.4%           1,550       0.4%
     Over 4 family units           2,308       0.6%           2,401       0.7%
Home Equity Lines of Credit       24,535       6.7%          23,227       6.3%
Commercial real estate            23,476       6.4%          22,447       6.1%
Land acquisition and
     development                   2,037       0.6%           1,683       0.5%
Consumer and other loans          28,357       7.7%          25,558       7.0%
Loans on deposits                    618       0.2%             675       0.2%
                               ----------   --------       ---------   --------
                                 366,343     100.0%         365,994     100.0%
                               ----------   --------       ---------   --------
Less:
Undisbursed portion
     of loans                      1,581                      2,440
Deferred loan fees and
     discounts                     1,367                      1,434
                               ----------                  ---------
                                   2,948                      3,874
                               ----------                  ---------
Total loans receivable           363,395                    362,120
Allowance for losses
     on loans                      1,961                      1,959
                               ----------                  ----------
Net loans                       $361,434                    $360,161
                               ==========                  ==========

Non-performing assets at December 31, 2004 and September 30, 2004 are as follows (in thousands):

                                   December 31, 2004       September 30, 2004
Non-accruing loans                        $   423              $   493
Loans contractually past due 90 days
     or more other than nonaccruing             -                   26
Real estate owned (REO)                       838                  940
Restructured loans                            970                  922
                                      ------------         ------------
                                          $ 2,231              $ 2,381
                                      ============         ============

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

It is the Company's policy to carry REO at the lower of cost or the net realizable value less estimated costs to sell. After repossession, appraised value is reduced for estimated repair and selling costs, and the net amount is the carrying value of the property. Any changes in estimated realizable value after the initial repossession, are charged to a specific loss reserve account for REO. Net charge-offs for the three months ended December 31, 2004 were $44,000 and were incurred primarily due to residential REO and consumer loans.

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

NON-INTEREST INCOME

The Company's non-interest income for the three months ended December 31, 2004, was $543,876 as compared to $556,366 for the same period one year ago. The decrease was attributable to a combination of decreases in gains on sales of loans and trust income, partially offset by increased gains on sales of securities. As mortgage interest rates have started to increase slightly, the volume of loan refinancings has declined, and so loan sales has decreased significantly. Management anticipates that the refinancing volume will continue at a much slower pace this year than last, which may negatively impact non-interest income. Trust income increased significantly last year with the acquisition of the trust accounts of First Federal Savings Bank of Huntington, IN. As the year has progressed, some of these accounts have been lost to competitors, causing this years income to decrease slightly.

On January 11, 2005 Peoples Financial Services, the wholly owned insurance agency subsidiary of Peoples Federal Savings Bank purchased the book of business of Nagel Insurance Agency for $36,400. Management anticipates this will increase the business of the insurance agency, and so enhance non-interest income in the future.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

NON-INTEREST EXPENSE

Total non-interest expense for the three months ended December 31, 2004 was $2,967,103 as compared to $2,735,268 for the same period in 2003. Salaries and employee benefits increased $71,750 to $1,664,996 for the quarter ended December 31, 2004, due to regular salary increases.

Data processing expense increased $59,783 from the prior year to $259,761 for the three months ended December 31, 2004 due to the addition of internet banking, and other services to better serve customer needs.

Other expenses increased $135,004 to $650,915 due to small increases in advertising, postage, loan expense, meals and entertainment expenses, and charitable contributions over last year.

INCOME TAXES

Income tax expense decreased to $596,790 from $690,930 for the three months ended December 31, 2004 and 2003 due to lower pretax income. The effective tax rates for the three months ended December 31, 2004 and 2003 were 34.9% and 35.1% respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The OTS has issued a regulation, that uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes. Institutions that do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. Both Peoples Federal Savings Bank and First Savings Bank file Schedule CMR. However, results calculated from the December 31, 2004 schedule CMR are not yet available from the OTS. Therefore, the tables below present the results of this analysis for Peoples Federal and First Savings as of September 30, 2004 and 2003. Under the regulation, institutions that must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk-based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

present value of its assets. Presented below as of September 30, 2004 and 2003 is an analysis performed by the OTS of Peoples Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point increments, up 300 and down 100 basis points.

                          Peoples Federal Savings Bank
                   Interest Rate Risk As of September 30, 2004
                             (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp           37,608     (17,540)     -32%       10.40%      (381)
+200 bp           44,829     (10,319)     -19%       12.06%      (215)
+100 bp           50,731      (4,417)      -8%       13.32%       (88)
   0 bp           55,148           -        -        14.20%         -
-100 bp           55,199          51        0%       14.10%       (11)

                          Peoples Federal Savings Bank
                   Interest Rate Risk As of September 30, 2003
                             (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp           42,468     (11,450)       -21%       11.00%      (224)
+200 bp           48,414      (5,503)       -10%       12.57%       (97)
+100 bp           52,878      (1,039)        -2%       13.45%       (10)
   0 bp           53,918           -           -       13.55%         -
-100 bp           54,222         305         -1%       13.48%        (7)

Presented below are the same tables for First Savings:


                               First Savings Bank
                   Interest Rate Risk As of September 30, 2004
                             (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
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

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including our President and Chief Executive Officer and our Secretary and Treasurer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d- 14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our President and Chief Executive Officer and our Chief
Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our President Chief Executive Officer and our Chief Financial Officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

Item 1.  Legal Proceedings
              None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
             None

Item 3.  Defaults Upon Senior Securities
              None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other information
             None

Item 6.  Exhibits
Exhibit 31.1- Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2- Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32-Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Reports on Form 8-K
A Form 8-K was filed on November 26, 2004 regarding the annual financial results of Peoples Bancorp for the period ended September 30, 2004.
A Form 8-K was filed on December 17, 2004 regarding amendments to the Bylaws of Peoples Bancorp.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                                   SIGNATURES


Under the  requirements  of the Securities  Exchange Act of 1934, the Registrant

has duly  caused  this  Report  to be signed  on its  behalf by the  undersigned thereunto duly authorized.



Date:  January 25, 2005                               /s/Maurice F. Winkler, III
                                                      Chief Executive Officer


Date:  January 25, 2005
                                                      /s/Deborah K. Stanger
                                                      Principal Financial and
                                                      Accounting Officer

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

         January 25, 2005           /s/Maurice F. Winkler, III
                                    President and Chief Executive Officer

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

      January 25, 2005     /s/Deborah K. Stanger
                           Vice President-Chief Financial Officer

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

January 25, 2005                                      /s/Maurice F. Winkler, III
                                                      Chief Executive Officer

January 25, 2005                                      /s/Deborah K. Stanger
                                                      Chief Financial Officer