Form 10-Q
period 2005-03-31
PEOPLES BANCORP
filed 2005-05-12
CIK 869004

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



March 31, 2005                                  Commission File Number 000-18991

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


Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes _____ No __X____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


Common stock, par value $1 per share                       3,361,542 shares
------------------------------------                       ----------------
            (Title of class)                       (Outstanding at May 12, 2005)

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                                                                           Page
                                                                          Number
Part I   Financial Information:

  Item 1.  Consolidated Condensed Financial Statements

               Consolidated Condensed Balance Sheets
               as of March 31, 2005 and September 30, 2004.....................3
               Consolidated Condensed Statements of Income for the three
                  and six months ended March 31, 2005 and 2004.................4

               Consolidated Condensed Statements of Cash Flows for the
               six months ended March 31, 2005 and 2004........................5

               Notes to Consolidated Condensed Financial Statements.........6-10

   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................11-19

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....19-21

   Item 4.  Controls and Procedures...........................................21

Part II.     Other Information
   Item 1.   Legal Proceedings................................................22
   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds......22
   Item 3.   Defaults Upon Senior Securities..................................22
   Item 4.   Submission of Matters to a Vote of Security Holders..............22
   Item 5.   Other Information................................................22
   Item 6.   Exhibits and Reports on Form 8-K.................................22

Signatures.......... .........................................................23

Officer Certifications.....................................................24-26

                          PART I. FINANCIAL INFORMATION

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                              March 31, 2005  September 30, 2004
                                               (Unaudited)
                          ASSETS
Cash and due from financial institutions       $  7,436,535    $  6,270,919
Short-term interest-bearing deposits              7,469,048       4,653,901
                                               -------------   -------------
    Total cash and cash equivalents              14,905,583      10,924,820
Interest-bearing time deposits                    3,269,046       3,071,046
Securities available for sale                    95,029,749      95,681,497
Securities held to maturity
   (approximate fair value $925,135 and $1,144,383) 906,727       1,111,754
Loans:
     Loans                                      358,920,003     362,119,727
     Less: Allowance for loan losses              1,951,758       1,958,569
                                               -------------   -------------
     Net loans                                  356,968,245     360,161,158
Loans held for sale                                       -         293,750
Premises and equipment                            6,616,919       6,369,290
Federal Home Loan Bank of Indianapolis
     stock, at cost                               4,837,800       4,736,500
Goodwill                                          2,330,198       2,330,198
Other intangible assets                             402,052         470,975
Other assets                                      7,051,933       6,294,312
                                               -------------   -------------
    Total assets                               $492,318,252    $491,445,300
                                               =============   =============

                        LIABILITIES
NOW and savings deposits                       $166,349,586    $166,792,843
Certificates of deposit                         201,589,626     204,032,011
                                               -------------   -------------
     Total deposits                             367,939,212     370,824,854
Short-term borrowings                             2,606,646       3,321,460
Federal Home Loan Bank advances                  55,100,000      50,100,000
Other liabilities                                 1,759,192       2,207,426
                                               -------------   -------------
    Total liabilities                           427,405,050     426,453,740
                                               -------------   -------------

               COMMITMENTS AND CONTINGENCIES

                   STOCKHOLDERS' EQUITY
Preferred stock, par value $1;
    Authorized and unissued -- 5,000,000 shares           -               -
Common stock, par value $1;
    Authorized--7,000,000 shares:
    Issued and outstanding--3,361,542 and
         3,367,803 shares                         3,361,542       3,367,803
Additional paid-in capital                        5,877,336       6,002,637
Retained earnings                                56,634,655      55,711,953
Accumulated other comprehensive loss               (960,331)        (90,833)
                                               -------------   -------------
    Total stockholders' equity                   64,913,202      64,991,560
                                               -------------   -------------
    Total liabilities and stockholders' equity $492,318,252    $491,445,300
                                               =============   =============

See notes to consolidated condensed financial statements.

                  PEOPLES BANCORP
                  AND SUBSIDIARIES

    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (Unaudited)

                                                 Three months ended      Six months ended
                                                      March 31,             March 31,
                                                   2005        2004        2005        2004
                                               ---------- ---------- ----------- -----------
Interest Income:
    Loans                                      $5,753,483 $5,844,500 $11,513,910 $11,809,239
    Securities                                    812,203    744,823   1,610,883   1,490,301
    Other interest and dividend income            134,027    124,759     258,201     258,584
                                               ---------- ---------- ----------- -----------
                                                6,699,713  6,714,082  13,382,994  13,558,124
                                               ---------- ---------- ----------- -----------
Interest Expense:
     NOW and savings deposits                     309,664    300,991     622,407     607,200
     Certificates of deposit                    1,498,342  1,516,691   2,988,421   3,093,291
     Short-term borrowings                          9,694     11,040      20,187      20,876
     Federal Home Loan Bank advances              729,422    755,624   1,435,296   1,519,554
                                               ---------- ---------- ----------- -----------
                                                2,547,122  2,584,346   5,066,311   5,240,921
                                               ---------- ---------- ----------- -----------
Net Interest Income                             4,152,591  4,129,736   8,316,683   8,317,203
     Provision for losses on loans                  2,603     41,801      32,453      82,997
                                               ---------- ---------- ----------- -----------
Net Interest Income After Provision
      for Losses on Loans                       4,149,988  4,087,935   8,284,230   8,234,206
                                               ---------- ---------- ----------- -----------
Other Income:
    Trust income                                   78,888     93,055     167,666     201,082
     Loan servicing                                22,967     18,235      39,226      30,758
     Net gains/(loss) on sale of loans             31,493     42,574      60,432     103,747
     Gains/(loss) on sale of securities                 -     11,216      10,469       4,202
    Fees and service charges                      242,680    227,648     535,387     514,015
    Other income                                   66,309    118,695     173,033     213,985
                                               ---------- ---------- ----------- -----------
                                                  442,337    511,423     986,213   1,067,789
                                               ---------- ---------- ----------- -----------
Other Expense:
    Salaries and employee benefits              1,687,214  1,586,548   3,352,210   3,179,794
    Net occupancy expenses                        243,075    222,538     451,979     444,705
    Equipment expenses                            207,027    204,606     376,079     394,315
    Data processing expense                       273,235    264,985     532,996     464,963
    Deposit insurance expense                      13,335     14,564      26,810      28,821
    Other expenses                                617,173    614,614   1,268,088   1,130,525
                                               ---------- ---------- ----------- -----------
                                                3,041,059  2,907,855   6,008,162   5,643,123
                                               ---------- ---------- ----------- -----------
Income Before Income Tax                        1,551,266  1,691,503   3,262,281   3,658,872
     Income tax expense                           538,148    582,670   1,134,938   1,273,600
                                               ---------- ---------- ----------- -----------
Net Income                                     $1,013,118 $1,108,833 $ 2,127,343 $ 2,385,272
                                               ========== ========== =========== ===========

Basic Income Per Common Share                      $ 0.30     $ 0.33      $ 0.63      $ 0.70
Diluted Income Per Common Share                    $ 0.30     $ 0.32      $ 0.63      $ 0.70
Dividends Declared per Common Share                $ 0.18     $ 0.17      $ 0.36      $ 0.34

See notes to consolidated condensed financial statements.

                                       PEOPLES BANCORP
                                      AND SUBSIDIARIES

                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                                          Six Months Ended
                                                              March 31,
Operating Activities:                                     2005         2004
                                                      ------------ ------------
 Net income                                           $ 2,127,343  $ 2,385,272
 Items not requiring (providing) cash
     Provision for loan losses                             32,453       82,997
     Investment securities amortization net               195,428      246,338
     Loans originated for sale                         (1,938,700)  (4,871,395)
     Proceeds from sale of loans held for sale          2,271,847    4,594,071
     (Gain)/loss on sale of loans                         (60,432)    (103,747)
     Amortization of net loan origination fees           (282,100)    (266,786)
     Depreciation and amortization                        385,996      406,568
 Change in
     Interest receivable                                  690,953       42,202
     Interest payable                                     101,312       (8,398)
 Other adjustments                                     (1,620,601)    (733,869)
                                                      ------------ ------------
Net cash provided by operating activities               1,903,499    1,773,253
                                                      ------------ ------------
Investing Activities:
 Net change in interest bearing deposits                 (198,000)      99,015
 Purchases of securities available for sale           (10,986,343) (24,039,550)
 Proceeds from sales of securities available for sale   3,193,394    5,069,518
 Proceeds from maturities of securities available
     for sale                                           6,861,740   14,213,477
 Proceeds from maturities of securities held
     to maturity                                          220,436      556,686
 Net changes in loans                                   3,307,945   (4,378,849)
 Purchase of premises and equipment                      (633,625)    (493,819)
 Other investing activities                               249,201      535,317
                                                      ------------ ------------
Net cash provided by (used in)  investing activities    2,014,748   (8,438,205)
                                                      ------------ ------------
Financing Activities:
 Net change in
     Noninterest bearing, interest bearing demand,
        money market and saving deposits                 (443,257)   1,711,387
     Certificates of deposit                           (2,442,385)  (8,187,841)
     Short-term borrowings                               (714,814)     495,876
 Proceeds from Federal Home Loan Bank advances          5,000,000            -
 Cash dividends paid                                   (1,205,466)  (1,157,089)
 Purchase of common stock                                (131,562)  (1,550,181)
 Exercise of stock options                                      -      235,475
                                                      ------------ ------------
Net cash provided by (used in) financing activities        62,516   (8,452,373)
                                                      ------------ ------------
 Net change in Cash and Cash Equivalents                3,980,763  (15,117,325)
 Cash and Cash Equivalents, Beginning of Year          10,924,820   35,161,821
                                                      ------------ ------------
  Cash and  Cash Equivalents, End of Year             $14,905,583  $20,044,496
                                                      ============ ============

              Interest paid                           $ 4,964,999  $ 5,249,319
              Income tax paid                           1,127,730    1,424,472

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The significant accounting policies followed by Peoples Bancorp (the Company) and its wholly owned subsidiaries, Peoples Federal Savings Bank of DeKalb County and First Savings Bank (the Banks), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for September 30, 2004 filed with the Securities and Exchange Commission. The consolidated condensed balance sheet of the Company as of September 30, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date. All adjustments, which are in the opinion of management necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three and six months ended March 31, 2005, are not necessarily indicative of those expected for the remainder of the year.

2.  CASH DIVIDEND

A cash dividend of $0.18 per common share was declared on February 15, 2005 payable on April 14, 2005, to stockholders of record as of April 1, 2005.

3.  EARNINGS PER COMMON SHARE

Earnings per share were computed as follows:

                                                                      Three Months Ended March 31,
                                                              2005                                 2004
                                              ------------------------------------ -------------------------------------
                                                            Weighted                               Weighted
                                                            Average     Per-Share                  Average     Per-Share
                                               Income        Shares       Amount      Income        Shares       Amount
                                              ------------------------------------ -------------------------------------
Basic Earnings Per Share
   Income available to common stockholders    $1,013,118    3,364,102       $0.30  $1,108,833    3,385,104       $0.33
Effect of Dilutive Securities
   Stock options                                               24,741                               34,842
Diluted Earnings Per Share
   Income available to common stockholders
                                              ----------------------------------- --------------------------------------
     and assumed conversions                  $1,013,118    3,388,843       $0.30  $1,108,833    3,419,946       $0.32
                                              =================================== ======================================


                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

   NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

                                                                      Six Months Ended March 31,
                                                               2005                               2004
                                              -------------------------------------------------------------------------
                                                            Weighted                              Weighted
                                                            Average     Per-Share                 Average     Per-Share
                                               Income        Shares       Amount     Income        Shares       Amount
                                              ------------------------------------ ------------------------------------
Basic Earnings Per share
   Income available to common stockholders    $2,127,343    3,365,608       $0.63  $2,385,272    3,394,070       $0.70
Effect of Dilutive Securities
   Stock options                                               24,538                               35,512
Diluted Earnings Per Share
   Income available to common stockholders
                                              ------------------------------------ ------------------------------------
     and assumed conversions                  $2,127,343    3,390,146       $0.63  $2,385,272    3,429,582       $0.70
                                              ==================================== ====================================


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

                                    Three Months Ended       Six Months Ended
                                        March 31,               March 31,
                                  ----------------------------------------------
                                   2005        2004        2005        2004
                                  ---------- ----------- ----------- -----------
Net Income
As Reported                       $1,013,118 $ 1,108,833 $ 2,127,343 $ 2,385,272
Less: Total stock-based employee
compensation cost determined
under the fair value based
method, net of income taxes                -       2,890           -      11,560
                                  ---------- ----------- ----------- -----------
Pro forma net income              $1,013,118 $ 1,105,943 $ 2,127,343 $ 2,373,712
                                  ========== =========== =========== ===========

Earnings per share:
    Basic - as reported               $ 0.30      $ 0.33       $0.63       $0.70
    Basic - pro forma                   0.30        0.33        0.63        0.69
    Diluted - as reported               0.30        0.32        0.63        0.70
    Diluted - pro forma                 0.30        0.32        0.63        0.69

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

   NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

5. TEMPORARILY IMPAIRED INVESTMENT SECURITIES

The Company's temporarily impaired investment securities at March 31, 2005 are shown below. Unrealized losses on federal agency, state and municipal, and mortgage-backed securities are caused by interest rate fluctuations in the market. Twenty-three securities within these classifications have been in a loss position for more than one year. Management has the ability to hold these securities until final maturity, at which time the full face value will be realized.

The marketable equity security has been in a loss position for three years. Management believes this has been in correlation to the downturn in the general economy and stock market. This security had recovered in excess of $300,000 in value during the year ended September 30, 2004, and management believes based on the advice of the broker, and current economic trends, the value will continue to recover. However, due to the uncertainty of the timing of this recovery, the loss on the security was recognized in the income statement for the year ended September 30, 2004. The change reflected below, is for the change in value for only the past six months.

                                  Less than 12 Months    12 Months or Longer         Total
                                ---------------------- --------------------- ----------------------
                                    Fair    Unrealized    Fair    Unrealized   Fair      Unrealized
                                    Value     Losses     Value      Losses    Value      Losses
                                ----------- ---------- ---------- ---------- ----------- ----------
Federal agencies                $69,256,470 $1,192,257 $2,412,731 $103,107   $71,669,201 $1,295,364
State and municipal               4,304,823     47,999  2,836,247  133,705     7,141,070    181,704
Mortgage backed securities        3,674,994    102,310  4,370,810   58,831     8,045,804    161,141
                                ----------- ---------- ---------- ---------- ----------- ----------
    Total temporarily impaired  $77,236,287 $1,342,566 $9,619,788 $295,643   $86,856,075 $1,638,209
                                =========== ========== ========== ========== =========== ==========

6.  STOCK REPURCHASES

The following table details common stock repurchases made by the Company during the three months ended March 31, 2005 pursuant to a repurchase plan approved by the board of directors in February, 2003 whereby the Company may repurchase up to 300,000 shares of its common stock during the three years ending February, 2006. To date, a total of 107,466 shares have been repurchased under the plan.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

   NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)


Note 7.  Comprehensive Income

Total comprehensive income for the three and six months ended March 31, 2005 was $305,000 and $1,258,000, respectively. Total comprehensive income for the three and six months ended March 31, 2004 was $1,485,000 and $2,695,000, repectively

Note 8.  Recent Accounting Pronouncements.

In December, 2004, the Financial Accounting Standards Board (FASB) issued an amendment to SFAS 123 (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value-based method. SFAS 123R will be effective for the Company beginning January 1, 2006. SFAS123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date.

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

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

   NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

As of March 31, 2005, all options granted were fully vested. We are currently evaluating the effect of the recognition and measurement provisions of SFAS 123R but we currently believe the adoption of SFAS 123R will not result in a material impact on the Company's results of operations, cash flows or financial position.

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

CRITICAL ACCOUNTING POLICIES

The notes to the consolidated financial statements contain a summary of the Company's significant accounting policies presented on pages 18-21 of the annual report for fiscal year 2004. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, ("ALL") and accounting for goodwill.

ALLOWANCE FOR LOAN LOSSES

The ALL is a significant estimate that can and does change based on management's assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. Management reviews the adequacy of the ALL on a monthly basis. This review is based on specific identified risks or anticipated losses in individual loans, a percentage factor based on the classification of certain loans, and managements' analysis of overall economic conditions such as employment, bankruptcy trends, property value changes and changes in delinquency levels. Credits are evaluated individually based on degree of delinquency and/or identified risk ratings of special mention, doubtful or loss. Credits with delinquency levels of less than 60 days and risk ratings of satisfactory/monitor or better are reviewed in the aggregate. Percentage factors applied to

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

individualcredits are based on risk rating, the type of credit and estimated potential losses in the event liquidation becomes necessary. Percentage factors applied to loans reviewed in the aggregate are based solely on the type of credit. Anticipated losses on other real estate owned are recognized immediately upon recording the asset.

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

FINANCIAL CONDITION

Total assets at March 31, 2005 were $492,318,252, an increase of $872,952 from September 30, 2004. Significant variations in the composition of assets during that period consisted of the following items:

     Total net loans decreased by $3,192,913. The decrease was primarily in the single family mortgage sector, reflecting loans being refinanced at other institutions.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

     Cash and cash equivalents increased $3,980,763. As loans have paid off, the funds have remained in short-term interest bearing accounts.

     Total liabilities were $427,405,050 at March 31, 2005 up from $426,453,740 at September 30, 2004, due to an increase in FHLB advances partially offset by a decrease in certificates of deposit.

LIQUIDITY

The Company's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At March 31, 2005, and September 30, 2004, cash and short-term interest-bearing deposits totaled $14.9 million and $10.9 million, respectively.

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

CAPITAL RESOURCES

The following table presents Peoples Federal Savings Bank's current regulatory capital position as a dollar amount and as a percentage of assets as of March 31, 2005.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


                                               At March 31, 2005
                                ------------------------------------------------
                                                 Required for       To Be Well
                                     Actual  Adequate Capital(1) Capitalized (1)
                                 Amount    %      Amount     %     Amount   %
                                ------- ------- --------- ------- ------- ------
                                             (dollars in thousands)
Total risk-based capital (1)
  (to risk-weighted assets)     $44,329   23.3%  $15,192    8.0%  $18,990  10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)     $42,951   22.6%  $ 7,596    4.0%  $11,394   6.0%
Core Capital (1)
  (to adjusted tangible assets) $42,951   11.4%  $15,021    4.0%  $18,777   5.0%
Core Capital (1)
  (to adjusted total assets)    $42,951   11.4%    7,511    2.0%     N/A     N/A
Tangible Capital (1)
  (to adjusted total assets)    $42,951   11.4%  $ 5,633    1.5%     N/A     N/A

(1) as defined by regulatory agencies

The following table presents First Savings Bank's current regulatory capital position as a dollar amount and as a percentage of assets as of March 31, 2005


                                                At March 31, 2005
                                ------------------------------------------------
                                                Required for       To Be Well
                                    Actual   Adequate Capital(1) Capitalized (1)
                                --------------- ----------------- --------------
                                 Amount    %     Amount      %     Amount    %
                                ------- ------- ------- --------- ------- ------
                                    (dollars in thousands)
Total risk-based capital (1)
  (to risk-weighted assets)     $13,893   22.9%  $4,880     8.0%   $6,075  10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)     $13,327   21.9%  $2,430     4.0%   $3,645   6.0%
Core Capital (1)
  (to adjusted tangible assets) $13,327   11.9%  $4,463     4.0%   $5,579   5.0%
Core Capital (1)
  (to adjusted total assets)    $13,327   11.9%  $2,231     2.0%      N/A    N/A
Tangible Capital (1)
  (to adjusted total assets)    $13,327   11.9%  $1,674     1.5%      N/A    N/A

(1) as defined by regulatory agencies

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

SUMMARY OF RESULTS OF OPERATIONS

The Company had net income of $1,013,118 or $0.30 per basic share for the three months, and $2,127,343 or $0.63 per basic share for the six months ended March 31, 2005 as compared to $1,108,833 or $0.33, and $2,385,272 or $0.70 per basic share for the same periods in 2004. The decrease is primarily due to a combination of lower non-interest income and higher non-interest expense this year versus last, partially offset by lower income tax expense this year due to lower net income for the three and six month periods.

NET INTEREST INCOME

Net interest income was $4,152,591 for the three months, and $8,316,683 for the six months ended March 31, 2005 as compared to $4,129,736 and $8,317,203 for the same periods in 2004. Interest income decreased $14,369 to $6,699,713, for the three months, and $175,130 to $13,382,994 for the six months ended March 31, 2005 as compared to the same periods in 2004. The decrease was due to a combination of lower rates earned and lower volumes of loans. This decrease was partially offset by an increase in interest earned on investment securities due to both higher rates earned and higher volumes of securities owned this year versus last. Interest expense decreased $37,224 to $2,547,122 for the three months and $174,610 to $5,066,311 for the six months ended March 31, 2005 versus 2004 due to lower volumes of deposits and borrowings.

Provision for loan loss decreased $50,544 to $32,453 for the six months ended March 31, 2005 as compared to the same period the prior year reflecting normal adjustments to the allowance for loan loss account.

The following table presents average balances and associated rates earned and paid for all interest-earning assets and interest-bearing liabilities for the six months ended March 31, 2005 and 2004 (dollars in thousands).

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                   2005                        2004
                       ---------------------------- ----------------------------
                        Average           Effective Average            Effective
                        Balance  Interest  Rate     Balance   Interest   Rate
                       --------  -------- --------  --------- -------- ---------
Loans                  $359,570  $11,514    6.40%   $362,483   $11,809    6.52%
Securities               96,041    1,611    3.35%     91,053     1,490    3.27%
Other                    13,425      258    3.84%     20,606       259    2.51%
                       --------  -------            --------  --------
Combined                469,036   13,383    5.71%    474,142    13,558    5.72%
                       --------  -------            --------  --------
NOW and savings
     deposits           169,170      622    0.74%    168,766       607    0.72%
Certificates of deposit 201,510    2,989    2.97%    212,234     3,093    2.91%
Borrowings               54,905    1,455    5.30%     56,899     1,541    5.42%
                       --------  -------            --------  --------
Combined               $425,585    5,066    2.38%   $437,899     5,241    2.39%
                       --------  -------            --------  --------
Net interest income/
   interest rate spread          $ 8,317    3.33%              $ 8,317    3.33%
                                 ======== ======              =======   ========


The following table illustrates the changenet interest income due to changes in rates and average volumes for the six months ended March 31, 2005 (in thousands).


                               Rate       Volume          Total
                           ------------  -----------   -----------
Loans                            $(205)        $(90)        $(295)
Securities                          84           37           121
Other                               89          (90)           (1)
                           ------------  -----------   -----------
Total                              (32)        (143)         (175)
                           ------------  -----------   -----------

NOW and savings deposits            14            1            15
Certificates of deposit             72         (176)         (104)
Borrowings                         (33)         (53)          (86)
                           ------------  -----------   -----------
Total                               53         (228) #       (175)
                           ------------  -----------   -----------
Net interest income              $ (85)        $ 85  #      $   -
                           ============  ===========   ===========

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

LOANS, NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE

The following table presents the composition of the loan portfolio at March 31, 2005 and September 30, 2004 (in thousands):

                               March 31, 2005   September 30, 2004
                              ----------------- ------------------
TYPE OF LOAN                   AMOUNT     %      AMOUNT      %
                              -------- -------- -------- ---------
Residential:                         (Dollars in thousands)
     Single family units      $283,140   78.3%  $288,453   78.8%
     2-4 family units            1,638    0.4%     1,550    0.4%
     Over 4 family units         2,176    0.6%     2,401    0.7%
Home Equity Lines of Credit     24,629    6.8%    23,227    6.3%
Commercial real estate          23,778    6.6%    22,447    6.1%
Land acquisition and
     development                 1,974    0.5%     1,683    0.5%
Consumer and other loans        23,851    6.6%    25,558    7.0%
Loans on deposits                  572    0.2%       675    0.2%
                              -------- -------- -------- ---------
                               361,758  100.0%   365,994  100.0%
                              -------- -------- -------- --------
Less:
Undisbursed portion
     of loans                    1,598             2,440
Deferred loan fees and
     discounts                   1,240             1,434
                              --------          --------
                                 2,838             3,874
                              --------          --------
Total loans receivable         358,920           362,120
Allowance for losses
     on loans                    1,952             1,959
                              --------          --------
Net loans                     $356,968          $360,161
                              ========          ========

Non-performing assets at March 31, 2005 and September 30, 2004 are as follows (in thousands):

                                           March 31, 2005    September 30, 2004
Non-accruing loans                             $1,074               $  493
Loans contractually past due 90 days
     or more other than nonaccruing                 2                   26
Real estate owned (REO)                           885                  940
Restructured loans                                816                  922
                                           ------------         ------------
                                               $2,777               $2,381
                                           ============         ============

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

It is the Company's policy to carry REO at the lower of cost or the net realizable value less estimated costs to sell. After repossession, appraised value is reduced for estimated repair and selling costs, and the net amount is the carrying value of the property. Any changes in estimated realizable value after the initial repossession, are charged to a specific loss allowance account for REO. Net charge-offs for the six months ended March 31, 2005 were $39,000 and were incurred primarily due to residential REO and consumer loans.

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

NON-INTEREST INCOME

The Company's non-interest income for the three and six months ended March 31, 2005, was $442,337 and $986,213 as compared to $511,423 and $1,067,789 for the same periods one year ago. The decrease was attributable to a combination of decreases in gains on sales of loans and trust income, partially offset by increased gains on sales of securities. As mortgage interest rates have started to increase slightly, the volume of loan refinancings has declined, and so loan sales has decreased significantly. Management anticipates that the refinancing volume will continue at a much slower pace this year than last, which may negatively impact non-interest income. Trust income increased significantly last year with the acquisition of the trust accounts of First Federal Savings Bank of Huntington, IN. As the year has progressed, some of these accounts have been lost to competitors, causing this year's income to decrease slightly.

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

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

NON-INTEREST EXPENSE

Total non-interest expense for the three and six months ended March 31, 2005 was $3,041,059 and $6,008,162 as compared to $2,907,855 and $5,643,123 for the same periods in 2004. Salaries and employee benefits increased $100,666 to $1,687,214 for the quarter ended March 31, 2005, and $172,416 to $3,352,210 for the six months due to regular salary increases.

Data processing expense increased $68,033 from the prior year to $532,996 for the six months ended March 31, 2005 due to the addition of internet banking, and other services to better serve customer needs.

Other  expenses  increased  $137,563 to  $1,268,088  due to small  increases  in
postage,  loan  expense,  meals  and  entertainment   expenses,  and  charitable
contributions over last year.

INCOME TAXES

Income tax expense decreased to $1,134,938 from $1,273,600 for the six months ended March 31, 2005 and 2004 due to lower pretax income. The effective tax rate for the six months ended March 31, 2005 and 2004 was 34.8%.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Office of Thrift Supervision has issued a regulation, that uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's net present value in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes. Institutions that do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. Both Peoples Federal Savings Bank and First Savings Bank file Schedule CMR. However, results calculated from the December 31, 2004 schedule CMR are not yet available from the OTS. Therefore, the tables below present the results of this analysis for Peoples Federal and First Savings as of September 30, 2004 and 2003. Under the regulation, institutions that must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk-based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

calculated  exposure to a 200 basis  point  interest  rate  increase or decrease
(whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets. Presented below as of December 31, 2004 and 2003 is an analysis performed by the OTS of Peoples Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point increments, up 300 and down 100 basis points.

                     Peoples Federal Savings Bank
                  Interest Rate Risk As of December 31, 2004
                         (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp           40,784     (15,659)       -28%       11.19%      (332)
+200 bp           47,251      (9,192)       -16%       12.64%      (187)
+100 bp           52,594      (3,849)        -7%       13.77%       (75)
   0 bp           56,443           -           -       14.51%         -
-100 bp           56,633         191          0%       14.44%        (8)


                     Peoples Federal Savings Bank
                  Interest Rate Risk As of December 31, 2003
                         (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp           40,358     (15,627)       -28%       10.89%      (322)
+200 bp           46,936      (9,049)       -16%       12.33%      (177)
+100 bp           52,203      (3,782)        -7%       13.41%       (70)
   0 bp           55,985           -           -       14.11%         -
-100 bp           55,192        (792)        -1%       13.80%       (31)

Presented below are the same tables for First Savings:

                        First Savings Bank
                  Interest Rate Risk As of December 31, 2004
                         (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp           15,897       (1,890)      -11%       14.04%           (96)
+200 bp           16,920        (868)        -5%       14.68%       (32)
+100 bp           17,583        (204)        -1%       15.02%         2
   0 bp           17,788           -           -       15.01%         -
-100 bp           17,544        (243)        -1%       14.65%       (35)

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

                          First Savings Bank
                  Interest Rate Risk As of December 31, 2003
                         (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp           14,491        (868)        -6%       12.29%       (20)
+200 bp           15,169        (191)        -1%       12.66%        16
+100 bp           15,498         138          1%       12.75%        26
   0 bp           15,360           -           -       12.50%         -
 100 bp           14,784        (576)        -4%       11.92%       (57)

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including our President and Chief Executive Officer and our Secretary and Treasurer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d- 14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our President and Chief Executive Officer and our Chief
Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our President Chief Executive Officer and our Chief Financial Officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

Item 1.  Legal Proceedings
              None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
             None

Item 3.  Defaults Upon Senior Securities
              None

Item 4.  Submission of Matters to a Vote of Security Holders
     On January 12, 2005 the Company held its annual meeting of shareholders. A total of 2,771,969 shares were represented in person or by proxy at the meeting.
G. Richard Gatton was elected to the Board of Directors for a three-year term expiring in 2008. 2,705,346 shares were voted in favor of the election of the nominee and there were 66,623 votes withheld. John C. Thrapp was elected to the Board of Directors for a three-year term expiring in 2008. 2,695,502 shares were voted in favor of the election of the nominee and there were 76,467 votes withheld. Roger J. Wertenberger was elected to the Board of Directors for a two-year term expiring in 2007. 2,702,750 shares were voted in favor of the election of the nominee and there were 69,219 votes withheld. BKD LLP was approved as the auditor of Peoples Bancorp for the fiscal year ending September 30, 2005. 2,703,861 shares were voted in favor of approval, with 37,187 votes withheld.

Item 5.  Other information
             None

Item 6.  Exhibits
Exhibit 31.1- Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2- Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32-Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Reports on Form 8-K
A Form 8-K was filed on February 7, 2005 regarding the quarterly financial results of Peoples Bancorp for the period ended December 31, 2004.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                                   SIGNATURES


Under the  requirements  of the Securities  Exchange Act of 1934, the Registrant

has duly  caused  this  Report  to be signed  on its  behalf by the  undersigned thereunto duly authorized.



Date:    May 12, 2005                                 /s/Maurice F. Winkler, III
                                                      Chief Executive Officer


Date:  May 12, 2005                                   /s/Deborah K. Stanger
                                                     Principal Financial and
                                                     Accounting Officer

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

         May 12, 2005                      /s/Maurice F. Winkler, III
                                           President and Chief Executive Officer

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

      May 12, 2005                        /s/Deborah K. Stanger
                                          Vice President-Chief Financial Officer

                                                                    Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), each of the undersigned officers of Peoples Bancorp, (the "Company") does hereby certify with respect to the Quarterly Report of the Company on form 10-Q for the period ended March 31, 2005 (the "Report") that:

     1. The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 12, 2005                                          /s/Maurice F. Winkler, III
                                                      Chief Executive Officer

May 12, 2005
                                                      /s/Deborah K. Stanger
                                                      Chief Financial Officer