Form 10-Q
period 2005-06-30
PEOPLES BANCORP
filed 2005-08-10
CIK 869004

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



June 30, 2005                                                   Commission
                                                           File Number 000-18991

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes _____ No __X____


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


Common stock, par value $1 per share                   3,341,832 shares
------------------------------------                   ----------------
       (Title of class)                          (Outstanding at August 9, 2005)

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES


                                                                           Page
                                                                          Number

Part I   Financial Information:

  Item 1.  Consolidated Condensed Financial Statements

            Consolidated Condensed Balance Sheets
            as of June 30, 2005 and September 30, 2004.........................3
            Consolidated Condensed Statements of Income for the three
            and nine months ended June 30, 2005 and 2004.......................4

            Consolidated Condensed Statements of Cash Flows for the
            nine months ended June 30, 2005 and 2004...........................5

            Notes to Consolidated Condensed Financial Statements............6-10

   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................11-19

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....19-21

   Item 4.  Controls and Procedures...........................................22

Part II.     Other Information
   Item 1.   Legal Proceedings................................................23
   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds......23
   Item 3.   Defaults Upon Senior Securities..................................23
   Item 4.   Submission of Matters to a Vote of Security Holders..............23
   Item 5.   Other Information................................................23
   Item 6.   Exhibits and Reports on Form 8-K.................................23

Signatures....................................................................24

Officer Certifications.....................................................25-27

                                       PART I. FINANCIAL INFORMATION

                                              PEOPLES BANCORP
                                             AND SUBSIDIARIES

                                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                    June 30,2005   Sept.30, 2004
                                                    (Unaudited)
                          ASSETS
Cash and due from financial institutions             $  8,720,048  $  6,270,919
Short-term interest-bearing deposits                      809,933     4,653,901
                                                     ------------- -------------
    Total cash and cash equivalents                     9,529,981    10,924,820
Interest-bearing time deposits                          3,467,056     3,071,046
Securities available for sale                         101,879,228    95,681,497
Securities held to maturity
   (approximate fair value $827,475 and $1,144,383)       822,976     1,111,754
Loans:
     Loans                                            359,614,952   362,119,727
     Less: Allowance for loan losses                    1,966,666     1,958,569
                                                     ------------- -------------
     Net loans                                        357,648,286   360,161,158
Loans held for sale                                             -       293,750
Premises and equipment                                  6,466,142     6,369,290
Federal Home Loan Bank of Indianapolis stock, at cost   4,888,200     4,736,500
Goodwill                                                2,330,198     2,330,198
Other intangible assets                                   367,590       470,975
Other assets                                            6,267,295     6,294,312
                                                     ------------- -------------
    Total assets                                     $493,666,952  $491,445,300
                                                     ============= =============

                        LIABILITIES
NOW and savings deposits                             $164,087,165  $166,792,843
Certificates of deposit                               203,552,042   204,032,011
                                                     ------------- -------------
     Total deposits                                   367,639,207   370,824,854
Short-term borrowings                                   3,356,681     3,321,460
Federal Home Loan Bank advances                        55,075,500    50,100,000
Other liabilities                                       1,914,736     2,207,426
                                                     ------------- -------------
    Total liabilities                                 427,986,124   426,453,740
                                                     ------------- -------------

               COMMITMENTS AND CONTINGENCIES

                   STOCKHOLDERS' EQUITY
Preferred stock, par value $1;
    Authorized and unissued -- 5,000,000 shares                 -             -
Common stock, par value $1;
    Authorized--7,000,000 shares:
    Issued and outstanding--3,344,001 and
         3,367,803 shares                               3,344,001     3,367,803
Additional paid-in capital                              5,540,194     6,002,637
Retained earnings                                      57,200,509    55,711,953
Accumulated other comprehensive loss                     (403,876)      (90,833)
                                                     ------------- -------------
    Total stockholders' equity                         65,680,828    64,991,560
                                                     ------------- -------------
    Total liabilities and stockholders' equity       $493,666,952  $491,445,300
                                                     ============= =============

See notes to consolidated condensed financial statements.

                  PEOPLES BANCORP
                  AND SUBSIDIARIES

    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (Unaudited)

                                           Three months ended        Nine months ended
                                                 June 30,                June 30,
                                             2005         2004        2005         2004
                                          ----------  ----------  -----------  -----------
Interest Income:
    Loans                                 $5,691,481  $5,703,010  $17,205,391  $17,512,249
    Securities                               900,374     778,015    2,511,257    2,268,316
    Other interest and dividend income       169,537     111,843      427,738      370,427
                                          ----------  ----------  -----------  -----------
                                           6,761,392   6,592,868   20,144,386   20,150,992
                                          ----------  ----------  -----------  -----------
Interest Expense:
     NOW and savings deposits                329,558     300,393      951,965      907,593
     Certificates of deposit               1,561,686   1,483,065    4,550,107    4,576,356
     Short-term borrowings                     7,608       9,658       27,795       30,534
     Federal Home Loan Bank advances         733,895     749,170    2,169,191    2,268,724
                                          ----------  ----------  -----------  -----------
                                           2,632,747   2,542,286    7,699,058    7,783,207
                                          ----------  ----------  -----------  -----------
Net Interest Income                        4,128,645   4,050,582   12,445,328   12,367,785
     Provision for losses on loans            15,157      21,121       47,610      104,118
                                          ----------  ----------  -----------  -----------
Net Interest Income After Provision
      for Losses on Loans                  4,113,488   4,029,461   12,397,718   12,263,667
                                          ----------  ----------  -----------  -----------
Other Income:
    Trust income                              96,403      75,470      264,069      276,552
     Loan servicing                           28,286      18,983       67,512       49,741
     Net gains/(loss) on sale of loans        38,268      90,658       98,700      194,405
     Gains/(loss) on sale of securities            -           -       10,469        4,202
    Fees and service charges                 273,855     292,665      809,242      806,680
    Other income                              87,732      80,705      260,765      294,690
                                          ----------  ----------  -----------  -----------
                                             524,544     558,481    1,510,757    1,626,270
                                          ----------  ----------  -----------  -----------
Other Expense:
    Salaries and employee benefits         1,705,242   1,571,013    5,057,452    4,750,807
    Net occupancy expenses                   224,493     216,172      676,472      660,877
    Equipment expenses                       182,070     207,447      558,149      601,762
    Data processing expense                  254,205     260,757      787,201      725,720
    Deposit insurance expense                 13,008      14,451       39,818       43,272
    Other expenses                           468,717     595,613    1,736,805    1,726,138
                                          ----------  ----------  -----------  -----------
                                           2,847,735   2,865,453    8,855,897    8,508,576
                                          ----------  ----------  -----------  -----------
Income Before Income Tax                   1,790,297   1,722,489    5,052,578    5,381,361
     Income tax expense                      622,525     586,685    1,757,463    1,860,285
                                          ----------  ----------  -----------  -----------
Net Income                                $1,167,772  $1,135,804  $ 3,295,115  $ 3,521,076
                                          ==========  ==========  ===========  ===========

Basic Income Per Common Share                 $ 0.35      $ 0.34       $ 0.98       $ 1.04
Diluted Income Per Common Share               $ 0.35      $ 0.33       $ 0.97       $ 1.03
Dividends Declared per Common Share           $ 0.18      $ 0.17       $ 0.54       $ 0.51

See notes to consolidated condensed financial statements.


                                        PEOPLES BANCORP
                                        AND SUBSIDIARIES

                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                                             Nine Months Ended
                                                                 June 30,
Operating Activities:                                     2005           2004
                                                        ------------ -----------
Net income                                              $3,295,115    3,521,076
Items not requiring (providing) cash
         Provision for loan losses                          47,610      104,118
         Investment securities amortization net            244,322      319,307
         Loans originated for sale                      (2,766,700)  (8,056,585)
         Proceeds from sale of loans held for sale       3,159,150    7,728,257
         Gain on sale of loans                             (98,700)     (77,662)
         Amortization of net loan origination fees        (382,609)    (395,596)
         Depreciation and amortization                     578,160      599,933
Change in
         Interest receivable                               249,134      235,923
         Interest payable                                   24,285      (24,511)
 Other adjustments                                         298,534     (411,261)
                                                       ------------ ------------
         Net cash provided by operating activities       4,648,301    3,542,999
                                                       ------------ ------------
Investing Activities:
Net change in interest bearing deposits                   (396,010)      99,040
Purchases of securities available for sale             (20,770,034) (38,642,358)
Proceeds from sales of securities available for sale     3,193,394    5,069,518
Proceeds from maturities of securities
   available for sale                                    9,744,501   22,777,891
Proceeds from maturities of securities held to maturity    306,744      862,568
Net changes in loans                                     2,495,624   (5,524,062)
Purchase of premises and equipment                        (688,901)    (696,209)
Other investing activities                                 544,896    1,137,795
                                                       ------------ ------------
         Net cash used in  investing activities         (5,569,786) (14,915,817)
                                                       ------------ ------------
Financing Activities:
Net change in
         Noninterest bearing, interest bearing demand,
            money market and saving deposits            (2,705,678)   2,415,130
         Certificates of deposit                          (479,969) (10,197,555)
         Short-term borrowings                              35,221     (109,466)
Proceeds from Federal Home Loan Bank advances            5,975,500            -
Repayment of Federal Home Loan Bank advances            (1,000,000)  (1,000,000)
Cash dividends paid                                     (1,812,185)  (1,727,254)
Purchase of common stock                                  (486,243)  (1,614,435)
Exercise of stock options                                        -      273,276
                                                       ------------ ------------
         Net cash used in financing activities            (473,354) (11,960,304)
                                                       ------------ ------------
Net change in Cash and Cash Equivalents                 (1,394,839) (23,333,122)
Cash and Cash Equivalents, Beginning of Year            10,924,820   35,161,821
                                                        ----------- ------------
 Cash and  Cash Equivalents, End of Year               $ 9,529,981  $11,828,699
                                                        =========== ============

              Interest paid                             $7,674,773  $ 7,807,718
              Income tax paid                            1,652,883    1,842,767

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The significant accounting policies followed by Peoples Bancorp (the Company) and its wholly owned subsidiaries, Peoples Federal Savings Bank of DeKalb County and First Savings Bank (the Banks), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for September 30, 2004 filed with the Securities and Exchange Commission. The consolidated condensed balance sheet of the Company as of September 30, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date. All adjustments, which are in the opinion of management necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three and nine months ended June 30, 2005, are not necessarily indicative of those expected for the remainder of the year.

2.  CASH DIVIDEND

A cash dividend of $0.18 per common share was declared on May 16, 2005 payable on July 21, 2005, to stockholders of record as of July 1, 2005.

3.  EARNINGS PER COMMON SHARE

Earnings per share were computed as follows:

                                                               Three Months Ended June 30,
                                                          2005                            2004
                                             ------------------------------  -----------------------------------
                                                        Weighted                           Weighted
                                                        Average   Per-Share                Average     Per-Share
                                             Income      Shares    Amount      Income      Shares       Amount
                                             ------------------------------  -----------------------------------
Basic Earnings Per Share
   Income available to common stockholders   $1,167,772 3,355,549    $0.35   $1,135,804    3,371,266     $0.34
Effect of Dilutive Securities
   Stock options                                           22,361                             33,047
Diluted Earnings Per Share
   Income available to common stockholders
                                             ------------------------------  -----------------------------------
     and assumed conversions                 $1,167,772  3,377,910    $0.35   $1,135,804   3,404,313     $0.33
                                             ==============================  ===================================

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

               NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
                             STATEMENTS (continued)

                                                           Nine Months Ended June 30,
                                                           2005                                  2004
                                            ------------------------------------------------------------------
                                                       Weighted                            Weighted
                                                       Average     Per-Share               Average   Per-Share
                                            Income      Shares       Amount     Income      Shares    Amount
                                            --------------------------------  --------------------------------
Basic Earnings Per share
   Income available to common stockholders  $3,295,115  3,362,255     $0.98   $3,521,076  3,386,496    $1.04
Effect of Dilutive Securities
   Stock options                                           23,812                            34,691
Diluted Earnings Per Share
   Income available to common stockholders
                                            --------------------------------  --------------------------------
     and assumed conversions                $3,295,115  3,386,067     $0.97   $3,521,076  3,421,187    $1.03
                                            ================================  ================================

For the three months ended June 30, 2005, options to purchase 23,000 shares of common stock at an exercise price of $21.50 per share were outstanding, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

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


                                     Three Months Ended   Nine Months Ended
                                        June 30,             June 30,
                                  --------------------- ---------------------
                                   2005       2004       2005       2004
                                  --------------------- ---------------------
Net Income
As Reported                       $1,167,772 $1,135,804 $3,295,115 $3,521,076

Less: Total stock-based employee
compensation cost determined
under the fair value based
method, net of income taxes                -          -          -     11,560
                                  ---------- ---------- ---------- ----------
Pro forma net income              $1,167,772 $1,135,804 $3,295,115 $3,509,516
                                  ========== ========== ========== ==========

Earnings per share:
    Basic - as reported               $ 0.35     $ 0.34      $0.98      $1.04
    Basic - pro forma                   0.35       0.34       0.98       1.04
    Diluted - as reported               0.35       0.33       0.97       1.03
    Diluted - pro forma                 0.35       0.33       0.97       1.03

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

               NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
                             STATEMENTS (continued)

5. TEMPORARILY IMPAIRED INVESTMENT SECURITIES

The Company's temporarily impaired investment securities at June 30, 2005 are shown below. Unrealized losses on federal agency, state and municipal, and mortgage-backed securities are caused by interest rate fluctuations in the market. Management has the ability to hold these securities until final maturity, at which time the full face value will be realized.

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

                                  Less than 12 Months    12 Months or Longer         Total
                                ---------------------- ---------------------- ----------------------
                                    Fair    Unrealized     Fair    Unrealized    Fair     Unrealized
                                   Value      Losses      Value      Losses     Value       Losses
                                ----------- ---------- ----------- ---------- ----------- ----------
Federal agencies                $33,160,835  $276,485  $29,786,314  $273,371  $62,947,149  $549,856
State and municipal               2,093,657     9,241    3,902,830    78,039    5,996,487    87,280
Mortgage backed securities          106,623       405    7,335,658   112,039    7,442,281   112,444
                                ----------- ---------- ----------- ---------- ----------- -----------
    Total temporarily impaired  $35,361,115  $286,131  $41,024,802  $463,449  $76,385,917  $749,580
                                =========== ========== =========== ========== =========== ===========


6.  STOCK REPURCHASES

The following table details common stock repurchases made by the Company during the three months ended June 30, 2005 pursuant to a repurchase plan approved by the board of directors in February, 2003 whereby the Company may repurchase up to 300,000 shares of its common stock during the three years ending February, 2006. To date, a total of 125,007 shares have been repurchased under the plan.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

               NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
                             STATEMENTS (continued)

                                                 Total               Maximum
                                                 Numer of             Number of
                       Total        Average    Shares Purchased     Shares that
                     Number of       Price     as Part of             May yet
                      Shares         Paid       Publicly           be Purchased
Period               Purchased     Per Share    Announced Plan    Under the Plan
--------------------------------------------------------------------------------
April 1-30, 2005           -           $ -             -                196,411
May 1-31, 2005        10,500         20.16        10,500                185,911
June 1-30, 2005        7,041         20.31         7,041                178,870
                  -----------                 -----------
Total                 17,541       $ 20.22        17,541
                  ===========   ============  ============


Note 7.  Comprehensive Income

Total comprehensive income for the three and nine months ended June 30, 2005 was $1,724,227 and $2,982,072, respectively. Total comprehensive income (loss) for the three and nine months ended June 30, 2004 was $(127,948) and $2,567,266 respectively.

Note 8.  Recent Accounting Pronouncements.
------------------------------------------

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

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

               NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
                             STATEMENTS (continued)

As of June 30, 2005, all options granted were fully vested. We are currently evaluating the effect of the recognition and measurement provisions of SFAS 123R but we currently believe the adoption of SFAS 123R will not result in a material impact on the Company's results of operations, cash flows or financial position.

In April 2005, the SEC issued an amendment to SFAS No. 123(R), which allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The new rule does not change the accounting required by SFAS No. 123(R), it only changes the dates for compliance with the standard. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on October 1, 2005.

In June, 2005 the FASB Board decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the FASB staff to issue a staff position (FSP) which will be retitled FSP 115-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". The final FSP will supersede EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." FSP FAS 115-1 will replace guidance in EITF Issue 03-1 on loss recognition with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". FSP FAS 115-1 will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.

FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has consistently followed the loss recognition guidance in SFAS No. 115, so the adoption of FSP FAS 115-1 will not have any significant impact on the Company's financial condition or results of operations.

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

FINANCIAL CONDITION

Total assets at June 30, 2005 were $493,666,952, an increase of $2,221,652 from September 30, 2004. Significant variations in the composition of assets during that period consisted of the following items:

o Total net loans decreased by $2,512,872. The decrease was primarily in the single family mortgage sector, reflecting loans being refinanced at other institutions.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

o    Cash  and  cash  equivalents   decreased  $1,394,839  and  securities  have
     increased $5,908,953. As loans have paid off, the funds have been invested in securities to maximize the yield available on the funds.

o Total liabilities were $427,986,124 at June 30, 2005 up from $426,453,740 at September 30, 2004, due to an increase in Federal Home Loan Bank advances partially offset by a decrease in certificates of deposit.

 LIQUIDITY

The Company's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At June 30, 2005, and September 30, 2004, cash and short-term interest-bearing deposits totaled $9.5 million and $10.9 million, respectively.

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

CAPITAL RESOURCES

The following table presents Peoples Federal Savings Bank's current regulatory capital position as a dollar amount and as a percentage of assets as of June 30, 2005.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                                 At June 30, 2005
                                 -----------------------------------------------
                                                Required for        To Be Well
                                     Actual  Adequate Capital(1) Capitalized (1)
                                  Amount   %      Amount     %     Amount    %
                                 ------- ------- -------- ------- ------- ------
                                           (dollars in thousands)
Total risk-based capital (1)
  (to risk-weighted assets)      $44,341   23.2%  $15,280   8.0%  $19,100 10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)      $42,634   22.5%  $ 7,640   4.0%  $11,460  6.0%
Core Capital (1)
  (to adjusted tangible assets)  $42,634   11.4%  $15,053   4.0%  $18,816  5.0%
Core Capital (1)
  (to adjusted total assets)     $42,634   11.4%  $ 7,526   2.0%      N/A   N/A
Tangible Capital (1)
  (to adjusted total assets)     $42,634   11.4%  $ 5,645   1.5%      N/A   N/A

(1) as defined by regulatory agencies

The following table presents First Savings Bank's current regulatory capital position as a dollar amount and as a percentage of assets as of June 30, 2005

                                                 At June 30, 2005
                                 -----------------------------------------------
                                               Required for        To Be Well
                                     Actual  Adequate Capital(1) Capitalized (1)
                                  Amount   %     Amount     %     Amount     %
                                 ------- ------ ------- -------- ------- -------
                                             (dollars in thousands)
Total risk-based capital (1)
  (to risk-weighted assets)      $14,081  22.1%  $5,100   8.0%   $6,375  10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)      $13,506  21.2%  $2,550   4.0%   $3,825   6.0%
Core Capital (1)
  (to adjusted tangible assets)  $13,506  12.2%  $4,448   4.0%   $5,560   5.0%
Core Capital (1)
  (to adjusted total assets)     $13,506  12.2%  $2,224   2.0%      N/A    N/A
Tangible Capital (1)
  (to adjusted total assets)     $13,506  12.2%  $1,668   1.5%      N/A    N/A

(1) as defined by regulatory agencies

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

SUMMARY OF RESULTS OF OPERATIONS

The Company had net income of $1,167,772 or $0.35 per basic share for the three months, and $3,295,115 or $0.98 per basic share for the nine months ended June 30, 2005 as compared to $1,135,804 or $0.34, and $3,521,076 or $1.04 per basic share for the same periods in 2004. For the three month periods, net income increased primarily due to a gain of approximately $100,000 on a sale of real estate owned, also causing higher income taxes for this year versus last. The decrease in net income for the nine month periods is primarily due to a combination of lower non-interest income and higher non-interest expense this year versus last, partially offset by lower income tax expense this year due to lower net income.

NET INTEREST INCOME

Net interest income was $4,128,645 for the three months, and $12,445,328 for the nine months ended June 30, 2005 as compared to $4,050,582 and $12,367,785 for the same periods in 2004. Interest income increased $168,524 to $6,761,392, for the three months, and decreased $6,606 to $20,144,386 for the nine months ended June 30, 2005 as compared to the same periods in 2004. The decrease was due to a combination of lower rates earned and lower volumes of loans. This decrease for the nine-month period was almost totally offset by an increase in interest earned on investment securities due to both higher rates earned and higher volumes of securities owned this year versus last. Interest expense increased $90,461 to $2,632,747 for the three months and decreased $84,149 to $7,699,058 for the nine months ended June 30, 2005 versus 2004. The decrease in interest expense for the nine-month period is due to the Banks being slower to raise deposit rates than the general interest rate market. However, during the last quarter, as competition has increased, the Banks have been forced to increase deposit rates to remain competitive. Since deposits reprice more quickly than most assets, this trend could have a negative impact on earnings going forward.

Provision for loan loss decreased $56,508 to $47,610 for the nine months ended June 30, 2005 as compared to the same period the prior year reflecting normal adjustments to the allowance for loan loss account.

The following table presents average balances and associated rates earned and paid for all interest-earning assets and interest-bearing liabilities for the nine months ended June 30, 2005 and 2004 (dollars in thousands).

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                   2005                          2004
                      ----------------------------  ----------------------------
                       Average           Effective  Average            Effective
                       Balance   Interest  Rate     Balance   Interest   Rate
                      ---------  --------- ------   --------- --------- -------
Loans                  $357,859    $17,205  6.41%    $362,176   $17,512   6.45%
Securities               97,375      2,511  3.44%      96,311     2,268   3.14%
Other                    14,744        428  3.87%      15,242       371   3.25%
                       ---------  ---------          --------- ---------
Combined                469,978     20,144  5.71%     473,729    20,151   5.67%
                       ---------  ---------          --------- ---------
NOW and savings
     deposits           169,508        952  0.75%     167,066       908   0.72%
Certificates of deposit 201,560      4,550  3.01%     210,465     4,576   2.90%
Borrowings               55,433      2,197  5.28%      56,720     2,299   5.40%
                       --------   --------          ---------  --------
Combined               $426,501      7,699  2.41%    $434,251     7,783   2.39%
                       ---------  ---------          --------- ---------
Net interest income/
   interest rate sprea             $12,445  3.30%               $12,368   3.28%
                                   ======== =====               =======   =====

The following table illustrates the change in net interest income due to changes in rates and average volumes for the nine months ended June 30, 2005 (in thousands).

                              Rate         Volume        Total
                           ------------  -----------   -----------
Loans                           $(105)      $(202)       $(307)
Securities                        218          25          243
Other                              69         (12)          57
                           ------------  -----------   -----------
Total                             182        (189)          (7)
                           ------------  -----------   -----------

NOW and savings deposits           33          11           44
Certificates of deposit           226        (252)         (26)
Borrowings                        (51)        (51)        (102)
                           ------------  -----------   -----------
Total                             208        (292)         (84)
                           ------------  -----------   -----------
Net interest income             $ (26)      $ 103         $ 77
                           ============  ===========   ===========

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

LOANS, NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE

The following table presents the composition of the loan portfolio at June 30, 2005 and September 30, 2004 (in thousands):

                                     June 30, 2005       September 30, 2004
                                   ------------------------------------------
TYPE OF LOAN                        AMOUNT       %         AMOUNT         %
                                   -----------------  ------------------------
Residential:                                (Dollars in thousands)
     Single family units           $284,062    78.2%       $288,453    78.8%
     2-4 family units                 1,619     0.4%          1,550     0.4%
     Over 4 family units              2,708     0.7%          2,401     0.7%
Home Equity Lines of Credit          24,505     6.7%         23,227     6.3%
Commercial real estate               24,306     6.7%         22,447     6.1%
Land acquisition and
     development                      1,871     0.5%          1,683     0.5%
Consumer and other loans             23,851     6.6%         25,558     7.0%
Loans on deposits                       591     0.2%            675     0.2%
                                   --------   ------       --------   ------
                                    363,513   100.0%        365,994   100.0%
                                   --------   ------       --------   ------
Less:
Undisbursed portion
     of loans                         2,726                   2,440
Deferred loan fees and
     discounts                        1,172                   1,434
                                   --------                --------
                                      3,898                   3,874
                                   --------                --------
Total loans receivable              359,615                 362,120
Allowance for losses
     on loans                         1,967                   1,959
                                   --------                --------
Net loans                          $357,648                $360,161
                                   ========                ========


Non-performing assets at June 30, 2005 and September 30, 2004 are as follows (in thousands):

                                           June 30, 2005    September 30, 2004
Non-accruing loans                              $  915            $  493
Loans contractually past due 90 days
     or more other than nonaccruing                  -                26
Real estate owned (REO)                            617               940
Restructured loans                                 798               922
                                           ------------       -----------
                                                $2,330            $2,381
                                           ============       ===========

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

It is the Company's policy to carry REO at the lower of cost or the net realizable value less estimated costs to sell. After repossession, appraised value is reduced for estimated repair and selling costs, and the net amount is the carrying value of the property. Any changes in estimated realizable value after the initial repossession, are charged to a specific loss allowance account for REO. Net charge-offs for the nine months ended June 30, 2005 were $38,000 and were incurred primarily due to residential REO and consumer loans.

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

NON-INTEREST INCOME

The Company's non-interest income for the three and nine months ended June 30, 2005, was $524,544 and $1,510,757 as compared to $558,481 and $1626,270 for the same periods one year ago. The decrease for the nine-month period was attributable to a combination of decreases in gains on sales of loans and trust income, partially offset by increased gains on sales of securities. As mortgage interest rates have started to increase slightly, the volume of loan refinancings has declined, and so loan sales has decreased significantly. Management anticipates that the refinancing volume will continue at a much slower pace this year than last, which may negatively impact non-interest income. Trust income increased significantly last year with the acquisition of the trust accounts of First Federal Savings Bank of Huntington, IN. As the year has progressed, some of these accounts have been lost to competitors, causing this year's income to decrease slightly.

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

NON-INTEREST EXPENSE

Total non-interest expense for the three and nine months ended June 30, 2005 was $2,847,735 and $8,855,897 as compared to $2,865,453 and $8,508,576 for the same periods in 2004. Salaries and employee benefits increased $134,229 to $1,705,242 for the quarter ended June 30, 2005, and $306,645 to $5,057,452 for the nine months due to regular salary increases and the increased cost of insurance and pension benefits.

Data processing expense increased $61,481 from the prior year to $787,201 for the nine months ended June 30, 2005 due to the addition of internet banking, and other services to better serve customer needs.

Other expenses decreased $126,896 to $468,717 for the quarter, and remained basically unchanged at $1,736,805 for the nine months due to a gain on the sale of real estate owned of approximately $100,000 during the quarter. The nine-month increase was due to small increases in postage, loan expense, meals and entertainment expenses, and charitable contributions over last year.

INCOME TAXES

Income tax expense increased to $622,525 from $586,685 for the three months ended June 30,2005, and decreased to $1,757,463 from $1,860,285 for the nine months ended June 30, 2005 and 2004. The increase for the quarter was due to higher pretax income. The decrease for the nine months was due to lower pretax income. The effective tax rates for the nine months ended June 30, 2005 and 2004 were 34.8% and 34.6% respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Office of Thrift Supervision ("OTS") has issued a regulation that uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's net present value ("NPV") in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal"

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

level of interest rate risk) based upon certain interest rae changes. Institutions that do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. Both Peoples Federal Savings Bank and First Savings Bank file Schedule CMR. However, results calculated from the June 30, 2005 schedule CMR are not yet available from the OTS. Therefore, the tables below present the results of this analysis for Peoples Federal and First Savings as of March 31, 2005 and 2004. Under the regulation, institutions that must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk-based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets. Presented below as of March 31, 2005 and 2004 is an analysis performed by the OTS of Peoples Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point increments, up 300 and down 200 basis points.


                          Peoples Federal Savings Bank
                     Interest Rate Risk As of March 31, 2005
                             (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp        39,723     (17,314)     -30%       10.93%      (374)
+200 bp        46,226     (10,810)     -19%       12.41%      (226)
+100 bp        51,860      (5,176)      -9%       13.62%      (105)
   0 bp        57,037           -        -        14.67%         -
-100 bp        58,153       1,117        2%       14.80%        13
-200 bp        57,330         294        1%       14.51%       (16)

                          Peoples Federal Savings Bank
                     Interest Rate Risk As of March 31, 2004
                             (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp        44,683     (12,270)     -22%       12.08%      (244)
+200 bp        50,685      (6,268)     -11%       13.37%      (115)
+100 bp        55,156      (1,797)      -3%       14.25%       (27)
   0 bp        56,953           -        -        14.52%         -
-100 bp        56,943         (10)       0%       14.38%       (14)

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Presented below are the same tables for First Savings:

                               First Savings Bank
                     Interest Rate Risk As of March 31, 2005
                             (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp        15,682      (2,585)     -14%       14.09%      (155)
+200 bp        16,900      (1,366)      -7%       14.91%       (73)
+100 bp        17,787       (480)       -3%       15.44%       (20)
   0 bp        18,267          -         -        15.64%         -
-100 bp        18,270          4         0%       15.47%       (17)
-200 bp        17,932       (334)       -2%       15.05%       (59)

                               First Savings Bank
                     Interest Rate Risk As of March 31, 2004
                             (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp        15,155      (1,203)     -7%        12.76%        (43)
+200 bp        16,000        (359)     -2%        13.24%          5
+100 bp        16,436          77       0%        13.40%         22
   0 bp        16,359           -       -         13.18%          -
-100 bp        5,904         (455)     -3%        12.70%        (49)


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

Management believes at June 30, 2005 there have been no material changes in the Banks' interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2004.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including our President and Chief Executive Officer and our Secretary and Treasurer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d- 14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our President and Chief Executive Officer and our Chief
Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our President Chief Executive Officer and our Chief Financial Officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES
Item 1.  Legal Proceedings
              None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
             None

Item 3.  Defaults Upon Senior Securities
              None

Item 4.  Submission of Matters to a Vote of Security Holders
           None

Item 5.  Other information
             None

Item 6.  Exhibits
Exhibit 31.1- Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2- Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32- Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Reports on Form 8-K
A Form 8-K was filed on May 3, 2005 regarding the quarterly financial results of Peoples Bancorp for the period ended March 31, 2005.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                                   SIGNATURES


Under the  requirements  of the Securities  Exchange Act of 1934, the Registrant

has duly  caused  this  Report  to be signed  on its  behalf by the  undersigned thereunto duly authorized.



Date:    August 9, 2005                               /s/Maurice F. Winkler, III
                                                      Chief Executive Officer


Date:  August 9, 2005                                 /s/Deborah K. Stanger
                                                      Principal Financial and
                                                      Accounting Officer

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

         August 9, 2005                    /s/Maurice F. Winkler,III
                                           President and Chief Executive Officer

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

      August 9, 2005                      /s/Deborah K. Stanger
                                          Vice President-Chief Financial Officer

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

August 9, 2005                                           Maurice F. Winkler, III
                                                         Chief Executive Officer

August 9, 2005                                           /s/Deborah K. Stanger
                                                         Chief Financial Officer