Form 10-K
period 2005-09-30
PEOPLES BANCORP
filed 2005-12-27
CIK 869004

28

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2005
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes ___ No X .

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No X . ----- ----

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___ No X - ----

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X - ----

Aggregate market value of voting stock held by non-affiliates of the registrant, as of March 31, 2005: $69,046,073. ------------

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 20, 2005:

           3,341,264 shares of Common Stock, par value $1.00 per share

                      Documents Incorporated by Reference:

     Portions of the definitive Proxy Statement (Parts I and III) and the Annual Report to Stockholders for the year ended September 30, 2005 (Parts III and IV).

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

     In February, 2003, the Board authorized a three-year stock repurchase program permitting the Company to purchase up to 300,000 shares of the Company's common stock may be made in the open market or in privately negotiated transactions. As of September 30, 2005, the Company had repurchased 131,703 shares.

     On a yearly basis, the Company updates its long-term strategic plan. This plan includes, among other things, the Company's commitment to maintaining a strong capital base and continuing to improve the Company's return on assets through asset growth and controlling operating expenses. Continued careful monitoring of the Banks' interest rate risk is also cited as an important goal. As a result, the Company expects to emphasize continued origination of short-term consumer and installment loans, prime plus equity loans, adjustable rate mortgage loans, and fixed-rate real estate loans with original terms of 15 years or less.

     The Banks offer a wide range of consumer and commercial financial services. These services include: consumer demand deposit accounts; NOW accounts; regular and term savings accounts and savings certificates; residential and commercial real estate loans; and secured and unsecured consumer loans. During 1999, Peoples Federal added agricultural and commercial lending officers to its staff. Since these types of loans pose a higher credit risk than traditional mortgage lending, they typically offer higher yields and are for shorter terms. It is expected that these loans will assist Peoples Federal in managing its interest rate risk, and increase its overall profitability. The Banks provide these services through a branch network comprised of fifteen full-service banking offices. They also provide credit card services, as well as enhancements to their loan and deposit products designed to provide customers with added conveniences. The Company has historically concentrated its business activities in northeastern Indiana. The purchase of First Savings has extended this area to southern Michigan. The Company's current strategy is to maintain its branch office network as well as remain alert to new opportunities.

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

     For information regarding the total dollar amount of interest income from interest-earning assets, the average yields, the amount of interest expense from interest-bearing liabilities and the average rate, net interest income, interest rate spread, and the net yield on interest-earning assets, refer to page eight of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2005 Annual Report to Stockholders.

     For information regarding the combined weighted average effective interest rate earned by the Banks on their loan portfolios and investments, the combined weighted average effective cost of the Banks' deposits and borrowings, the interest rate spread of the Banks, and the net yield on combined monthly weighted average interest-earning assets of the Banks on their loan portfolios and investments for the fiscal years ending September 30, 2005, 2004, and 2003 refer to page four of Management's Discussion and Analysis of Financial
Condition and Results of Operations in the Company's 2005 Annual Report to Stockholders.

     For information concerning the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Banks' interest income and expense during the fiscal years ending September 30, 2005, 2004, and 2003 refer to page nine of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2005 Annual Report to Stockholders.

Market Area

     Peoples Federal's market area in northeastern Indiana spans the counties of DeKalb, Whitley, Noble, and LaGrange. This market area has a population of approximately 157,300 and has a diversified industrial economic base with an emphasis on the production sector that includes major manufacturers of international scope. Moreover, the distribution sector, primarily in the wholesale and retail trades, constitutes a substantial portion of the area's economy, both in terms of product mix, sales receipts, and employment. The most rapid growth has occurred in the manufacturing sector, especially in the production of automotive and electronics products, and in the service sector with respect to packaging, warehousing, and distribution services.

     With the addition of First Savings to the Company, the market area has expanded into southern Michigan and the towns of Howe and Middlebury in northeastern Indiana. First Savings serves St. Joseph, southern Kalamazoo, and Cass counties in Michigan and LaGrange and eastern Elkhart counties in Indiana. This expanded market area is contiguous to the Peoples Federal market area and is a natural expansion. This aggregate market area has a population estimate of 580,000 and consists of a diversified economic base that includes manufacturing, wholesale and retail trades, small farming, and service industries. The general area serviced by First Savings would be classified as rural.

Lending Activities

    General

     The Banks have attempted to emphasize investments in adjustable-rate residential mortgages and consumer loans in their market areas. In order to lessen their risk from interest rate fluctuations, the Banks emphasize the origination of interest rate sensitive loan products, such as one-year adjustable-rate mortgage loans, and prime-plus-equity loans. However, during the recent low interest rate market, customers preferred fixed-rate products. The Banks reacted to this trend by offering a new mortgage product of a seven-year fixed-rate loan, which converts to a one-year adjustable product at the end of the seventh year. In this way, the Banks offered a fixed-rate product to satisfy the customer demand, but are not locked into low interest rates for a long period of time. For regulatory reporting purposes, these loans are shown as fixed-rate product until the period remaining to the next repricing is under five years. Seven-year/one-year loans originated during the initial implementation of this product are now shown in this Form 10-K as adjustable-rate product. More recent originations of these types of loans are shown as fixed rate mortgages. First Savings sells any loans it originates for longer than seven-year fixed-rate terms on the secondary market.

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

     During the fiscal year ended September 30, 2005 the Banks originated $78,636,904 of residential loans of which $20,787,247 were five- to 30-year fixed-rate mortgages and $57,849,657 were adjustable-rate loans. The rates offered on the Banks' adjustable-rate residential mortgage loans are generally competitive with the rates offered by other thrift institutions in the Banks' market areas and are based upon the Banks' cost of funds and the rate of return the Banks can receive on comparable investments. Fixed-rate loans are originated only under terms and conditions and using documentation which would permit their sale in the secondary market and at rates which are generally competitive with rates offered by other financial institutions in the Banks' market areas.

     Set forth below are the amounts and percentages of fixed-rate and adjustable-rate loans (which include consumer loans) in the Banks' portfolios at September 30, 2005, 2004, and 2003.

                                  September 30,
-----------------------------------------------------------------------
            2005               2004                         2003
--------------------  ------------------------    ---------------------
                             (Dollars in Thousands)
-----------------------------------------------------------------------
Adjustable   Fixed    Adjustable       Fixed      Adjustable    Fixed
----------  -------- -----------  ------------  ------------  ---------
 $248,534   $113,159   $238,586      $127,408      $231,122   $133,032
   68.7%     31.3%       65.2%         34.8%         63.5%      36.5%

     The terms of the residential loans originated by the Banks range from one to 30 years. Experience during recent years reveals that as a result of prepayments in connection with refinancings and sales of the underlying properties, residential loans generally remain outstanding for periods substantially shorter than maturity of the loan contracts. However, with the recent increases in refinancings, many consumers now have low rate loans. With interest rates rising, these consumers may not be as willing to prepay these low rate loans, and the loans may remain outstanding for a much longer period. At September 30, 2005, the average contractual maturity of the Banks' portfolios of fixed-rate loans was 8 years and 5 months, and 20 years and 0 months with respect to its portfolio of adjustable-rate loans.

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

Commercial Real Estate Loans

     The Banks also originate commercial real estate loans. From September 30, 2004, to September 30, 2005, commercial real estate loans decreased from $22,447,000 to $19,752,000, with the percentage of commercial real estate loans to total loans decreasing from 6.10% to 5.50%. These loans consisted of construction and permanent loans secured by mortgages on mid-size commercial real estate and farms. Of these loans, approximately $10.4 million are secured by agricultural real estate. The terms of commercial real estate loans vary from loan to loan but are usually five-year adjustable-rate loans with terms of 20 to 25 years. The loan-to-value ratio of commercial real estate loans is generally 75% or less.

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

Loan Portfolio Cash Flows

     The following table sets forth the estimated maturity of the Banks' loan portfolios by type of loan at September 30, 2005. The estimated maturity reflects contractual terms at September 30, 2005. Contractual principal repayments of loans do not necessarily reflect the actual term of the Banks' loan portfolios. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of "due on sale" clauses. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

                                         Due After
                             Due in      One Year     Due After
                             One Year     Through       Five
                              or Less   Five Years      Years        Total
                             ---------  -----------   ----------   ---------
                                             (In thousands)
Type of Loan:
Construction loans --
   Residential real estate    $ 7,316     $ -           $      -    $ 7,316
   Commercial                     110                          -        110
Real estate loans:
   Mortgage-residential        56,065      132,637       122,995    311,697
   Commercial                   5,251       10,924         3,577     19,752
Installment loans --
   Consumer                     5,280        6,322           166     11,768
   Commercial                   7,281        3,486           283     11,050
                             ---------  -----------   -----------  ----------
         Total                $81,303     $153,369     $127,021    $361,693
                             =========  ===========   ===========  ==========

     The following table sets forth the total amount of loans due after one year from September 30, 2005, which have a fixed rate or an adjustable rate.

                    Loans Due
         October 1, 2006 and thereafter
-----------------------------------------
                             (Dollars in Thousands)
-----------------------------------------------------------------------------
        Fixed               Adjustable          Total at September 30, 2005
-----------------     -------------------    --------------------------------
       $92,374               $188,016                     $280,390

Loan Portfolio Composition

     The following table sets forth the composition of the Banks' loan portfolios by type of loan at the dates indicated. The table includes a reconciliation of total net loans receivable, after consideration of undisbursed portion of loans, deferred loan fees and discounts, and allowance for losses on loans.

                                                              At September 30
                              2005                2004              2003               2002              2001
                       ----------------------------------------------------------------------------------------------
TYPE OF LOAN            AMOUNT       %      AMOUNT      %      AMOUNT      %     AMOUNT      %      AMOUNT      %
                       ---------- -------- ---------- ------- ---------  ------ ---------- ------- ---------- -------
Residential:                                              (dollars in thousands)
     Single family unit$ 289,321    80.0%  $ 288,452   78.8%  $301,265   82.7%   $312,509   79.5%   $336,586   83.4%
     2-4 family units      1,512     0.4%      1,550    0.4%     1,797    0.5%      2,954    0.8%      3,243    0.8%
     Over 4 family units   2,105     0.6%      2,401    0.7%     2,593    0.7%      3,485    0.9%      1,452    0.8%
Commercial real estate    19,752     5.5%     22,447    6.1%    14,750    4.1%     20,870    5.3%     21,906    4.2%
Land acquisition and
     development           2,442     0.7%      1,683    0.5%     1,480    0.4%      1,516    0.4%      1,938    0.5%
Consumer and other loans  45,822    12.7%     48,785   13.3%    41,748   11.5%     50,233   12.8%     46,177   10.0%
Loans on deposits            739     0.2%        675    0.2%       521    0.1%      1,044    0.3%        979    0.3%
                       ---------- -------- ---------- ------- ---------  ------ ---------- ------- ---------- -------
                         361,693   100.0%    365,993  100.0%   364,154   100.0%   392,611  100.0%    412,281  100.0%
                       ---------- -------- ---------- ------- ---------  ------ ---------- ------- ---------- -------
Less:
Undisbursed portion
     of loans              3,361               2,440             3,467              3,821              5,262
Deferred loan fees and
     discounts             1,216               1,434             1,623              1,653              1,829
                       ----------          ----------         ---------         ----------         ----------
                           4,577               3,874             5,090              5,474              7,091
                       ----------          ----------         ---------         ----------         ----------
Total loans receivable   357,116             362,119           359,064            387,137            405,190
Allowance for losses
     on loans              1,967               1,958             2,111              2,117              1,895
                       ----------          ----------         ---------         ----------         ----------
Net loans              $ 355,149           $ 360,161          $ 356,953         $ 385,020           $403,295
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

     Currently, it is the Banks' policy to originate both fixed-rate and adjustable-rate loans, provided all such loans are eligible for sale in the secondary market. Peoples Federal currently holds all originated and purchased loans in its portfolio. First Savings is currently active in the secondary market and sells the majority of its fixed rate loan products.

     The following table shows mortgage and other loan origination, purchase, and repayment activity for the Banks during the periods indicated:

                                                       Years Ended September 30
                                                --------------------------------
                                                   2005       2004        2003
                                                ---------  ------------ --------
                                                        (Dollars in thousands)
Mortgage loans originated
   for the purpose of:
     Construction-commercial                     $    69    $      -   $      -
     Construction-residential                      7,905      10,693     10,321
     Purchase/refinance-commercial                 5,051       3,526      3,349
     Purchase/refinance-residential               59,403      75,179    123,978
Consumer and other loans originated               16,920      24,678     29,805
                                                ---------  ----------  ---------
   Total loans originated                         89,348     114,076    167,453
                                                ---------  ----------  ---------
Loan credits:
    Loans sold                                     5,604       9,498     37,157
   Principal repayments and other adjustments     88,320     100,869    158,249
                                                ---------  ----------  ---------
Other:
   Provision for losses on loans                      67          40        537
   Amortization of loan fees                        (487)       (506)      (759)
   Loan foreclosures, net                            856         967        336
                                                ---------  ----------  ---------
                                                     436         501        114
                                                ---------  ----------  ---------

     Total credits, net                           88,756     101,370    158,363
                                                ---------  ----------  ---------
Net increases (decreases) in mortgage and other
   loans receivable, net                         $(5,012)   $  3,208   $(28,067)
                                                =========  ==========  =========

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

     The Banks also realize income from gains on sales of loans, and servicing fees for loans sold with servicing retained.

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

     The following table reflects the amount of loans in delinquent status at September 30, 2005.

                                                         Loans Delinquent For
                    -----------------------------------------------------------------------------------------------
                               30-59 Days                     60-89 Days                  90 Days and Over
                    -----------------------------------------------------------------------------------------------
                                           Percent                       Percent                         Percent
                                           of Loan                       of Loan                         of Loan
                     Number    Amount     Category    Number    Amount  Category    Number    Amount     Category
                    --------------------  ---------- ----------------------------- -------------------- -----------
Real estate:                                            (Dollars in thousands)
  One to four
   family                17       1,112       0.38%        2       182      0.06%        7         722       0.25%
  Non-residential         2         189       0.96%        -         -      0.00%        1         245       1.24%

Consumer                  8          80       0.38%        1         3      0.01%        9          26       0.12%
                    --------  ----------             --------  --------            --------  ----------

   Total                 27     $ 1,381       0.38%        3      $185      0.05%       17       $ 993       0.27%
                    ========  ==========             ========  ========            ========  ==========


     The following table sets forth the Banks' nonperforming assets at the dates indicated.

                                           At September 30,
                             -------------------------------------------
                               2005     2004    2003      2002      2001
                             -------  -------- -------  --------  ------
                                      (Dollars in thousands)
Nonaccrual loans              $1,042  $  493   $1,127   $  801    $676
Loans past due 90 days and
    still accruing               126      26       90      106      52
                             -------  -------  -------  -------   ------
                               1,168     519    1,217      907     728
Real estate owned, net
   of allowance                1,061     940      854      489     117
                             -------  -------  -------  -------   ------

   assets                     $2,229  $1,459   $2,071   $1,396    $845
                             =======  =======  =======  =======   ======

     Consumer loans are placed on nonaccrual generally when the loan exceeds 90 days delinquent or if, in the opinion of management, OMITTED] the possibility of collecting the loan becomes questionable. Mortgage loans are placed on nonaccrual generally when the loan exceeds 90 days delinquent; however, if the loan is below a 25% loan-to-value ratio, management may at their option decide to accrue interest on the loan, since collection of the loan appears highly likely.

     The increase in non-accrual loans since September 30, 2004 is primarily from the 1 to 4 family portion of the loan portfolio, and management believes the increase has been appropriately considered in determining the adequacy of the allowance for loan and real estate owned ("REO") losses at September 30, 2005. There have been no significant changes in potential problem loans since September 30, 2004. Net charge-offs for the years ended September 30, 2005 and 2004 were $59,090 and $192,751, respectively. Net charge-offs were slightly above average during fiscal 2003 due to the aforementioned economic conditions. This was combined with a large loss on one commercial loan resulting in the net charge-off increase for this year.

     Interest income that would have been recognized for the year ended September 30, 2005, if nonaccrual loans had been current in accordance with their original terms, approximated $12,000. Interest income recognized on such loans for the year ended September 30, 2004, approximated $11,000. At September 30, 2005 the Banks had no loans that were deemed impaired in accordance with Statement of Financial Accounting Standards No. 114.

     Federal regulations require savings associations to review their assets on a regular basis and to classify them as: special mention; substandard; doubtful and loss. Loans classified as special mention are loans which currently do not expose the Banks to an unusual risk of loss, but based on information available require the attention of management. This classification usually includes loans secured by unusual collateral, loans with documentary items that are being addressed by counsel, and relatively large loans where the borrower has had a history of delinquent payments and the collateral has a cash flow shortfall, however, the borrower has continued to service the debt. It is the Company's policy to reserve 5% of the loan balance for loans classified as special mention.

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

     In  accordance  with  the  federal   regulations,   the  Banks'  management
continually reviews the mix and delinquency status of its loan portfolio and classifies those loans it deems appropriate.

     As of September 30, 2005, loan balances were classified by the Banks as follows:

             Loss                          $       -0-
             Doubtful                              -0-
             Substandard                      863,000
             Special Mention                2,190,000

Allowance for Losses on Loans

     The allowances for loan losses represent amounts available to absorb inherent losses in the loan portfolios. The allowance is based on management's continuing review of the portfolios, historical charge-offs, current economic conditions, and such other factors, which in management's judgment deserve recognition in estimating possible losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgment about the information available to them at the time of their examination. Provisions for losses are charged to earnings to bring the allowance to levels considered necessary by management. Losses are charged to the allowance when considered probable. As of September 30, 2005 allowance for losses on loans was $1,966,623. Overall, the general composition of the loan portfolio has remained similar to the prior year with no significant shift of risk between components of the loan portfolio that would impact the calculation of the allowance for loan losses. The Banks' management believes that the allowance is adequate to absorb known and inherent losses in the portfolios. No assurance can be given, however, that economic conditions which may adversely affect the Banks' markets or other circumstances will not result in additions to the allowance for loan and real estate owned losses.

     The following table presents an allocation of the Banks' allowance for loan losses at the dates indicated and the percentage of loans in each category to total loans. The unallocated portion relates to qualitative factors in the portfolio such as economic conditions in the Banks' market areas, which cannot be separated by loan type.

                                                             September 30,
                              2005                 2004           2003           2002             2001
                             --------------- --------------- -------------- -------------- --------------
                             Amount     %   Amount    %     Amount     %   Amount    %    Amount      %
                             ------- ------ ------- ------- ------- ------ ------- ------ ------- ------
Balance at end of                    (Dollars in thousands)
period applicable to:
Residential Mortgage Loans    $1,080  87.8%  $1,334  87.8%  $1,420   82.1% $1,361   81.2% $  910   82.4%
Commercial/ Commercial Real
     Estate Loans                276   6.1%     231   8.8%     166    5.8%    404    5.7%    527    6.2%
Consumer Loans                   311   6.1%     140   3.4%     311   12.1%    294   13.1%    342   11.4%
Unallocated                      300            254            214             58            116
                             ------- ------ ------- ------- ------- ------ ------- ------ ------- ------
Total                         $1,967 100.0%  $1,959 100.0%  $2,111  100.0% $2,117  100.0% $1,895  100.0%
                             ======= ====== ======= ======= ======= ====== ======= ====== ======= ======


     The following table is a summary of activity in the Banks' allowance for loan losses for the periods indicated.


Summary of Loan Loss Experience                        Years ended September 30,
                                       -----------------------------------------------------------
                                        2005        2004        2003         2002        2001
                                       ---------   ----------  ----------   ----------  -------
Balance of loan loss allowance at                      (Dollars in Thousands)
     beginning of year                   $1,959      $2,111      $2,117      $1,895     $1,650
       Charge-offs
          Residential                         7           4          25          36          4
          Commercial real estate              -         144           -           -          -
          Commercial                                      -         395           -          -
          Consumer                           87          93         138         118        139
                                       ---------   ---------  ----------   ---------  ---------
               Total Charge-offs             94         241         558         154        143
                                       ---------   ---------  ----------   ---------  ---------
          Recoveries
          Residential                         -           -           -           -          -
          Consumer                           35          49          15          28         34
                                       ---------   ---------  ----------   ---------  ---------
               Total Recoveries              35          49          15          28         34
                                       ---------   ---------  ----------   ---------  ---------
          Net Charge-offs (Recoveries)       59         192         543         126        109
Provision for loan losses                    67          40         537         348        354
                                       ---------   ---------  ----------   ---------  ---------
Balance of loan loss allowance at
     end of year                         $1,967      $1,959      $2,111      $2,117     $1,895
                                       =========   =========  ==========   =========  =========

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

     The carrying values of the Banks' investment securities, including its liquid assets, as of the dates indicated are presented in the following table.

                                            At September 30,
                                    -------------------------------
                                      2005       2004        2003
                                    ---------  ---------  ----------
Interest-bearing deposits and                (Dollars in thousands)
     certificates of deposit (1)    $  3,467    $  7,725   $ 29,965
U.S. government and federal
     agency securities
     Held to maturity                      -           -          -
     Available for sale               76,041      71,985     61,352
Mortgage-backed securities
     Held to Maturity                    751       1,112      2,117
     Available for sale                7,604      10,742     13,953
Stock in FHLB of Indianapolis          4,888       4,737      4,519
Other
     Held to maturity                      -           -          -
     Available for sale (2)           14,035      12,954     10,199
                                    ---------   ---------  ---------

          Total investments         $106,786    $109,255   $122,105
                                    =========   =========  =========

--------------------------------------------
(1) In insured certificates of deposit at September 30, 2005;Interest-bearing accounts at FHLB of Indianapolis of $4,654, insured certificates of deposit of $3,071 at September 30, 2004; Interest-bearing accounts at FHLB of Indianapolis of $26,695,insured certificates of deposit $3,270 at September 30, 2003; Interest-bearing accounts at FHLB of Indianapolis of $27,175, insured certificates of deposit of $3,270 at September 30, 2003;
(2) Van Kampen Prime Income Fund ($2,464), Van Kampen Senior Income Trust ($1,397), State and Municipal obligations ($10,174) at September 30, 2005; Van Kampen Prime Income Fund ($2,442), Van Kampen Senior Income Trust ($1,538), State and Municipal obligations ($8,974) at September 30, 2004; Van Kampen Prime Income Fund ($2,298), Van Kampen Senior Income Trust ($1,397), State and Municipal obligations ($6,504) at September 30, 2003;

     The  following  table  sets  forth   information   regarding  the  maturity
distribution of investment securities at September 30, 2005, and the weighted average yield on those securities.

                                                             At September 30, 2005
                                        --------------------------------------------------------------
                                              Available for Sale             Held to Maturity
                                        ------------------------------ -------------------------------
                                                  Weighted Approximate            Weighted Approximate
                                        Amortized Average    Fair      Amortized  Average    Fair
Maturity Distribution at September 30:    Cost     Yield     Value       Cost      Yield     Value
                                        --------- -------- ----------- --------- --------- ------------
                                                       (Dollars in thousands)
Due in one year or less                 $ 1,753    2.90%     $ 1,738       $  -                 $ -
Due after one through five years         61,129    3.65%      60,047          -                   -
Due after five through ten years         22,874    4.35%      22,601          -                   -
Due after ten years                       1,853    3.97%       1,830          -                   -
                                        ---------          ----------- ---------           ------------
                                         87,609              86,216           -                   -
Mortgage-backed securities                7,710    4.15%      7,603         751    5.11%        767
Marketable equity securities              3,980               3,861           -                   -
                                        ---------          ----------- ---------           ------------
                  Total                 $99,299             $97,680        $751               $ 767
                                        =========          =========== =========           ============


Sources of Funds

General

     Deposits have traditionally been the primary source of funds of the Banks for use in lending and investment activities. In addition to deposits, the Banks derive funds from loan prepayments and income on interest-earning assets. While income on interest-earning assets is a relatively stable source of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, money market conditions, and levels of competition.

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

     For information on the amounts of certificate accounts at September 30, 2005, maturing during the next five years and thereafter, see Note 6 of Notes to Consolidated Financial Statements on page 25 of the Company's 2005 Annual Report to Stockholders.

     The following table lists maturities of certificates of deposits where the balance of the certificate exceeds $100,000 for the periods indicated. None of these certificates were brokered deposits.

                           At September 30,
                        ------------------------
                           2005
                        ------------
                        (Dollars In thousands)
3 months or less            $ 6,426
3-6 months                    3,683
6-12 months                   9,242
over 12 months               17,510
                        ------------
Total                      $ 36,861
                        ============

Borrowings

     As members of the FHLB System and the FHLB of Indianapolis, the Banks are eligible to arrange borrowings or advances for various purposes and on various terms. As of September 30, 2005, 2004 and 2003 the Banks had outstanding advances from the FHLB of Indianapolis of $59,250,000, $50,100,000, and $54,100,000, respectively. See Note 8 of the Notes to Consolidated Financial Statements on pages 26 and 27 of the Company's 2005 Annual Report to Stockholders for the maturity breakdown of these long-term instruments.

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

                                                                       Years Ended September 30
                                                               ---------------------------------------------
                                                                   2005             2004             2003
                                                               -----------   --------------  ---------------
                                                                        (Dollars in thousands)
Average balance of short-term borrowings                          $ 2,138          $ 3,328          $ 4,294
Highest month-end balance of total short-term borrowings            3,771            5,166            7,136
Weighted average interest rate of total short-term borrowings       1.55%            1.26%            1.53%

                                                                            At September 30
                                                               ---------------------------------------------
                                                                   2005             2004             2003
Reverse Repurchase agreements                                         642            3,321            2,650
Bank overdraft                                                        239                -                -
                                                               -----------   --------------  ---------------
Total short-term borrowings                                         $ 881          $ 3,321          $ 2,650
                                                               ===========   ==============  ===============

Weighted average interest rate                                      2.00%            1.38%            1.49%


Trust Department

     In October 1984, the FHLB of Indianapolis granted full trust powers to Peoples Federal, one of the first savings institutions in Indiana to be granted such powers. As of September 30, 2005, Peoples Federal's trust department assets totaled approximately $70,908,000 including self-directed Individual Retirement Accounts ("IRA's"), and it was offering a variety of trust services including estate planning. As of that date, the trust department was administering approximately 700 trust accounts, including estates, guardianships, revocable and irrevocable trusts, testamentary trusts, and self-directed IRA's. The trust department also offers and administers self-directed IRA's and Simplified Employee Pension IRA's for small businesses. The trust department provides a needed service to the communities served by Peoples Federal, as well as generating fee income which is largely unaffected by interest rate fluctuations.

     During 2003, Peoples Federal purchased the trust business of First Federal Savings Bank of Huntington, IN. The purchase was effected using a revenue sharing agreement, rather than an up-front cash payment. Regulatory approval has been received, and these assets are included in the number of accounts and amount of assets referenced above.

Non-Bank Subsidiary

     Peoples Financial Services, Inc. ("PFSI") was organized in 1977 under the laws of the State of Indiana. It is wholly owned by Peoples Federal and conducts a general insurance business within the State of Indiana under the name of Peoples Insurance Agency. During fiscal years ended September 30, 2005 and 2004, PFSI recorded total income of $60,765 and $51,078, respectively, with net income for such periods amounting to $4,228 and $4,244, respectively.

     Alpha Financial was organized under the laws of the state of Michigan in 1975 as a wholly owned subsidiary of First Savings. First Savings' investment in Alpha Financial, Inc. was $251,825 at September 30, 2005. The assets of Alpha Financial consist of cash and seven percent of the stock of MBT Title Services, which reinsures credit life insurance policies written on the lives of borrowers of various financial institutions.

Employees

     As of September 30, 2005, the Banks employed 146 persons on a full-time basis and 19 persons on a part-time basis. The Banks' employees are not represented by any collective bargaining group, and management considers its relations with its employees to be excellent. The holding company has no employees.

Regulation - General

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

Recent Legislation

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 - federal legislation which modernizes the laws governing the financial services industry. This law establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. As a result of this legislation, bank holding companies will be permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. To the extent the law permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer wider varieties of financial services than are currently offered by the Company and that could aggressively compete in the markets currently served by the Company. The law also increases commercial banks' access to loan funding by the Federal Home Loan Bank System, and includes new provisions in the privacy area, restricting the ability of financial institutions to share nonpublic personal customer information with third parties.

     On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the "Patriot Act"). The Patriot Act is intended to strengthen the ability of U.S. Law Enforcement to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions is significant and wide-ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all the following matters, among others: money laundering, suspicious activities and currency transaction reporting, and currency crimes.

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reportings. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Exchange Act. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief
Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws.

     The Securities and Exchange Commission had adopted final rules implementing
Section 404 of the Sarbanes-Oxley Act of 2002 but has delayed the implementation of 404 regulations for non-accelerated filers. The Company may at some point in the future be required to include a report of management on the Company's internal control over financial reporting. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate control over financial reporting of the Company, identify the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting, provide management's assessment of the effectiveness of the Company's internal control over financial reporting and state that the Company's independent accounting firm has issued an attestation report on management's assessment of the Company's internal control over financial reporting. Management expects that if and when applicable to the Company, significant efforts will be required to comply with Section 404 and that the cost of such compliance may be material upon implementation.

Regulation of the Company

     General. The Company is a savings and loan holding company as defined by the Home Owners' Loan Act, as amended (the "HOLA"). As such, the Company is registered with the OTS and is subject to OTS regulation, examination, supervision and reporting requirements. As subsidiaries of a savings and loan holding company, the Banks are subject to certain restrictions in their dealings with the Company and affiliates thereof. The Company also is required to file certain reports with, and otherwise comply with, the rules and regulations of the SEC under the federal securities laws.

     Activities Restrictions. The Company is a multiple savings and loan holding company. HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings bank, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the FSLIC by regulation as of March 5, 1987, to be engaged in by multiple holding companies or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple holding company. The OTS has taken the position that multiple holding companies may also engage in activities that are financial in nature as prescribed in Section 4(k) of the Bank Holding Company Act of 1956, as amended. Notwithstanding the above rules as to permissible business activities of multiple savings and loanholding companies, if a savings institution subsidiary of such a holding company fails to meet the QTL test, unless the savings institution requalifies as a QTL within one year thereafter, the holding company must register as, and become subject to, the activities restrictions applicable to a bank holding company. See "Regulation of the Banks--Qualified Thrift Lender."

     Restrictions on Acquisitions. Savings and loan holding companies are prohibited from acquiring, without prior approval of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 25% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the voting shares of an undercapitalized savings institution pursuant to a "qualified stock issuance" without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company's other subsidiaries must have tangible capital of at least 6.5% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings institution, and transactions between the savings institution and the savings and loan holding company and any of its affiliates must conform to Sections 11 of the Home Owners' Loan Act and Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

Regulation of the Banks

     Federal Home Loan Bank System. The Banks are members of the FHLB System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As members of the FHLB of Indianapolis, the Banks are required to acquire and hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (i.e., borrowings) from the FHLB of Indianapolis, whichever is greater. The Banks were in compliance with this requirement with an investment in FHLB of Indianapolis stock at September 30, 2005, of $4,888,200.

     The FHLB of Indianapolis serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members secured by certain prescribed collateral in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Indianapolis. Long-term advances may only be made for the purpose of providing funds for residential housing finance. Members must meet standards of community investment or service established by the FHLB of Indianapolis in order to maintain continued access to long-term advances. As of September 30, 2005, the Banks had advances totaling $59,250,000 outstanding. See "Business of the Company--Deposit Activity and Other Sources of Funds" and "--Borrowings."

     Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a "domestic building and loan association" in section 7701 of the Internal Revenue Code of 1986, as amended (the "Code"). If the Banks maintain an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualify as QTL's or a domestic building and loan association ("DBLA"), they will continue to enjoy full borrowing privileges from the FHLB. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of September 30, 2005, the Banks were in compliance with their QTL requirements and met the definition of a domestic building and loan association.

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

     At September 30, 2005, the Banks exceeded all regulatory minimum capital requirements.

     Insurance Deposit Accounts. The FDIC administers two separate insurance funds, which are not commingled: one primarily for federally insured banks ("BIF") and one primarily for federally insured savings associations ("SAIF"). As the federal insurer of deposits of savings institutions, the FDIC determines whether to grant insurance to newly chartered savings institutions, has authority to prohibit unsafe or unsound activities and has enforcement powers over savings institutions (usually in conjunction with the OTS or on its own if the OTS does not undertake enforcement action).

     Deposit accounts in the Banks are insured by the SAIF within prescribed statutory limits which generally provide a maximum of $100,000 coverage for each insured account. As a condition to such insurance, the FDIC is authorized to issue regulations and, in conjunction with the OTS, conduct examinations and generally supervise the operations of its insured members.

     The FDIC's deposit insurance premiums are assessed through a risk based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e. a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk weighted assets ("Tier 1 risk based capital") of at least 6% and a total risk-based capital ratio of at least 10%) pay the lowest premium while institutions that are less than adequately capitalized (i.e. core or Tier 1 risk based capital ratio of less than 4% or a total risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually.

     In addition to the assessment for deposit insurance, savings institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the SAIF. By law, payments on Financing Corporation obligations have been shared equally between the members of both insurance funds since January 1, 2000. The Banks' annual deposit insurance premium for the year ended September 30, 2005, including the Financing Corporation payments, was approximately $52,000 based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

     The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves against its transaction accounts (primarily checking and NOW accounts) and non-personal money market accounts. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 2005, the Banks met their reserve requirements.

     Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends. A savings institution that is a subsidiary of a savings and loan holding company, such as the Banks, must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings institutions are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met: (1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings institution or any OTS regulations. Any other situation would require an application to the OTS.

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

     The regulation establishes five categories of capital classification: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the risk-based capital, leverage capital, and tangible capital ratios are used to determine an institution's capital classification. At September 30, 2005, the Banks met the capital requirements of "well capitalized" institutions under applicable OTS regulations.

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

     Real Estate Lending Standards. Under joint regulations of the federal banking agencies, including the OTS, savings institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. An institution's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal banking agencies. The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits specified in the Interagency Guidelines for the various types of real estate loans. The
Interagency Guidelines state that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits not exceeding those specified, but require that the aggregate amount of loans with loan-to-value ratios in excess of certain specified levels may not exceed the amount of the savings association's total capital. (Amounts in excess of core capital must be deducted on a dollar-for-dollar basis from this capital.)

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

     Community Reinvestment Act and Fair Lending Developments. The Banks are subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A savings association may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take into account compliance with such laws and CRA obligations when regulating and supervising other activities.

     A savings association's compliance with its CRA obligations is based on a performance-based evaluation system that bases CRA ratings on an institution's lending service and investment performance. When a holding company applies for approval to acquire another financial institution or financial institution holding company, the OTS will review the assessment of each subsidiary savings association of the applicant; and such records of CRA Examinations may be the basis for denying the application. As of the latest CRA Examinations, the Banks each received a rating of "satisfactory" in complying with its CRA obligations.

Item 1A.  Risk Factors

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

     Effect of Interest Rates on the Banks and the Company. The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution's net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. Like all financial institutions, the Company's balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as U.S. Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. See "Item 7: Management's Discussion of Financial Condition and Results of Operations" and "Item 7A: Quantitative and Qualitative Disclosure about Market Risk."

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

     As a result of the repeal of the Glass Steagall Act, which separated the commercial and investment banking industries, all banking organizations face an increase in competition. See "Item 1: Business - Supervision and Regulation - Financial Services Modernization Act."

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

     An Economic Slowdown in Northeastern Indiana and Southwestern Michigan Could Hurt Our Business. We focus our business in northeastern Indiana and southwestern Michigan in DeKalb, Whitley, Noble, LaGrange, and the eastern portion of Elkhart counties, Indiana and St. Joseph, Cass, and the southwest portion of Kalamazoo counties, Michigan. An economic slowdown in these areas could have the following consequences, any of which could hurt our business:

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

     Dividends. While the Board of Directors expects to continue its policy of regular quarterly dividend payments, this dividend policy will be reviewed periodically in light of future earnings, regulatory restrictions and other considerations. No assurance can be given, therefore, that cash dividends on common stock will be paid in the future. See page 2 of the Company's Annual Report to Stockholders for the year ended September 30, 2005 and Note 14 of the Notes to Consolidated Financial Statements for the year ended September 30, 2005.

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

     "Anti-Takeover" and "Anti-Greenmail" Provisions and Management Implications. The Articles of Incorporation of the Company presently contain certain provisions which may be deemed to be "anti-takeover" and "anti-greenmail" in nature in that such provisions may deter, discourage or make more difficult the assumption of control of the Company by another corporation or person through a tender offer, merger, proxy contest or similar transaction or series of transactions. The overall effects of the "anti-takeover" and "anti-greenmail" provisions may be to discourage, make more costly or more difficult, or prevent a future takeover offer, prevent shareholders from receiving a premium for their securities in a takeover offer, and enhance the possibility that a future bidder for control of the Company will be required to act through arms-length negotiation with the Company's Board of Directors. Copies of the Articles of Incorporation of the Company are on file with the Securities and Exchange Commission and the Indiana Secretary of State.

     Stock Not an Insured Deposit. Investments in the shares of the Company's common stock are not deposits insured against loss by the FDIC or any other entity.

Item 1B.  Unresolved Staff Comments

         Not applicable.

Item 2.  Properties

     Peoples Federal owns nine full-service banking offices located in Avilla, Auburn, Columbia City, Garrett, Kendallville, LaGrange, Topeka, and Waterloo, Indiana.

     The following table provides certain information with respect to Peoples Federal's full-service offices at September 30, 2005:

         Full Service                Date         Net Book
            Offices                 Opened       Value (1)
------------------------------------------------------------
                                   (Dollars in thousands)
Main Office, Auburn                      1973         $ 330
Avilla                                   1980            90
Garrett                                  1972           121
Columbia City-Downtown                   1971            84
Columbia City-North                      1998           485
Kendallville                             1941           379
LaGrange                                 1972           223
Waterloo                                 2000           861
Topeka                                   2002           470

(1) Of real estate at September 30, 2005.

     The total net book value of Peoples Federal's premises and equipment at September 30, 2005, was $4.0 million.

     First Savings owns six full-service banking offices located in Three Rivers, Union, and Schoolcraft, Michigan and Howe and Middlebury, Indiana.

     The following table provides certain information with respect to First Savings' full service offices at September 30, 2005.

        Full Service                Date         Net Book
            Offices                 Opened       Value (1)
------------------------------------------------------------
                                   (Dollars in thousands)
Main Office, Three Rivers                1981         $ 488
Schoolcraft                              1971            50
Union                                    1988           151
Three Rivers, branch                     1988           548
Howe                                     1998           333
Middlebury                               1998           589

(1) Of real estate at September 30, 2005.

     The total net book value of First Savings' premises and equipment at September 30, 2005 was $2.4 million.

Item 3.  Legal Proceedings

     There are no material pending legal proceedings to which the Company, the Banks or any subsidiary is a party or to which any of their property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

    Not Applicable.

Item 4.5.  Executive Officers of Registrant

     Information regarding executive officers of the Company is incorporated by reference to pages 3 to 4 of the Company's Proxy Statement dated December 9, 2005.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Reference is made to Item 12 under Part III of this form 10-K for the Equity Compensation Plan Table required by Regulation S-K.

     The Company did not sell any common stock during the year ended September 30, 2005 that was not registered for sale under the Securities Act of 1933.

     The following table details the common stock information for the years ended September 30, 2005 and 2004.

                                Low           High        Per Share
---------------------------------------------------------------------
Fiscal 2005
1st QTR                          $ 21.00      $ 23.10       $ 0.18
2nd QTR                            20.00        23.02         0.18
3rd QTR                            19.12        21.22         0.18
4th QTR                            19.57        20.95         0.19

Fiscal 2004
1st QTR                          $ 21.60      $ 25.75       $ 0.17
2nd QTR                            23.67        27.67         0.17
3rd QTR                            22.78        26.95         0.17
4th QTR                            21.50        24.98         0.18

In February 2003, the Board authorized a three-year stock repurchase program. Purchases of up to 300,000 shares of the Company's common stock may be made in open market or in privately negotiated transactions. As of September 30, 2005, the Company had repurchased 131,703 shares and [168,297] shares may yet be purchased under the plan. This plan expires on February 18, 2006.

     The following table details stock repurchased by the Company during the fourth quarter of fiscal year 2005 as per the plan referenced on page 5 of this document.

                                                      Total            Maximum
                                                   Numer of          Number of
                        Total       Average    Shares Purchased     Shares that
                      Number of      Price       as Part of            May yet
                       Shares        Paid          Publicly        be Purchased
Period                Purchased    Per Share    Announced Plan    Under the Plan
--------------------------------------------------------------------------------
July 1-31, 2005             -         $ -                 -           174,993
August 1-31, 2005       3,382       20.02             3,382           171,611
September 1-30, 2005    3,314       19.80             3,314           168,297
                     ---------                --------------
Total                   6,696     $ 19.91             6,696
                     =========  ==========    ==============

Item 6.  Selected Financial Data

     Reference is made to page 2 of the Company's Annual Report to Stockholders for the year ended September 30, 2005, for the information required by this Item, which is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Reference is made to pages 3 to 11 of the Company's Annual Report to Stockholders for the year ended September 30, 2005, for the information required by this Item, which is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Reference is made to pages 5 and 6 of the Company's Annual Report to Stockholders for the year ended September 30, 2005, for the information required by this item, which is hereby incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

     Reference is made to pages 14 to 40 of the Company's Annual Report to Stockholders for the year ended September 30, 2005, for the information required by this Item, which is hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

    None.

Item 9A. Controls and Procedures

     Our management, with participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Sections 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2005. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     No significant changes occurred in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

Mr. Maurice F. Winkler III, a director and the Chief Executive Officer of the Company and the President and Chief Executive Officer of Peoples Federal, has entered into a three-year employment agreement with the Company and Peoples Federal. The agreement provides for the full-time employment of Mr. Winkler as President and Chief Executive Officer of Peoples Federal, and may be amended and extended for additional twelve-month periods upon the mutual agreement of the parties. The original effective date of the agreement was May 18, 2000, and the agreement was most recently extended on November 15, 2005, when the parties executed an updated agreement. The agreement, as updated, provides for a base salary of $137,800 per year. Pursuant to the agreement, the base salary amount is reviewed at least once every twelve months and increases are to be substantially consistent with the increases to the base salaries of other executives of Peoples Federal, provided that the base salary amount shall be increased by a percentage no less than the annual increase in the cost of living index for the Fort Wayne, Indiana metropolitan area. Under the employment agreement, Mr. Winkler is eligible to receive such benefits as are made available to other senior executives and key management employees of Peoples Federal. The agreement protects Peoples Federal's trade secrets for one year after the termination of Mr. Winkler's employment and protects Peoples Federal from competition by Mr. Winkler for one year after he terminates his employment or after Peoples Federal terminates his employment for cause.

     The agreement provides that Mr. Winkler may terminate his employment upon 60 days' notice upon the occurrence of one of the events specified in the agreements. If Peoples Federal terminates Mr. Winkler's employment other than for cause or if Mr. Winkler terminates his employment upon the occurrence of the events specified in the agreement, the agreement provides for Mr. Winkler to receive an amount equal to his base salary for each year remaining under the term of the agreement plus bonuses in an amount equal to the last bonus received multiplied by the number of years remaining under the term of the agreement, but such amount is subject to deferment for minimum capital maintenance purposes. In the event of a change in control (as defined in the agreement), the agreement provides for Mr. Winkler to receive an amount equal to 2.99 times his base salary plus the amount of any bonus compensation earnings during the 2.99 years immediately preceding the change of control, plus certain other benefits. The agreement also provides that any unvested options held by Mr. Winkler will vest if his employment is terminated as a result of a change in control. If a change in control had occurred as of September 30, 2005, the cash compensation that Mr. Winkler would have received upon his termination in connection with a change of control would have been approximately $515,746.

     If the payments provided for in the employment agreement, together with any other payments to be made to Mr. Winkler, are deemed to be payments in violation of the "golden parachute" rules of the Internal Revenue Code of 1986, as amended, such payments will be reduced to the highest amount permissible before Mr. Winkler becomes subject to excess parachute payment excise tax or the Company or Peoples Federal loses all or part of their compensation deduction for such payments.

     A copy of the employment agreement is filed as Exhibit 10.3 to this report.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Reference is made to the section captioned "Proposal 1-Election of Directors" in the Company's Proxy Statement dated December 9, 2005, for the information required by this Item, which is hereby incorporated by reference. Information concerning the Company's executive officers is included in Item 4.5 in Part I of this report.

     Based solely on its review of copies of such forms received by it, and/or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the fiscal year ended September 30, 2005, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners with respect to Section 16(a) of the 1934 Act were satisfied in a timely manner, except that Bruce Holwerda, Director, filed a Form 4 with respect to the acquisition of 12 shares on January 25, 2005, about 3 months late.

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

Item 11.  Executive Compensation

     Reference is made to the section captioned "The Peoples Bancorp Annual Meeting-Compensation of Executive Officers and Directors" in the Company's Proxy Statement dated December 9, 2005 for the information required by this Item, which is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Reference is made to the sections captioned "Election of Directors-Nominees for Election as Directors" and "Securities Ownership of Certain Beneficial Owners" in the Company's Proxy Statement dated December 9, 2005 for the information required by this Item which is hereby incorporated by reference.

                      Equity Compensation Plan Information

                                                                                                      (c)
                                                                                            Number of securities
                                                                                            remaining available for
                                                                                             future issuance under
                                                                            (b)               equity compensation
                                                  (a) Weighted-average plans
(excluding
            Plan Category               Number of securities to      exercise price of      securities reflected in
                                        be issued upon exercise     outstanding options,          column (a))
                                        of outstanding options,     warrants and rights
                                          warrants and rights
Equity compensation plans approved              84,924(1)                  $14.48                   89,751
by security holders.................
Equity compensation plans not                     -0-                                                 -0-
approved by security holders........
Total...............................             84,924                    $14.48                   89,751

(1) 80,249 shares were assumed in connection with the acquisition of Three Rivers Financial Corp. at a weighted average exercise price of $11.78.

Item 13.  Certain Relationships and Related Transactions

     Reference is made to the section captioned "Transactions with Certain Related Persons" in the Company's Proxy Statement dated December 9, 2005 for the information required by this Item, which is hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services

     Reference is made to the section captioned "Accountant's Fees" in the Company's Proxy Statement dated December 9, 2005 for the information required by this Item, which is hereby incorporated by reference.

Item 15.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

     (a) The following consolidated financial statements of Peoples Bancorp and its wholly-owned Subsidiaries, included in the Annual Report to Stockholders of the registrant for the year ended September 30, 2005 are filed as part of this report:

                  1.  Financial Statements

                    REPORT OF BKD LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, PAGE 13.

                    CONSOLIDATED BALANCE SHEETS - AS OF SEPTEMBER 30, 2005, AND 2004, PAGE 14.

                    CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004, AND 2003, PAGE 15.


                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2004, AND 2003, PAGE 16.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004, AND 2003, PAGE 17.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, PAGES 18-40.

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

             3.       Exhibits

Exhibit No.        Description of Exhibit


3.1          Articles of Incorporation of Peoples Bancorp. (1)

3.2 Bylaws of Peoples Bancorp, as amended and restated on December 14, 2004. (2)

10.1*        1998 Peoples Bancorp Stock Option and Incentive Plan.

10.2*        Three Rivers Financial Corporation Stock Option and Incentive Plan
            (as assumed by Peoples Bancorp). (3)

10.3*        Employment Agreement with Maurice F. Winkler III.

10.4* Employment Agreement with G. Richard Gatton is incorporated by reference to Exhibit 10.5 of the Company's Form 10-K for the fiscal year ended September 30, 2004.

13 Annual Report to Stockholders is incorporated by reference to the Company's filing of form DEF14-A on December 12, 2005.

14 Code of Ethical Conduct for Financial Managers is incorporated by reference to Exhibit 14 of the Company's Form 10-K filed for the fiscal year ended September 30, 2004.

21           Subsidiaries of the Registrant

23           Consent of BKD LLP

31.1         Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2         Rule 13a-14(a)/15d-14(a) Certification of CFO.

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

     (3) Incorporated by reference to the same Exhibit in the Three Rivers Financial Corporation's Annual Report on Form 10-KSB (Commission File Number 1-13826) for the year ended June 30, 1996.

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

                                    PEOPLES BANCORP

                                    ----------------------------
December 20, 2005                   Roger J. Wertenberger
                                    Chairman of the Board,
                                           and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    ----------------------------
December 20, 2005                   Roger J. Wertenberger,
                                    Chairman of the Board,
                                          and Director

                                    ----------------------------
December 20, 2005                   Maurice F. Winkler III,
                                    President, Chief Executive Officer
                                          and Director

                                    ----------------------------
December 20, 2005                   Deborah K. Stanger
                                    Vice President-Chief Financial Officer

                                    ----------------------------
December 20, 2005                   G. Richard Gatton, Director


                                    ----------------------------
December 20, 2005                   Bruce S. Holwerda, Director


                                    ----------------------------
December 20, 2005                   Erica D. Dekko, Director


                                    ----------------------------
December 20, 2005                   Douglas D. Marsh, Director


                                    ----------------------------
December 20, 2005                   Stephen R. Olson, Director


                                    ----------------------------
December 20, 2005                   John C. Thrapp, Director

                                                                    Exhibit 10.1



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

     (w) "Plan" shall mean this Peoples Bancorp 1998 Stock Option and Incentive Plan.

     (x)  "Rule  16b-3"  shall  mean  Rule  l6b-3  of  the  General   Rules  and
          Regulations under the Securities Exchange Act of 1934, as amended.

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

         (c) Special Rules for ISOs.

     (1) The Option granted to the optionee hereunder (1) shall become vested and exercisable, on a cumulative basis, with respect to 20% of the Optioned Shares upon each of the first five anniversary dates of the date of grant, provided that vesting shall not occur on a particular date if the Optionee's Continuous Service has terminated on or before such date and (ii) shall have a term of 10 years from the date of the Award.

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

     (b) Standards for Determining Exercise Price or Measurement Price. If the Common Stock is listed on a national securities exchange (including the Nasdaq National Market or SmallCap System) on the date in question, then the Market Value per Share shall be the average of the highest and lowest selling prices on such exchange on such date, or if there were no sales on such date, then the Exercise Price or Measurement Price shall be the mean between the bid and asked prices on such date. If the Common Stock is traded otherwise than on a national securities exchange on the date in question, then the Market Value per Share shall be the mean between the bid and asked prices on such date, or, if there is no bid and asked prices on such date, then on the next prior business day on which there was bid and asked priced, If no such bid and asked prices are available, then the Market Value per Share shall be its fair market value as determined by the Committee, in its sole and absolute discretion.

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

         9. Grants of Options to Non-Employee Directors

     (a) Grants. Notwithstanding any other provisions of this Plan, each Non-employee Director on the Effective Date is elegible to receive, on and after said date, Non-ISOs to purchase Shares. Such Non-ISO shall have an Exercise Price per Share equal to the Market Value of a Share on the date of grant.

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

               The provisions of Paragraphs 8(c) and 8(e) regarding the period of exercisability and vesting of Options are incorporated by reference herein, and shall determine the period of exerci sability and vesting of SARs.

     (c) Exercise of SARs. A SAR granted hereunder shall be exercisable at such times and under such conditions as shall be permissible under the terms of the Plan and of the Agreement granted to a Participant, provided that a SAR may not be exercised for a fractional Share. Upon exercise of a SAR, the Participant shall be entitled to receive, without payment to the Company except for applicable withholding taxes, an amount equal to the excess of (or, in the discretion of the Committee if provided in the Agreement, a portion of) the excess of the then aggregate Market Value of the number of Optioned Shares with respect to which the Participant exercises the SAR, over the aggregate Measurement Price of such number of Optioned Shares. This amount shall be payable by the Company, in the discretion of the Committee, in cash or in Shares valued at the then Market Value thereof, or any combination thereof

     (d)  Procedure  for  Exercising   SARs.  To  the  extent  not  inconsistent
          herewith, the provisions of Paragraph 8(b) as to the procedure for exercising Options are incorporated by reference, and shall determine the procedure for exercising SARs.

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

     (b) Special Circumstances. The inability of the Company to obtain approval from any regulatory body or authority deemed by the Company's counsel to be necessary to the lawful issuance and sale of any Shares hereunder shall relieve the Company of any liability in respect of the non- issuance or sale of such Shares. As a condition to the exercise of an option or SAR, the Company may require the person exercising the Option or SAR to make such representations and warranties as may be necessary to assure the availability of an exemption from the registration requirements of federal or state securities law.

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

                                                                    Exhibit 10.3
                              EMPLOYMENT AGREEMENT

     This Employment Agreement ("Agreement") is made and entered into as of this 15th day of November 2005, the "Effective Date") by and among Peoples Bancorp, ("Peoples"), the holding company of Peoples Federal Savings Bank of DeKalb County (the "Bank"), the Bank and Maurice F. Winkler, III ("Executive"), with reference to the following:

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

                 3. Compensation.

(a) Base Salary. For executive's services rendered hereunder, the Bank shall pay or cause to be paid a base salary to Executive at the rate of $136,373 per annum, payable in conformity with the Bank's normal payroll periods and procedures. During the Term, Executive's base salary shall be reviewed at least once every twelve (12) months and shall be increased (but not reduced) at any time, and from time to time, as shall be substantially consistent with increases in base salary generally awarded in the ordinary course of business to other executives of the Bank, provided that Executive's Base Salary shall be increased by a percentage no less than the annual increase of the cost of living index for the Fort Wayne, Indiana metropolitan area. Any increase in base salary shall not serve to limit or reduce any other obligation to the Executive under this Agreement. The term "Base Salary" as utilized in this Agreement shall refer to base salary as so increased.

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

                6.       Business Expenses.

     Executive shall be entitled to reimbursement by the Bank for any and all ordinary and necessary business expenses reasonably incurred by Executive in the performance of Executive's duties and in acting for the Bank during the Term of this Agreement, provided that Executive furnishes to the Bank, for review and approval by the Chairman of the Board, adequate records and other documentation as may be required for the substantiation of such expenditures as a business expense of the Bank

                7.       Termination for Cause.

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

     (iii) The merger or consolidation of Peoples with any other corporation, other than a merger or consolidation in which the shareholders of Peoples immediately prior thereto continue to own, directly or indirectly, Voting Securities representing at least seventy-five percent (75%) of the total voting power of the entity surviving such merger or consolidation; or

     (iv) The complete liquidation of Peoples or the Bank or sale or disposition by Peoples or the Bank (in one transaction or a series of transactions) of all or substantially all of Peoples' or the Bank's assets.

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

(c) Upon the occurrence of a Change in Control, the Executive will be entitled to any benefits granted to him pursuant to any stock option or any other benefit plan of the Bank whether or not such benefits have vested in accordance with Paragraph 4(d). Vested and/or accrued but unvested rights of Executive under the Bank's Retirement Plan, or any supplemental plan, and Executive's health and/or medical benefits provided under Paragraph 6 of this Agreement shall not be affected by a Change in Control.

(d) Notwithstanding the preceding paragraphs of this Paragraph 10, the payments or benefits to be made or afforded to Executive under this Agreement when aggregated with any other "golden parachute" amounts (defined under Section 280G of the Internal Revenue Code of 1986, as amended (the "Code") as compensation that becomes payable or accelerated due to a Change in Control payable under any other plans, agreements or policies of Peoples or the Bank, shall be reduced to the highest amount permissible under Sections 280G and 4999 of the Code before the Executive becomes subject to the excess parachute payment excise tax under
Section 4999 of the Code and Peoples or the Bank loses all or part of its compensation deduction for such payments. The Executive shall determine the allocation of the reduction required hereby among the benefits to which the Executive is entitled.

(e) Compliance with Law and Regulation. The parties hereto expressly acknowledge and agree that any payments made to Executive pursuant to this Agreement or otherwise are subject to and conditioned upon compliance with 12 U.S.C. Section 1828(k) and any regulations promulgated there under.

                10.     Other Termination.

(a) Disability. In the event that Executive shall fail, because of illness, incapacity or injury, to render the services contemplated by this Agreement for three (3) consecutive calendar months, or for shorter periods aggregating four
(4) months in any twelve (12) month period, Executive's employment hereunder may be terminated by written notice from the Bank to Executive. In the event that Executive's employment is terminated under this Paragraph 11(A), Executive shall receive the difference between any disability payments provided by the Bank's insurance plans and his Base Salary as set forth in Paragraph 4(a) hereof which he would have received during the remaining Term of this Agreement, plus the amount of any bonus compensation payable to Executive under Section 4(b) hereof for any number of years remaining in the Term of this Agreement, prorated as appropriate. Such termination shall not affect any rights which Executive may have pursuant to any insurance or other death benefit, retirement or stock award plans or arrangements of the Bank, or any stock option plans or options thereunder, which rights shall continue to be governed by the provisions of such plans and arrangements.

(B) Death. If Executive's employment is terminated by reason of Executive's death, this Agreement shall terminate without further obligations of the Bank to Executive (or Executive's heirs or legal representatives) under this Agreement, other than for payment of (i) Executive's Base Salary which he was receiving at the time of death, prorated through the date of termination; (ii) the amount of any bonus compensation payable to Executive at the time of his death under
Section 4(b) above, prorated through the date of termination; (iii) any compensation previously deferred by Executive; (iv) any accrued vacation and/or sick leave pay; (v) any vested and/or accrued but unvested rights in any stock options and (vi) any amounts due pursuant to the terms of any applicable welfare benefit plan. All of the foregoing amounts shall be paid to Executives estate or beneficiary, as applicable, in a lump sum in cash within thirty (30) days after the date of termination or earlier as required by applicable law.

                11.      Regulatory Provisions.

(a) Suspension and Removal Orders. If Executive is suspended and/or temporarily prohibited from participating in the conduct of the Bank's affairs by notice served under Section 8(e)(3) or 8(g)(1) of the Federal Deposit Insurance Act (12 U.S.C. Section 181 8(e)(3) and (g)(1)), the Bank's obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Bank may in its discretion: (i) pay Executive all or part of the compensation withheld while its obligations under this Agreement were suspended; and (ii) reinstate (in whole or in part) any of its obligations which were suspended. If Executive is removed and/or permanently prohibited from participating in the conduct of the Bank's affairs by an order issued under Section 8(e)(4) or 8(g)(1) of the Federal Deposit Insurance Act (12 U.S.C. Section 181 8(e)(4) or
(g)(1)), all obligations of the Bank under this Agreement shall terminate as of the effective date of the order, but vested rights of the parties shall not be affected.

(b) Termination by Default. If the Bank is in default (as defined in Section 3(x)(1) of the Federal Deposit Insurance Act (12 U.S.C. Section 1813(x)(1)), all obligations under this Agreement shall terminate as of the date of default, but vested rights of the parties shall not be affected.

(c) Supervisory Assistance or Merger. All obligations under this Agreement shall be terminated, except to the extent that it is determined that continuation of the Agreement is necessary for the continued operation of the Bank: (i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee, at the time that the Federal Deposit Insurance Corporation or the Office of Thrift Supervision enters into an agreement to provide assistance to or on behalf of the Bank under the authority contained in Section 13(c) of the Federal Deposit Insurance Act (12 U.S.C. Section 1823(c)); or (ii) by the Director or his or her designee, at the time that the Director or his or her designee approves a supervisory merger to resolve problems related to the operation of the Bank or when the Bank is in an unsafe or unsound condition. All rights of the parties that have already vested, however, shall not be affected by such action.

                12. Disclosure or Use of Trade Secrets/Non-Compete Agreement.

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

                13.      Return of Documents.

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

                        14.      Notices.

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

                        15.      Governing Law and Jurisdiction.

This Agreement shall be governed by and interpreted in accordance with the laws of the State of Indiana. Each of the parties hereto consents to the jurisdiction of the Indiana or federal courts, as the case may be, for the enforcement of this Agreement and matters pertaining to the transactions and activities contemplated hereby.

                        16.      Attorneys' Fees.

In the event that a dispute arises with respect to this Agreement, the prevailing party in such dispute shall be entitled to recover all expenses, including,

                        17.      Benefit of Agreement.

This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and assigns; provided, however, that Executive may not assign any interest in this Agreement without the prior written consent of the Bank.

                        18.      Captions.

Captions and paragraph heading used in this Agreement are for convenience only and shall not be used in interpreting or construing this Agreement.

                        19.      Entire Agreement.

This Agreement contains the entire agreement of the parties with respect to the employment of Executive by the Bank, and it expressly supersedes any and all other agreements, either oral or written, relating thereto

                        20.      Severability.

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

                        21.      Amendments.

This Agreement may not be amended or modified except by a written agreement signed by Executive and the Bank. This Agreement and any amendment thereof may be executed in counterparts.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

                                                PEOPLES FEDERAL SAVINGS BANK
                                                OF DEKALB COUNTY


                                            By:  /s/Roger J Wertenberger
                                                 Chairman of the Board



                                             By:  /s/Cheryl L. Taylor
                                                  Corporate Secretary




                                            EXECUTIVE


                                            /s/Maurice F. Winkler, III

                                                                      Exhibit 23

            Consent of Independent Registered Public Accounting Firm


We consent to the incorporation by reference in the registration statement of Peoples Bancorp on Form S-8 (File No. 333-120950) relating to the Employees' Savings & Profit Sharing Plan and Trust of Peoples Bancorp and Form S-8 (File No. 333-45164) relating to the Three Rivers Financial Corporation Stock Option and Incentive Plan (as assumed by Peoples Bancorp) and the 1998 Peoples Bancorp Stock Option and Incentive Plan of our report dated October 28, 2005, on our audits of the consolidated financial statements of Peoples Bancorp as of September 30, 2005 and 2004, and for the years ended September 30, 2005, 2004 and 2003, which report is incorporated by reference in this Annual Report on Form 10-K.




/s/ BKD, LLP

Indianapolis, Indiana
December 22, 2005

                                                                    Exhibit 31.1


                                  CERTIFICATION

I, Maurice F. Winkler III, President-Chief Executive Officer, certify that:

1.   I have reviewed this annual report on Form 10-K of Peoples Bancorp;

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




December 20, 2005
                                               /s/Maurice F. Winkler III
                                               President-Chief Executive Officer

                                                                    Exhibit 31.1


                                  CERTIFICATION

I, Deborah K. Stanger, Vice President-Chief Financial Officer, certify that:

1.   I have reviewed this annual report on Form 10-K of Peoples Bancorp;


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


Date:  December 20, 2005                  /s/Deborah K. Stanger
                                          Vice President-Chief Financial Officer

                                                                      Exhibit 32



                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), each of the undersigned officers of Peoples Bancorp (the "Company") does hereby certify with respect to the annual report on Form 10-K for the period ended September 30, 2005, as filed with the Securities and Exchange Commission (the "Report"), that:

     1. The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date: December 20, 2005                              /s/Maurice F. Winkler III
                                                     Chief Executive Officer


Date: December 20, 2005                              /s/Deborah K. Stanger
                                                     Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to People Bancorp and will be retained by Peoples Bancorp and forwarded to the Securities and Exchange Commission or its staff upon request.