Form 10-Q
period 2005-12-31
PEOPLES BANCORP
filed 2006-02-13
CIK 869004

4

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



December 31, 2005                                               Commission
                                                           File Number 000-18991

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

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one:) Large Accelerated Filer ______ Accelerated Filer ______ Non-Accelerated Filer __X__


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No _X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Common stock, par value $1 per share                  3,333,242 shares
------------------------------------                  ----------------
            (Title of class)                   Outstanding at February 13, 2006)

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                                                                           Page
                                                                          Number

Part I   Financial Information:

  Item 1.  Consolidated Condensed Financial Statements

                  Consolidated Condensed Balance Sheets
                  as of December 31, 2005 and September 30, 2005...............3
                  Consolidated Condensed Statements of Income for the three
                     months ended December 31, 2005 and 2004...................4

                  Consolidated Condensed Statements of Cash Flows for the
                  three months ended December 31, 2005 and 2004................5

                  Notes to Consolidated Condensed Financial Statements.......6-8

   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................9-17

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....17-19

   Item 4.  Controls and Procedures........................................19-20

Part II.     Other Information
   Item 1.   Legal Proceedings................................................21
   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds......21
   Item 3.   Defaults Upon Senior Securities..................................21
   Item 4.   Submission of Matters to a Vote of Security Holders..............21
   Item 5.   Other Information................................................21
   Item 6.   Exhibits and Reports on Form 8-K.................................21

Signatures.......... .........................................................22

Officer Certifications.....................................................23-25

                                       PART I. FINANCIAL INFORMATION

                                              PEOPLES BANCORP
                                             AND SUBSIDIARIES

                                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                            December 31, 2005            September 30, 2005
                                                               (Unaudited)
                          ASSETS
Cash and due from financial institutions                           $ 6,519,643                  $ 9,889,657
Short-term interest-bearing deposits                                 4,075,424                            -
                                                            -------------------          -------------------
    Total cash and cash equivalents                                 10,595,067                    9,889,657
Interest-bearing time deposits                                       3,167,031                    3,467,031
Securities available for sale                                       96,917,367                   97,679,656
Securities held to maturity
   (approximate fair value $680,199 and $767,075)                      675,073                      751,234
Loans:
     Loans                                                         362,316,881                  357,115,411
     Less: Allowance for loan losses                                 1,969,759                    1,966,623
                                                            -------------------          -------------------
     Net loans                                                     360,347,122                  355,148,788
Loans held for sale                                                    147,000                      705,655
Premises and equipment                                               6,201,672                    6,368,686
Federal Home Loan Bank of Indianapolis stock, at cost                4,888,200                    4,888,200
Goodwill                                                             2,330,198                    2,330,198
Other intangible assets                                                298,667                      333,129
Other assets                                                         6,692,455                    7,055,308
                                                            -------------------          -------------------
    Total assets                                                 $ 492,259,852                $ 488,617,542
                                                            ===================          ===================

                        LIABILITIES
NOW and savings deposits                                         $ 155,860,225                $ 157,543,886
Certificates of deposit                                            206,329,907                  202,699,470
                                                            -------------------          -------------------
     Total deposits                                                362,190,132                  360,243,356
Short-term borrowings                                                1,402,285                      881,225
Federal Home Loan Bank advances                                     61,150,000                   59,250,000
Other liabilities                                                    2,630,438                    3,058,579
                                                            -------------------          -------------------
    Total liabilities                                              427,372,855                  423,433,160
                                                            -------------------          -------------------

               COMMITMENTS AND CONTINGENCIES

                   STOCKHOLDERS' EQUITY
Preferred stock, par value $1;
    Authorized and unissued -- 5,000,000 shares                              -                            -
Common stock, par value $1;
    Authorized--7,000,000 shares:
    Issued and outstanding--3,328,064 and
         3,340,424 shares                                            3,328,064                    3,340,424
Additional paid-in capital                                           5,105,339                    5,445,246
Retained earnings                                                   57,760,450                   57,400,320
Accumulated other comprehensive loss                                (1,306,856)                  (1,001,608)
                                                            -------------------          -------------------
    Total stockholders' equity                                      64,886,997                   65,184,382
                                                            -------------------          -------------------
    Total liabilities and stockholders' equity                   $ 492,259,852                $ 488,617,542
                                                            ===================          ===================

See notes to consolidated condensed financial statements.

                  PEOPLES BANCORP
                  AND SUBSIDIARIES

    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (Unaudited)

                                                  Three months ended
                                                    December 31,
                                               ---------------------------
                                                  2005              2004
                                               ---------------------------
Interest Income:
    Loans                                      $5,833,902       $5,760,427
    Securities                                    959,804          798,680
    Other interest and dividend income            129,923          124,174
                                               ----------       ----------
                                                6,923,629        6,683,281
                                               ----------       ----------
Interest Expense:
     NOW and savings deposits                     385,506          312,743
     Certificates of deposit                    1,752,622        1,490,079
     Short-term borrowings                          3,597           10,493
     Federal Home Loan Bank advances              777,704          705,874
                                               ----------       ----------
                                                2,919,429        2,519,189
                                               ----------       ----------
Net Interest Income                             4,004,200        4,164,092
     Provision for losses on loans                 43,803           29,850
                                               ----------       ----------
Net Interest Income After Provision
      for Losses on Loans                       3,960,397        4,134,242
                                               ----------       ----------
Other Income:
    Trust income                                  105,682           88,778
     Loan servicing                                 1,709             (379)
     Net gains/(loss) on sale of loans             35,389            9,880
     Gains/(loss) on sale of securities                 -           10,469
    Fees and service charges                      299,746          292,707
    Other income                                  306,608          142,421
                                               ----------       ----------
                                                  749,134          543,876
                                               ----------       ----------
Other Expense:
    Salaries and employee benefits              1,786,436        1,664,996
    Net occupancy expenses                        242,165          208,904
    Equipment expenses                            179,686          169,052
    Data processing expense                       256,917          259,761
    Deposit insurance expense                      12,241           13,475
    Other expenses                                808,376          650,915
                                               ----------       ----------
                                                3,285,821        2,967,103
                                               ----------       ----------
Income Before Income Tax                        1,423,710        1,711,015
     Income tax expense                           431,500          596,790
                                               ----------       ----------
Net Income                                     $  992,210       $1,114,225
                                               ==========       ==========

Basic Income Per Common Share                      $ 0.30           $ 0.33
Diluted Income Per Common Share                    $ 0.30           $ 0.33
Dividends Declared per Common Share                $ 0.19           $ 0.18

See notes to consolidated condensed financial statements.

                                              PEOPLES BANCORP
                                             AND SUBSIDIARIES

                              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                      THREE MONTHS ENDED DECEMBER 31,


Operating Activities:                                            2005         2004
 Net income                                                 $   992,210   $ 1,114,225
 Items not requiring (providing) cash
      Provision for loan losses                                  43,803        29,850
      Investment securities amortization net                     79,679       126,571
      Gain on sale of loans                                     (35,389)       (9,880)
      Amortization of net loan origination fees                (121,503)     (114,096)
      Depreciation and amortization                             184,221       177,212
 Loans originated for sale                                     (829,800)     (811,000)
 Proceeds from sale of loans held for sale                    1,407,368     1,069,630
 Change in
      Interest receivable                                      (245,301)      326,485
      Interest payable                                          (11,513)        6,030
   Other adjustments                                            566,222      (905,940)
                                                            ------------  ------------
 Net cash provided by operating activities                    2,029,997     1,009,087
                                                            ------------  ------------
Investing Activities:
 Net change in interest bearing deposits                        300,000      (198,000)
 Purchases of securities available for sale                  (1,132,806)   (9,008,223)
 Proceeds from sales of securities available for sale                 -     3,193,394
 Proceeds from maturities of securities available for sale    1,379,812     6,249,966
 Proceeds from maturities of securities held to maturity         79,301       107,358
 Net change in loans                                         (5,502,691)   (1,188,705)
 Purchase of premises and equipment                             (17,207)     (548,393)
   Other investing activities                                   158,789       125,511
                                                            ------------  ------------
Net cash used in  investing activities                       (4,734,802)   (1,267,092)
                                                            ------------  ------------
Financing Activities:
 Net change in
      Noninterest bearing, interest bearing demand,
         money market and saving deposits                    (1,683,661)     (437,985)
      Certificates of deposit                                 3,630,437    (2,399,405)
      Short-term borrowings                                     521,060     3,307,688
 Proceeds from Federal Home Loan Bank advances               12,350,000             -
 Repayment of Federal Home Loan Bank advances               (10,450,000)            -
 Cash dividends paid                                           (605,354)     (600,386)
 Purchase of common stock                                      (465,105)      (50,628)
 Exercise of stock options                                      112,838             -
                                                            ------------  ------------
 Net cash provided by (used in) financing activities          3,410,215      (180,716)
                                                            ------------  ------------
 Net Change in Cash and Cash Equivalents                        705,410      (438,721)
 Cash and Cash Equivalents, Beginning of Year                 9,889,657    10,924,820
                                                            ------------  ------------
  Cash and  Cash Equivalents, End of Year                   $10,595,067   $10,486,099
                                                            ============  ============

               Interest paid                                $ 2,930,942   $ 2,513,159
               Income tax paid                                        -             -

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The significant accounting policies followed by Peoples Bancorp (the Company) and its wholly owned subsidiaries, Peoples Federal Savings Bank of DeKalb County and First Savings Bank (the Banks), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for September 30, 2005 filed with the Securities and Exchange Commission. The consolidated condensed balance sheet of the Company as of September 30, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date. All adjustments, which are in the opinion of management necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three months ended December 31, 2005, are not necessarily indicative of those expected for the remainder of the year.

2.  CASH DIVIDEND

A cash dividend of $0.19 per common share was declared on November 16, 2005 payable on January 19, 2006, to stockholders of record as of January 3, 2006.

3.  EARNINGS PER COMMON SHARE

Earnings per share were computed as follows:


                                                                      Three Months Ended December 31,
                                                              2005                                       2004
                                               ---------------------------------- ------------------------------------
                                                            Weighted                             Weighted
                                                            Average     Per-Share                Average     Per-Share
                                                Income       Shares       Amount    Income        Shares       Amount
                                               ---------------------------------- -------------------------------------
Basic Earnings Per Share
   Income available to common stockholders      $992,210    3,340,263       $0.30  $1,114,225    3,367,082       $0.33
Effect of Dilutive Securities
   Stock options                                               19,492                               24,335
Diluted Earnings Per Share
   Income available to common stockholders
                                               ---------------------------------- -------------------------------------
     and assumed conversions                    $992,210    3,359,755       $0.30  $1,114,225    3,391,417       $ .33
                                               ================================== =====================================


                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

               NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
                             STATEMENTS (continued)



For the three months ended December 31, 2005, options to purchase 23,000 shares of common stock at an exercise price of $21.50 per share were outstanding, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

4. STOCK OPTIONS

The Company has a stock-based employee compensation plan, which is described more fully in Notes to Financial Statements included in the September 30, 2005 Annual Report to shareholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan were fully vested at September 30, 2005.


6.  STOCK REPURCHASES

The following table details common stock repurchases made by the Company during the three months ended December 31, 2005 pursuant to a repurchase plan approved by the board of directors in February, 2003 whereby the Company may repurchase up to 300,000 shares of its common stock during the three years ending February, 2006. To date, a total of 154,183 shares have been repurchased under the plan.

                                                     Total             Maximum
                                                   Numer of           Number of
                       Total         Average     Shares Purchased   Shares that
                     Number of        Price      as Part of           May yet
                      Shares          Paid        Publicly         be Purchased
Period               Purchased      Per Share     Announced Plan  Under the Plan
--------------------------------------------------------------------------------
October 1-31, 2005          -           $ -                 -        168,297
November 1-30, 2005         -             -                 -        168,297
December 1-31, 2005    22,480         20.69            22,480        145,817
                    ----------                  --------------
Total                  22,480       $ 20.69            22,480
                   ===========  ============    ==============

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

               NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
                             STATEMENTS (continued)

Note 7.  Comprehensive Income

Total comprehensive income for the three months ended December 31, 2005 was $686,962. Total comprehensive income (loss) for the three months ended December 31, 2004 was $952,905.

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

As of September 30, 2005 all options granted were fully vested. Accordingly no expense was recognized during the quarter ended December 31, 2005.


In April 2005, the SEC issued an amendment to SFAS No. 123(R), which allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The new rule does not change the accounting required by SFAS No. 123(R), it only changes the dates for compliance with the standard. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company adopted SFAS No. 123(R) on October 1, 2005.

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

CRITICAL ACCOUNTING POLICIES

The notes to the consolidated financial statements contain a summary of the Company's significant accounting policies presented on pages 18-20 of the annual report for fiscal year 2005. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, ("ALL") and accounting for goodwill.

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

FINANCIAL CONDITION

Total assets December 31, 2005 were $492,259,852, an increase of $3,642,310 from September 30, 2005. Significant variations in the composition of assets during that period consisted of the following items:

     Total net loans including loans held for sale, increased by $4,639,679. The increase was primarily in the commercial real estate mortgage sector.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

     Cash and cash equivalents increased $705,410 and securities have decreased $838,450. The decrease in securities has been due to maturities of bonds, and pay-downs on mortgage backed securities. Not all of the funds have been used for loans, causing the increase in cash and cash equivalents.

     Total liabilities were $427,372,855 at December 31, 2005 up from $423,433,160 at September 30, 2005, due to increases in Federal Home Loan Bank advances and certificates of deposit, partially offset by a decrease in NOW and savings deposits.


 LIQUIDITY

The Company's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At December 31, 2005, and September 30, 2005, cash and short-term interest-bearing deposits totaled $10.6 million and $9.9 million, respectively.

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

CAPITAL RESOURCES

The following table presents Peoples Federal Savings Bank's current regulatory capital position as a dollar amount and as a percentage of assets as of December 31, 2005.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                                                     At Dec. 31, 2005
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Required for                   To Be Well
                                             Actual               Adequate Capital(1)            Capitalized (1)
                                       Amount          %         Amount            %           Amount           %
------------------------------------------------------------------------------------------------------------------------------------
                                                                   (dollars in thousands)
Total risk-based capital (1)
  (to risk-weighted assets)              $44,184      22.6%        $15,678          8.0%       $19,597          10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)              $42,807      21.8%        $ 7,839          4.0%       $11,758           6.0%
Core Capital (1)
  (to adjusted tangible assets)          $42,807      11.3%        $15,207          4.0%       $19,009           5.0%
Core Capital (1)
  (to adjusted total assets)             $42,807      11.3%        $ 7,603          2.0%           N/A            N/A
Tangible Capital (1)
  (to adjusted total assets)             $42,807      11.3%        $ 5,703          1.5%           N/A            N/A

(1) as defined by regulatory agencies


The following table presents First Savings Bank's current regulatory capital position as a dollar amount and as a percentage of assets as of December 31, 2005.

                                                                     At Dec. 31, 2005
-----------------------------------------------------------------------------------------------------------------------
                                                                     Required for                   To Be Well
                                             Actual               Adequate Capital(1)            Capitalized (1)
                                       Amount          %         Amount            %           Amount           %
-----------------------------------------------------------------------------------------------------------------------
                                                            (dollars in thousands)
Total risk-based capital (1)
  (to risk-weighted assets)              $13,906      21.8%         $5,105          8.0%        $6,382          10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)              $13,338      20.9%         $2,553          4.0%        $3,829           6.0%
Core Capital (1)
  (to adjusted tangible assets)          $13,338      12.4%         $4,316          4.0%        $5,396           5.0%
Core Capital (1)
  (to adjusted total assets)             $13,338      12.4%         $2,158          2.0%           N/A            N/A
Tangible Capital (1)
  (to adjusted total assets)             $13,338      12.4%         $1,619          1.5%           N/A            N/A

(1) as defined by regulatory agencies


                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

SUMMARY OF RESULTS OF OPERATIONS

The Company had net income of $992,210 or $0.30 per basic share for the three months ended December 31, 2005 as compared to $1,114,225 or $0.33, for the same period in 2004. Net income decreased primarily due to lower net interest income. Non-interest income also increased, but was offset by increased non-interest expense. This was caused primarily by the donation by First Savings Bank of appreciated real estate causing the recognition of a gain on disposal of assets, and a charitable contribution expense. However, since the gain is non-taxable, income tax expense was reduced.

NET INTEREST INCOME

Net interest income was $4,004,200 for the three months, ended December 31, 2005 as compared to $4,164,092 for the same period in 2004. Interest income increased $240,348 to $6,923,629, as compared to the same periods in 2004. The increase was due to higher interest rates earned on loans and other interest earning assets. Interest expense increased $400,240 to $2,919,429 for the three months ended December 31, 2005 versus 2004. The increase in interest expense is due to the Banks being forced to increase deposit rates to remain competitive. Since deposits reprice more quickly than most assets, this trend could have a negative impact on earnings going forward.

Provision for loan loss increased $13,953 to $43,803 for the three months ended December 31, 2005 as compared to the same period the prior year reflecting normal adjustments to the allowance for loan loss account.

The following table presents average balances and associated rates earned and paid for all interest-earning assets and interest-bearing liabilities for the three months ended December 31, 2005 and 2004 (dollars in thousands).

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


                                     2005                             2004
                       -------------------------------   ------------------------------
                         Average             Effective    Average             Effective
                         Balance   Interest   Rate        Balance   Interest    Rate
                       ----------- --------  ---------   ---------  -------- ---------
Loans                   $358,821    $5,834    6.50%      $360,202    $5,760     6.40%
Securities               101,353       960    3.79%        96,124       799     3.32%
Other                     11,606       130    4.48%        13,327       124     3.72%
                       ----------- --------              ---------  --------
Combined                $471,780     6,924    5.87%      $469,653     6,683     5.69%
                       ----------- --------              ---------  --------
NOW and savings
     deposits           $158,731       386    0.97%      $171,478       313     0.73%
Certificates of deposit  204,944     1,753    3.42%       202,066     1,490     2.95%
Borrowings                59,570       781    5.24%        52,915       716     5.41%
                       ----------- --------              ---------  --------
Combined                $423,245      2,920    2.76%     $426,459     2,519     2.36%
                       ----------- --------              ---------  --------
Net interest income/
   interest rate spread              $4,004    3.11%                 $4,164     3.33%
                                   ========    =====                 ========   =====



The following table illustrates the change in net interest income due to changes in rates and average volumes for the three months ended December 31, 2005 vs. 2004. (in thousands).

                              Rate         Volume        Total
                           ------------  -----------   -----------
Loans                             $ 98        $ (24)         $ 74
Securities                          74           87           161
Other                               17          (11)            6
                           ------------  -----------   -----------
Total                              189           52           241
                           ------------  -----------   -----------

NOW and savings deposits            94          (21)           73
Certificates of deposit            242           21           263
Borrowings                         (21)          86            65
                           ------------  -----------   -----------
Total                              315           86  #        401
                           ------------  -----------   -----------
Net interest income             $ (126)       $ (34) #     $ (160)
                           ============  ===========   ===========

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

LOANS, NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE

The following table presents the composition of the loan portfolio including loans held for sale, at December 31, 2005 and September 30, 2005 (in thousands):


                                   December 31, 2005        September 30, 2005
                                   --------------------------------------------
TYPE OF LOAN                         AMOUNT     %           AMOUNT         %
Residential:                              (Dollars in thousands)
     Single family units           $288,392    78.7%       $289,321       80.0%
     2-4 family units                 1,440     0.4%          1,512        0.4%
     Over 4 family units              2,285     0.6%          2,105        0.6%
Home Equity Lines of Credit          21,258     5.8%         24,550        6.8%
Commercial real estate               25,283     6.9%         19,752        5.5%
Land acquisition and
     development                      2,741     0.7%          2,442        0.7%
Consumer and other loans             24,556     6.7%         21,272        5.9%
Loans on deposits                       734     0.2%            739        0.2%
                                   --------   ------       --------      ------
                                    366,689   100.0%        361,693      100.0%
                                   --------   ------       --------      ------
Less:
Undisbursed portion
     of loans                         3,072                   3,361
Deferred loan fees and
     discounts                        1,153                   1,216
                                   --------                ---------
                                      4,225                   4,577
                                   --------                --------
Total loans receivable              362,464                 357,116
Allowance for losses
     on loans                         1,970                   1,967
                                   --------                --------
Net loans                          $360,494                $355,149
                                   ========                ========


Non-performing assets at December 31, 2005 and September 30, 2005 are as follows (in thousands):

                                        December 31, 2005    September 30, 2005
Non-accruing loans                                $ 487             $ 1,042
Loans contractually past due 90 days
     or more other than nonaccruing                   5                 126
Real estate owned (REO)                           1,209               1,061
Restructured loans                                  566                 797
                                           -------------        ------------
                                                $ 2,267             $ 3,026
                                           =============        ============

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

It is the Company's policy to carry REO at the lower of cost or the net realizable value less estimated costs to sell. After repossession, appraised value is reduced for estimated repair and selling costs, and the net amount is the carrying value of the property. Any changes in estimated realizable value after the initial repossession, are charged to a specific loss allowance account for REO. Net charge-offs for the three months ended December 31, 2005 were $39,000 and were incurred primarily due to residential REO and consumer loans.

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

NON-INTEREST INCOME

The Company's non-interest income for the three months ended December 31, 2005, was $749,134 as compared to $543,876 for the same period one year ago. The increase was primarily attributable to the non-taxable gain on the donation of appreciated real estate of $187,700 mentioned above. Gains on sales of loans increased $25,509 to $35,389 as loan sales increased over last year. In addition, trust income increased $16,904 to $105,682 due to estate fees of $24,000 recognized this quarter.

NON-INTEREST EXPENSE

Total non-interest expense for the three months ended December 31, 2005 was $3,285,821 as compared to $2,967,103 for the same period in 2004. Salaries and employee benefits increased $121,440 to $1,786,436 for the quarter ended December 31, 2005, due to regular salary increases and the increased cost of insurance and pension benefits.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Net occupancy and equipment expenses increased $43,895 to $421,851 due to increases in utilities, taxes and repair and maintenance expenses this year versus last.

Other expenses increased $157,461 to $808,376 for the quarter, due primarily to the aforementioned contribution of appreciated real estate resulting in a charitable contribution expense of $200,000. Since the contribution is tax deductible, and the gain is non-taxable, this had the effect of increasing net income by approximately $56,000.

INCOME TAXES

Income tax expense decreased to $431,500 from $596,790 for the three months ended December 31, 2005 and 2004. The decrease was due to lower pretax income, combined with the aforementioned non-taxable gain/deductable contribution. The effective tax rates for the three months ended December 31, 2005 and 2004 were 30.3% and 34.9% respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Office of Thrift Supervision ("OTS") has issued a regulation that uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's net present value ("NPV") in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rae changes. Institutions that do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. Both Peoples Federal Savings Bank and First Savings Bank file Schedule CMR. However, results calculated from the December 31, 2005 schedule CMR are not yet available from the OTS. Therefore, the tables below present the results of this analysis for Peoples Federal and First Savings as of September 30, 2005 and 2004. Under the regulation, institutions that must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk-based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease
(whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets. Presented below as of September 30, 2005 and 2004 is an analysis performed by the OTS of Peoples Federal's interest rate risk as

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point increments, up 300 and down 200 basis points.

    Peoples Federal Savings Bank
  Interest Rate Risk As of September 30, 2005
 (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp        38,116     (16,452)     -30%         10.55%       (360)
+200 bp        44,551     (10,018)     -18%         12.03%       (212)
+100 bp        50,236      (4,332)      -8%         13.27%        (88)
   0 bp        54,569           -        -          14.15%          -
-100 bp        57,170       2,601        5%         14.61%         47
-200 bp        57,462       2,893        0%         14.57%         42


    Peoples Federal Savings Bank
  Interest Rate Risk As of September 30, 2004
 (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp        37,608     (17,540)       -32%       10.40%      (381)
+200 bp        44,829     (10,319)       -19%       12.06%      (215)
+100 bp        50,731      (4,417)        -8%       13.32%       (88)
   0 bp        55,148           -           -       14.20%         -
-100 bp        55,199          51          0%       14.10%       (11)


Presented below are the same tables for First Savings :

   First Savings Bank
  Interest Rate Risk As of September 30, 2005
 (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp        16,315       (1,830)    -10%       15.07%      (100)
+200 bp        17,221        (924)      -5%       15.66%       (41)
+100 bp        17,862        (283)      -2%       16.01%        (6)
   0 bp        18,145           -        -        16.07%         -
-100 bp        18,054         (91)      -1%       15.83%       (24)
-200 bp        17,715        (430)      -2%       15.39%       (67)

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

   First Savings Bank
  Interest Rate Risk As of September 30, 2004
 (dollars in thousands)
  Changes                     Market Value
------------------------------------------------------------------------
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

Management believes at December 31, 2005 there have been no material changes in the Banks' interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including our President and Chief Executive Officer and our Secretary and Treasurer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d- 14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our President and Chief Executive Officer and our Chief
Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Commission rules and forms. Subsequent to the date of their evaluation, our President Chief Executive Officer and our Chief Financial Officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


Item 1.  Legal Proceedings
              None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
             None

Item 3.  Defaults Upon Senior Securities
              None

Item 4.  Submission of Matters to a Vote of Security Holders
           None

Item 5.  Other information
             None

Item 6.  Exhibits
Exhibit 31.1- Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2- Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32- Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 Reports on Form 8-K A Form 8-K was filed on November 29, 2005 regarding the annual financial results of Peoples Bancorp for the period ended September 30, 2005.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                                   SIGNATURES


Under the  requirements  of the Securities  Exchange Act of 1934, the Registrant

has duly  caused  this  Report  to be signed  on its  behalf by the  undersigned thereunto duly authorized.


Date:    February 13, 2006                            /s/Maurice F. Winkler, III
                                                     Chief Executive Officer


Date:  February 13, 2006                             /s/Deborah K. Stanger
                                                     Principal Financial and
                                                     Accounting Officer

                                                                    Exhibit 31.1


                                  CERTIFICATION

I, Maurice F. Winkler III, President-Chief Executive Officer, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Peoples Bancorp;
          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results or operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

               (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
               (b)  [intentionally omitted].
               (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
               (d) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
               (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
               (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: February 13, 2006
                                               /s/Maurice F. Winkler III
                                               President-Chief Executive Officer

                                                                    Exhibit 31.2


                                  CERTIFICATION

I, Deborah K. Stanger, Vice President-Chief Financial Officer, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Peoples Bancorp;
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results or operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
               (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
               (b)  [intentionally omitted].
               (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
               (d) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: February 13, 2006                   /s/Deborah K. Stanger
                                          Vice President-Chief Financial Officer

                                                                      Exhibit 32



                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), each of the undersigned officers of Peoples Bancorp (the "Company") does hereby certify with respect to the quarterly report on Form 10-Q for the period ended December 31, 2005, as filed with the Securities and Exchange Commission (the "Report"), that:

1. The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 13, 2006                                /s/Maurice F. Winkler III
                                                       Chief Executive Officer


Date: February 13, 2006                              /s/Deborah K. Stanger
                                                     Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to People Bancorp and will be retained by Peoples Bancorp and forwarded to the Securities and Exchange Commission or its staff upon request.