Form 10-Q
period 2006-03-31
PEOPLES BANCORP
filed 2006-05-11
CIK 869004

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



March 31, 2006                                                   Commission
                                                           File Number 000-18991

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
                                                                  --------------

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______ --------

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one:) Large Accelerated Filer ______ Accelerated Filer ______ Non-Accelerated Filer __X__ -

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No _X__ -

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock, par value $1 per share                         3,268,183 shares
------------------------------------                         ----------------
 (Title of class)                                   (Outstanding at May 11,2006)

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES


                                                                           Page
                                                                          Number

Part I   Financial Information:

  Item 1.  Consolidated Condensed Financial Statements

      Consolidated Condensed Balance Sheets
      as of March 31, 2006 and September 30, 2005..............................3
      Consolidated Condensed Statements of Income for the three
         and six months ended March 31, 2006 and 2005..........................4

      Consolidated Condensed Statements of Cash Flows for the
      six months ended March 31, 2006 and 2005.................................5

      Notes to Consolidated Condensed Financial Statements..................6-10

   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of
Operations.................................................................10-18

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....18-20

   Item 4.  Controls and Procedures........................................20-21

Part II.     Other Information
   Item 1.   Legal Proceedings................................................22
   Item lA.  Risk Factors.....................................................22
   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds......22
   Item 3.   Defaults Upon Senior Securities..................................22
   Item 4.   Submission of Matters to a Vote of Security Holders..............22
   Item 5.   Other Information................................................22
   Item 6.   Exhibits.........................................................22

Signatures....................................................................23

Officer Certifications.....................................................24-26

                                       PART I. FINANCIAL INFORMATION

                                              PEOPLES BANCORP
                                              AND SUBSIDIARIES

                                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   March 31, 2006  Sept.30, 2005
                                                      (Unaudited)
                          ASSETS
Cash and due from financial institutions           $  6,119,726   $  9,889,657
Short-term interest-bearing deposits                  2,671,721              -
                                                   -------------  -------------
    Total cash and cash equivalents                   8,791,447      9,889,657
Interest-bearing time deposits                        3,175,694      3,467,031
Securities available for sale                        94,811,506     97,679,656
Securities held to maturity
   (approximate fair value $641,276 and $767,075)       644,219        751,234
Loans:
     Loans                                          366,851,332    357,115,411
     Less: Allowance for loan losses                  1,961,487      1,966,623
                                                   -------------  -------------
     Net loans                                      364,889,845    355,148,788
Loans held for sale                                     295,000        705,655
Premises and equipment                                6,010,247      6,368,686
Federal Home Loan Bank of Indianapolis
  stock, at cost                                      4,888,200      4,888,200
Goodwill                                              2,330,198      2,330,198
Other intangible assets                                 264,206        333,129
Other assets                                          7,853,372      7,055,308
                                                   -------------  -------------
    Total assets                                   $493,953,934   $488,617,542
                                                   =============  =============

                        LIABILITIES
NOW and savings deposits                           $157,895,481   $157,543,886
Certificates of deposit                             206,300,397    202,699,470
                                                   -------------  -------------
     Total deposits                                 364,195,878    360,243,356
Short-term borrowings                                   666,727        881,225
Federal Home Loan Bank advances                      62,575,000     59,250,000
Other liabilities                                     2,574,054      3,058,579
                                                   -------------  -------------
    Total liabilities                               430,011,659    423,433,160
                                                   -------------  -------------

               COMMITMENTS AND CONTINGENCIES

                   STOCKHOLDERS' EQUITY
Preferred stock, par value $1;
    Authorized and unissued -- 5,000,000 shares               -              -
Common stock, par value $1;
    Authorized--7,000,000 shares:
    Issued and outstanding--3,299,963 and
         3,340,424 shares                             3,299,963      3,340,424
Additional paid-in capital                            4,290,769      5,445,246
Retained earnings                                    57,844,910     57,400,320
Accumulated other comprehensive loss                 (1,493,367)    (1,001,608)
                                                   -------------  -------------
    Total stockholders' equity                       63,942,275     65,184,382
                                                   -------------  -------------
    Total liabilities and stockholders' equity     $493,953,934   $488,617,542
                                                   =============  =============

See notes to consolidated condensed financial statements.

                  PEOPLES BANCORP
                  AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (Unaudited)

                                             Three months ended        Six months ended
                                                 March 31,                March 31,
                                            2006         2005         2006         2005
                                           -----------  ----------  -----------  -----------
Interest Income:
    Loans                                   $5,860,111  $5,753,483  $11,694,013  $11,513,910
    Securities                                 893,099     812,203    1,852,903    1,610,883
    Other interest and dividend income         194,048     134,027      323,971      258,201
                                            ----------  ----------  -----------  -----------
                                             6,947,258   6,699,713   13,870,887   13,382,994
                                            ----------  ----------  -----------  -----------
Interest Expense:
     NOW and savings deposits                  429,623     309,664      815,129      622,407
     Certificates of deposit                 1,823,497   1,498,342    3,576,119    2,988,421
     Short-term borrowings                       6,001       9,694        9,598       20,187
     Federal Home Loan Bank advances           814,922     729,422    1,592,626    1,435,296
                                            ----------  ----------  -----------  -----------
                                             3,074,043   2,547,122    5,993,472    5,066,311
                                            ----------  ----------  -----------  -----------
Net Interest Income                          3,873,215   4,152,591    7,877,415    8,316,683
     Provision for losses on loans               2,950       2,603       46,753       32,453
Net Interest Income After Provision
                                            ----------  ----------  -----------  -----------
      for Losses on Loans                    3,870,265   4,149,988    7,830,662    8,284,230
                                            ----------  ----------  -----------  -----------
Other Income:
    Trust income                                80,189      78,888      185,871      167,666
     Loan servicing                                196      (3,364)       1,905       (9,368)
     Net gains on sale of loans                  8,107      31,493       43,496       91,317
     Gains/(loss) on sale of securities       (132,741)          -     (132,741)      10,469
    Fees and service charges                   220,707     242,839      520,453      490,744
    Other income                               128,195      85,006      434,803      209,230
                                            ----------  ----------  -----------  -----------
                                               304,653     434,862    1,053,787      960,058
                                            ----------  ----------  -----------  -----------
Other Expense:
    Salaries and employee benefits           1,836,584   1,679,739    3,623,020    3,326,055
    Net occupancy expenses                     230,096     243,075      472,261      451,979
    Equipment expenses                         183,662     207,027      363,348      376,079
    Data processing expense                    253,305     273,235      510,222      532,996
    Deposit insurance expense                   11,808      13,335       24,049       26,810
    Other expenses                             600,457     617,173    1,408,833    1,268,088
                                            ----------  ----------  -----------  -----------
                                             3,115,912   3,033,584    6,401,733    5,982,007
                                            ----------  ----------  -----------  -----------
Income Before Income Tax                     1,059,006   1,551,266    2,482,716    3,262,281
     Income tax expense                        347,556     538,148      779,056    1,134,938
                                            ----------  ----------  -----------  -----------
Net Income                                  $  711,450  $1,013,118  $ 1,703,660  $ 2,127,343
                                            ==========  ==========  ===========  ===========

Basic Income Per Common Share                   $ 0.21      $ 0.30       $ 0.51       $ 0.63
Diluted Income Per Common Share                 $ 0.21      $ 0.30       $ 0.51       $ 0.63
Dividends Declared per Common Share             $ 0.19      $ 0.18       $ 0.38       $ 0.36


See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           SIX MONTHS ENDED MARCH 31,
                                   (Unaudited)

Operating Activities:                                             2006          2005
                                                              ----------  ------------
 Net income                                                   $1,703,660  $ 2,127,343
 Items not requiring (providing) cash
             Provision for loan losses                            46,753       32,453
             Investment securities amortization net              105,207      195,428
             Gain on sale of loans                               (43,496)     (91,317)
             Amortization of net loan origination fees          (216,238)    (282,100)
             Depreciation and amortization                       380,980      385,996
             Gain (loss) on sale of investment securities        132,741      (10,469)
 Loans originated for sale                                    (1,432,990)  (1,938,700)
 Proceeds from sale of loans held for sale                     1,866,368    2,302,732
 Change in
             Interest receivable                                (148,866)     690,953
             Interest payable                                      8,734      101,312
 Other adjustments                                              (780,542)  (1,610,132)
                                                              ----------  ------------
    Net cash provided by operating activities                  1,622,311    1,903,499
                                                              ----------  ------------
Investing Activities:
 Net change in interest bearing deposits                         291,337     (198,000)
 Purchases of securities available for sale                   (1,632,806) (10,986,343)
 Proceeds from sales of securities available for sale          1,421,681    3,193,394
 Proceeds from maturities of securities available for sale     2,145,895    6,861,740
 Proceeds from maturities of securities held to maturity         115,737      220,436
 Net change in loans                                         (10,103,545)   3,307,945
 Purchase of premises and equipment                              (22,541)    (633,625)
 Other investing activities                                      437,799      249,201
                                                              ----------  ------------
    Net cash  provided by  (used in) investing activities     (7,346,443)   2,014,748
                                                              ----------  ------------
Financing Activities:
 Net change in
             Noninterest bearing, interest bearing demand,
                money market and saving deposits                 351,595     (443,257)
             Certificates of deposit                           3,600,927   (2,442,385)
             Short-term borrowings                              (214,498)    (714,814)
 Proceeds from Federal Home Loan Bank advances                21,775,000    5,000,000
 Repayment of Federal Home Loan Bank advances                (18,450,000)           -
 Cash dividends paid                                          (1,242,164)  (1,205,466)
 Purchase of common stock                                     (1,632,483)    (131,562)
 Exercise of stock options                                       437,545            -
                                                              ----------  ------------
    Net cash provided by financing activities                  4,625,922       62,516
                                                              ----------  ------------
 Net Change in Cash and Cash Equivalents                      (1,098,210)   3,980,763
 Cash and Cash Equivalents, Beginning of Year                  9,889,657   10,924,820
                                                              ----------  ------------
  Cash and  Cash Equivalents, End of Year                     $8,791,447  $14,905,583
                                                              ==========  ============

Interest paid                                                 $5,984,738  $ 4,964,999
Income tax paid                                                  710,665    1,127,730
Loan balances transferred to foreclosed real estate              531,973      134,615

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The significant accounting policies followed by Peoples Bancorp (the Company) and its wholly owned subsidiaries, Peoples Federal Savings Bank of DeKalb County and First Savings Bank (the Banks), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for September 30, 2005 filed with the Securities and Exchange Commission. The consolidated condensed balance sheet of the Company as of September 30, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date. All adjustments, which are in the opinion of management necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three and six months ended March 31, 2006, are not necessarily indicative of those expected for the remainder of the year.

2.  CASH DIVIDEND

A cash dividend of $0.19 per common share was declared on February 21, 2006 payable on April 13, 2006, to stockholders of record as of April 3, 2006.

3.  EARNINGS PER COMMON SHARE

Earnings per share were computed as follows:

                                                                 Three Months Ended March 31,
                                                             2006                            2005
                                            -----------------------------------------------------------------------
                                                         Weighted                             Weighted
                                                         Average     Per-Share                Average     Per-Share
                                              Income      Shares       Amount       Income     Shares      Amount
                                            ----------------------------------- ------------------------------------
Basic Earnings Per Share
   Income available to common stockholders   $711,450    3,321,754       $0.21   $1,013,118    3,364,102     $0.30
Effect of Dilutive Securities
   Stock options                                            12,780                                24,741
Diluted Earnings Per Share
   Income available to common stockholders
                                            ----------------------------------- ------------------------------------
     and assumed conversions                 $711,450    3,334,534       $0.21   $1,013,118    3,388,843     $0.30
                                            =================================== ====================================

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

   NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)


                                                                 Three Months Ended March 31,
                                                             2006                            2005
                                            -----------------------------------------------------------------------
                                                         Weighted                             Weighted
                                                         Average     Per-Share                Average     Per-Share
                                              Income      Shares       Amount       Income     Shares      Amount
                                            ----------------------------------- ------------------------------------
Basic Earnings Per Share
   Income available to common stockholder  $1,703,660    3,331,110       $0.51   $2,127,343    3,365,608     $0.63
Effect of Dilutive Securities
   Stock options                                            16,136                                245381
Diluted Earnings Per Share
   Income available to common stockholders
                                            ----------------------------------- ------------------------------------
     and assumed conversions               $1,0316600    3,347,246       $0.51   $2,127,343    3,390,146     $0.63
                                            =================================== ====================================


or the three and six months ended March 31, 2006, options to purchase 23,000 shares of common stock at an exercise price of $21.50 per share were outstanding, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

Note 4. Change in Accounting Principle

The Company has a stock-based employee compensation plan, which is described in Notes to the Financial Statements included in the Annual Report to stockholders on Form 10-K for the year ended September 30, 2005.

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Company has elected the modified prospective application. As of September 30, 2005, all options granted were fully vested. According no expense was recognized during the three and six-month periods ended March 31, 2006.

5.  STOCK REPURCHASES

The following table details common stock repurchases made by the Company during the three months ended March 31, 2006 pursuant to a repurchase plan approved by the board of directors in February, 2006 whereby the Company may repurchase up to 300,000 shares of its common stock during the three years ending February, 2009. To date, a total of 36,117 shares have been repurchased under the plan.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

   NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

                                              Total               Maximum
                                             Numer of             Number of
                       Total      Average  Shares Purchased     Shares that
                     Number of     Price   as Part of             May yet
                      Shares       Paid     Publicly           be Purchased
Period               Purchased   Per Share  Announced Plan    Under the Plan
-------------------------------------------------------------------------------
January  1-31, 2006     1,876    $ 20.93      1,876                143,941
February 1-28, 2006    31,611 *    20.32     31,611                286,338 **
March 1-31, 2006       22,455      21.64     22,455                263,883
                    -----------            ---------
Total                  55,942    $ 20.17     55,942
                    ===========  =======   =========

*Total shares purchased during February under both the old plan, and the new plan approved February 21, 2006

**Shares remaining to be purchased under new plan approved February 21, 2006

Note 6.  Comprehensive Income

Total comprehensive income for the three and six months ended March 31, 2006 was $524,939 and $1,211,901, respectively. Total comprehensive income (loss) for the three and six months ended March 31, 2005 was $304,940 and $1,257,845, respectively.

Note 7.  Recent Accounting Pronouncements.

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 156. This Statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

SFAS No. 156 requires an entity to initially recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract in other specific situations.

In addition, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

   NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)


          Amortization method--Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date.


          Fair value measurement method--Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.

SFAS No. 156 is effective at the beginning of an entity's first fiscal year that begins after September 15, 2006 and should be applied prospectively for recognition and initial measurement of servicing assets and servicing liabilities. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.

The Company did not early adopt SFAS No. 156 on October 1, 2005. The Company is currently evaluating the effect of adoption of this Statement on the Company's financial condition or results of operations.

Note 8.  Reclassification

Reclassification of certain amounts in the March 31, 2005 consolidated condensed
financial   statements  have  been  made  to  conform  to  the  March  31,  2006 presentation.

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

External factors such as increases in unemployment, regional softness in property values, increasing national numbers in bankruptcy, unsecured delinquency and charge offs and internal factors such as the continuing increase in the commercial loan portfolio may result in larger losses in current economic conditions. Changes in loan concentration, delinquency and portfolio are addressed through the variation in percentages used in calculating the allowance for various types of credit as well as individual review of "high risk" credits and large loans.

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

FINANCIAL CONDITION

Total assets at March 31, 2006 were $493,953,934, an increase of $5,336,392 from September 30, 2005. Significant variations in the composition of assets during that period consisted of the following items:

          Total  net  loans  including   loans  held  for  sale,   increased  by
          $9,330,402. The increase was primarily in the commercial real estate mortgage sector.

          Cash and cash equivalents decreased $1,098,210 and securities have decreased $2,975,165. The decrease in securities has been due to maturities of bonds, pay-downs on mortgage backed securities, and the sale of an equity investment.

          Total liabilities were $430,011,659 at March 31, 2006 up from $423,433,160 at September 30, 2005, due to increases in Federal Home Loan Bank ("FHLB") advances and certificates of deposit.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

 LIQUIDITY

The Company's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At March 31, 2006, and September 30, 2005, cash and short-term interest-bearing deposits totaled $8.8 million and $9.9 million, respectively.

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

CAPITAL RESOURCES

The following table presents Peoples Federal Savings Bank's current regulatory capital position as a dollar amount and as a percentage of assets as of March 31, 2006.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                                    At March 31, 2006
                               -------------------------------------------------
                                              Required for         To Be Well
                                 Actual     Adequate Capital(1)  Capitalized (1)
                               -------------- ----------------------------------
                                Amount    %    Amount     %      Amount      %
                               ------- ------ -------- ------- --------- -------
                      (dollars in thousands)
Total risk-based capital (1)
  (to risk-weighted assets)    $44,231  22.3%  $15,896   8.0%  $19,871   10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)    $41,700  21.6%  $ 7,948   4.0%  $11,922    6.0%
Core Capital (1)
  (to adjusted tangible assets $41,700  11.2%  $15,365   4.0%  $19,206    5.0%
Core Capital (1)
  (to adjusted total assets)   $41,700  11.2%  $ 7,682   2.0%      N/A     N/A
Tangible Capital (1)
  (to adjusted total assets)   $41,700  11.2%  $ 5,762   1.5%      N/A     N/A

(1) as defined by regulatory agencies

The following table presents First Savings Bank's current regulatory capital position as a dollar amount and as a percentage of assets as of March 31, 2006.


                                                    At March 31, 2006
                               -------------------------------------------------
                                              Required for         To Be Well
                                 Actual     Adequate Capital(1)  Capitalized (1)
                               -------------- ----------------------------------
                                Amount    %    Amount     %      Amount      %
                               ------- ------ -------- ------- --------- -------
                      (dollars in thousands)
Total risk-based capital (1)
  (to risk-weighted assets)    $14,013  21.5%  $ 5,215   8.0%  $ 6,519   10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)    $13,451  20.6%  $ 2,607   4.0%  $ 3,911    6.0%
Core Capital (1)
  (to adjusted tangible assets $13,451  12.6%  $ 4,275   4.0%  $ 5,344    5.0%
Core Capital (1)
  (to adjusted total assets)   $13,451  12.6%  $ 2,138   2.0%      N/A     N/A
Tangible Capital (1)
  (to adjusted total assets)   $13,451  12.6%  $ 1,603   1.5%      N/A     N/A

(1) as defined by regulatory agencies

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

SUMMARY OF RESULTS OF OPERATIONS

The Company had net income of $711,450 or $0.21 per basic share for the three months ended March 31, 2006, and $1,703,660 or $0.51 per basic share for the six months ended March 31, 2006 as compared to $1,013,118 or $0.30, and $2,127,343 or $0.63, for the same periods in 2005. Net income decreased primarily due to lower net interest income. Non-interest income decreased for the three-month period, but increased for the six months ended March 31, 2006. The decrease for the three-month period was due primarily to lower gains on loan sales, and a loss on the sale of securities. The increase during the six-month period was offset by increased non-interest expense. This was caused primarily by the donation by First Savings Bank of appreciated real estate causing the recognition of a gain on disposal of assets, and a charitable contribution expense. However, since the gain is non-taxable, income tax expense was reduced.

NET INTEREST INCOME

Net interest income was $3,873,215 and $7,877,415 for the three and six months ended March 31, 2006 as compared to $4,152,591 and $8,316,683 for the same periods in 2005. Interest income increased $247,545 and $487,893 to $6,947,258 and $13,870,887, as compared to the same periods in 2005. The increase was due to higher interest rates earned on loans and other interest earning assets. Interest expense increased $526,921 and $927,161 to $3,074,043 and $5,993,472 for the three and six months ended March 31, 2006 versus 2005. The increase in interest expense is due to the Banks being forced to increase deposit rates to remain competitive. Since deposits reprice more quickly than most assets, this trend has had a negative impact on earnings, and will probably continue to do so in future periods. If rates continue to rise, deposits will continue to reprice at higher rates, causing interest expense to increase. Since many consumers refinanced their mortgage loans at historically low fixed rates, interest income will not increase at the same pace as interest expense.

Provision for loan loss increased $14,300 to $46,753 for the six months ended March 31, 2006 as compared to the same period the prior year reflecting normal adjustments to the allowance for loan loss account.

The following table presents average balances and associated rates earned and paid for all interest-earning assets and interest-bearing liabilities for the six months ended March 31, 2006 and 2005 (dollars in thousands).

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)
                                  2006                          2005
                       ---------------------------- ----------------------------
                        Average           Effective   Average          Effective
                        Balance  Interest    Rate     Balance  Interest   Rate
                       --------- -------- --------- --------- --------- --------
Loans                   $361,053  $11,694  6.48%    $360,094  $11,514   6.39%
Securities               101,271    1,853  3.66%      96,445    1,611   3.34%
Other                     11,712      324  5.53%      13,425      258   3.84%
                       ------------------           --------- ---------
Combined                $474,036   13,871  5.85%    $469,964   13,383   5.70%
                       --------- --------           --------- ---------
NOW and savings
     deposits           $157,654      815  1.03%    $169,079      622   0.74%
Certificates of deposit  205,183    3,576  3.49%     201,510    2,988   2.97%
Borrowings                61,543    1,603   5.21%     54,905    1,456   5.30%
                       --------- --------           --------- ---------
Combined                $424,380    5,994  2.82%    $425,494    5,066   2.39%
                       --------- --------           --------- ---------
Net interest income/
   interest rate spread           $ 7,877  3.03%               $ 8,317   3.31%
                                 ======== ======              ========  =======


The following table illustrates the change in net interest income due to changes in rates and average volumes for the six months ended March 31, 2006 vs. 2005. (in thousands).

                              Rate         Volume        Total
                           ------------  -----------   -----------
Loans                            $ 152         $ 28         $ 180
Securities                         159           83           242
Other                               93          (27)           66
                           ------------  -----------   -----------
Total                              404           84           488
                           ------------  -----------   -----------

NOW and savings deposits           233          (40)          193
Certificates of deposit            532           56           588
Borrowings                         (24)         171           147
                           ------------  -----------   -----------
Total                              741          187  #        928
                           ------------  -----------   -----------
Net interest income             $ (337)      $ (103) #     $ (440)
                           ============  ===========   ===========

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

LOANS, NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE

The following table presents the composition of the loan portfolio including loans held for sale, at March 31, 2006 and September 30, 2005 (in thousands):

                               March 31, 2006      September 30, 2005
                            ------------------ ----------------------
TYPE OF LOAN                  AMOUNT      %        AMOUNT      %
                            ------------------- ---------------------
Residential:                       (Dollars in thousands)
     Single family units    $293,297     78.9%  $289,321     80.0%
     2-4 family units          1,420      0.4%     1,512     0.4%
     Over 4 family units       1,481      0.4%     2,105     0.6%
Home Equity Lines of Credit   23,609      6.4%    24,550     6.8%
Commercial real estate        25,684      6.9%    19,752     5.5%
Land acquisition and
     development               3,478      0.9%     2,442     0.7%
Consumer and other loans      22,009      5.9%    21,272     5.9%
Loans on deposits                729      0.2%       739     0.2%
                            -------- ---------- --------    -----
                             371,707    100.0%   361,693    100.0%
                            -------- ---------- --------    ------
Less:
Undisbursed portion
     of loans                  3,723               3,361
Deferred loan fees and
     discounts                 1,133               1,216
                            --------            --------
                               4,856               4,577
                            --------            --------
Total loans receivable       366,851             357,116
Allowance for losses
-    on loans                  1,961               1,967
                            --------            --------
Net loans                   $364,890            $355,149
                            ========            ========


Non-performing assets at March 31, 2006 and September 30, 2005 are as follows (in thousands):
                                           March 31, 2006   September 30, 2005
Non-accruing loans                                $ 556           $ 1,042
Loans contractually past due 90 days
     or more other than nonaccruing                   -               126
Real estate owned (REO)                           1,089             1,061
Restructured loans                                  494               797
                                           -------------      ------------
                                                $ 2,139           $ 3,026
                                           =============      ============

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

It is the Company's policy to carry REO at the lower of cost or the net realizable value less estimated costs to sell. After repossession, appraised value is reduced for estimated repair and selling costs, and the net amount is the carrying value of the property. Any changes in estimated realizable value after the initial repossession, are charged to a specific loss allowance account for REO. Net charge-offs for the six months ended March 31, 2006 were $52,000 and were incurred primarily due to residential REO and consumer loans.

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

NON-INTEREST INCOME

The Company's non-interest income for the three and six months ended March 31, 2006, was $304,653 and $1,053,787 as compared to $434,862 and $960,058 for the same periods one year ago. The decrease for this quarter was primarily due to a loss on the sale of investment securities of $132,741. The increase for the six-month  period  ended  March  31,  2006  was  primarily  attributable  to the non-taxable  gain  on the  donation  of  appreciated  real  estate  of  $187,700 mentioned above. Gains on sales of loans decreased $47,821 to $43,496. In addition, trust income increased $18,205 to $185,871 for the six months ended March 31, 2006 as compared to the same period in 2005 due to estate fees of $29,000 recognized this year.

NON-INTEREST EXPENSE

Total non-interest expense for the three and six months ended March 31, 2006 was $3,033,584 and $5,982,007 as compared to $3,033,584 and $5,982,007 for the same period in 2005. Salaries and employee benefits increased $156,845 and $296,965 to $1,836,584 and $3,623,020 for the

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

quarter and six months ended March 31, 2006, due to regular salary increases and the increased cost of insurance and pension benefits.

Other expenses increased $140,745 to $1,408,833 for the six months ended March 31, 2006 as compared to 2005, due primarily to the aforementioned contribution of appreciated real estate resulting in a charitable contribution expense of $200,000. Since the contribution is tax deductible, and the gain is non-taxable, this had the effect of increasing net income by approximately $56,000.

INCOME TAXES

Income tax expense decreased to $347,556 from $538,148 for the three months, and to $779,056 from $1,134,938 for the six months ended March 31, 2006 as compared to the same periods for 2005. The decrease was due to lower pretax income, combined with the aforementioned non-taxable gain/deductable contribution. In addition, Peoples Federal established an investment subsidiary effective March 15, 2006, which is headquartered in Las Vegas, Nevada. This will lower Indiana income tax in future periods, since the income from the investments held in the subsidiary will not be subject to Indiana income tax. The effective tax rates for the six months ended March 31, 2006 and 2005 were 31.4% and 34.8% respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Office of Thrift Supervision ("OTS") has issued a regulation that uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's net present value ("NPV") in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rae changes. Institutions that do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. Both Peoples Federal Savings Bank and First Savings Bank file Schedule CMR. However, results calculated from the March 31, 2006 schedule CMR are not yet available from the OTS. Therefore, the tables below present the results of this analysis for Peoples Federal and First Savings as of December 31, 2005 and 2004. Under the regulation, institutions that must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk-based capital requirement if their interest rate exposure is greater

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets. Presented below as of December 31, 2005 and 2004 is an analysis performed by the OTS of Peoples Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point increments, up 300 and down 200 basis points.

                          Peoples Federal Savings Bank
                   Interest Rate Risk As of December 31, 2005
                             (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp          36,537     (17,088)       -32%       10.02%      (375)
+200 bp          43,158     (10,467)       -20%       11.55%      (222)
+100 bp          49,065      (4,560)        -9%       12.84%       (93)
   0 bp          53,625           -           -       13.78%         -
-100 bp          56,508       2,883          5%       14.31%        53
200 bp           56,858       3,233          6%       14.28%        51

                          Peoples Federal Savings Bank
                   Interest Rate Risk As of December 31, 2004
                             (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp           40,784     (15,659)       -28%       11.19%      (332)
+200 bp           47,251      (9,192)       -16%       12.64%      (187)
+100 bp           52,594      (3,849)        -7%       13.77%       (75)
   0 bp           56,443           -           -       14.51%         -
-100 bp           56,633         191          0%       14.44%        (8)

Presented below are the same tables for First Savings:

                               First Savings Bank
                   Interest Rate Risk As of December 31, 2005
                             (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp          15,408      (1,879)       -11%       14.37%      (111)
+200 bp          16,299        (988)        -6%       14.98%       (50)
+100 bp          16,957        (330)        -2%       15.37%       (11)
   0 bp          17,287           -           -       15.48%         -
-100 bp          17,189         (98)        -1%       15.25%       (23)
-200 bp          16,873        (414)        -2%       14.84%       (64)

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

Management believes at March 31, 2006 there have been no material changes in the Banks' interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2006, an evaluation was carried out under the supervision and with the participation of the Company's management, including our President and Chief Executive Officer and our Secretary and Treasurer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d- 14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our President and Chief Executive Officer and our Chief
Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange

                                PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Commission rules and forms. Subsequent to December 31, 2005, our President Chief Executive Officer and our Chief Financial Officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES


Item 1.  Legal  Proceedings
               None

Item 1A. Risk Factors
               There have been no material changes with respect to the risk factors disclosed in the Company's annual report on Form 10-K for the year ended September 30, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
               None

Item 3.  Defaults Upon Senior Securities
               None

Item 4.  Submission of Matters to a Vote of Security Holders
               On January 11, 2006 the Company held its annual meeting of shareholders. A total of 2,692,553 shares were represented in person or by proxy at the meeting. Erica D. Dekko was elected to the Board of Directors for a three-year term expiring in 2009. 2,563,352 shares were voted in favor of the election of the nominee and there were 129,201 votes withheld. Douglas D. Marsh was elected to the Board of Directors for a three-year term expiring in 2009. 2,562,786 shares were voted in favor of the election of the nominee and there were 129,767 votes withheld. Maurice F. Winkler III was elected to the Board of Directors for a three-year term expiring in 2009. 2,574,635 shares were voted in favor of the election of the nominee and there were 117,918 votes withheld. BKD LLP was approved as the auditor of Peoples Bancorp for the fiscal year ending September 30, 2006. 2,667,027 shares were voted in favor of approval, with 8,227 votes withheld.

Item 5.  Other information
               None

Item 6.  Exhibits
               Exhibit 31.1- Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Exhibit 31.2-Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Exhibit 32- Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                                   SIGNATURES


Under the  requirements  of the Securities  Exchange Act of 1934, the Registrant

has duly  caused  this  Report  to be signed  on its  behalf by the  undersigned thereunto duly authorized.


Date:    May 11, 2006                                 /s/Maurice F. Winkler, III
                                                      Chief Executive Officer


Date:  May 11, 2006                                   /s/Deborah K. Stanger
                                                       Principal Financial and
                                                          Accounting Officer

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




Date: May 11, 2006                             /s/Maurice F. Winkler III
                                               President-Chief Executive Officer

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


Date: May 11, 2006                        /s/Deborah K. Stanger
                                          Vice President-Chief Financial Officer

                                                                      Exhibit 32



                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), each of the undersigned officers of Peoples Bancorp (the "Company") does hereby certify with respect to the quarterly report on Form 10-Q for the period ended March 31, 2006, as filed with the Securities and Exchange Commission (the "Report"), that:

1. The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934;

                                      and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date: May 11, 2006                                     /s/Maurice F. Winkler III
                                                       Chief Executive Officer


Date: May 11, 2006                                     /s/Deborah K. Stanger
                                                       Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to People Bancorp and will be retained by Peoples Bancorp and forwarded to the Securities and Exchange Commission or its staff upon request.