Form 10-Q
period 2006-06-30
PEOPLES BANCORP
filed 2006-08-04
CIK 869004

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



June 30, 2006                                                 Commission
                                                           File Number 000-18991

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

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one:)
Large Accelerated Filer ___ Accelerated Filer ___  Non-Accelerated Filer __X__


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No _X__ -

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock, par value $1 per share                     3,246,314 shares
------------------------------------                     ----------------
            (Title of class)                     (Outstanding at August 4, 2006)

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                                                                           Page
                                                                          Number

Part I   Financial Information:

  Item 1.  Consolidated Condensed Financial Statements

     Consolidated Condensed Balance Sheets
     as of June 30, 2006 and September 30, 2005................................3
     Consolidated Condensed Statements of Income for the three
        and nine months ended June 30, 2006 and 2005...........................4

     Consolidated Condensed Statements of Cash Flows for the
     nine months ended June 30, 2006 and 2005..................................5

     Notes to Consolidated Condensed Financial Statements...................6-10

   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................10-18

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....18-20

   Item 4.  Controls and Procedures...........................................21

Part II.     Other Information
   Item 1.   Legal Proceedings................................................22
   Item lA. Risk Factors......................................................22
   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds......22
   Item 3.   Defaults Upon Senior Securities..................................22
   Item 4.   Submission of Matters to a Vote of Security Holders..............22
   Item 5.   Other Information................................................22
   Item 6.   Exhibits.........................................................22

Signatures.......... .........................................................23

Officer Certifications.....................................................24-26

                                       PART I. FINANCIAL INFORMATION

                                              PEOPLES BANCORP
                                              AND SUBSIDIARIES

                                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   June 30, 2006  Sept. 30, 2005
                                                      (Unaudited)
                          ASSETS
Cash and due from financial institutions             $  6,934,617  $  9,889,657
Short-term interest-bearing deposits                    5,138,291             -
                                                     ------------- -------------
    Total cash and cash equivalents                    12,072,908     9,889,657
Interest-bearing time deposits                          3,173,605     3,467,031
Securities available for sale                          93,827,005    97,679,656
Securities held to maturity
   (approximate fair value $590,684 and $767,075)         600,554       751,234
Loans:
     Loans                                            369,735,962   357,115,411
     Less: Allowance for loan losses                    1,909,916     1,966,623
                                                     ------------- -------------
     Net loans                                        367,826,046   355,148,788
Loans held for sale                                       105,000       705,655
Premises and equipment                                  5,851,238     6,368,686
Federal Home Loan Bank of Indianapolis stock, at cost   4,888,200     4,888,200
Goodwill                                                2,330,198     2,330,198
Other intangible assets                                   229,744       333,129
Other assets                                            7,416,850     7,055,308
                                                     ------------- -------------
    Total assets                                     $498,321,348  $488,617,542
                                                     ============= =============

                        LIABILITIES
NOW and savings deposits                             $151,748,210  $157,543,886
Certificates of deposit                               213,660,539   202,699,470
                                                     ------------- -------------
     Total deposits                                   365,408,749   360,243,356
Short-term borrowings                                     671,724       881,225
Federal Home Loan Bank advances                        66,980,000    59,250,000
Other liabilities                                       2,648,418     3,058,579
                                                     ------------- -------------
    Total liabilities                                 435,708,891   423,433,160
                                                     ------------- -------------

               COMMITMENTS AND CONTINGENCIES

                   STOCKHOLDERS' EQUITY
Preferred stock, par value $1;
    Authorized and unissued -- 5,000,000 shares                 -             -
Common stock, par value $1;
    Authorized--7,000,000 shares:
    Issued and outstanding--3,246,464 and
         3,340,424 shares                               3,246,464     3,340,424
Additional paid-in capital                              3,321,762     5,445,246
Retained earnings                                      58,082,727    57,400,320
Accumulated other comprehensive loss                   (2,038,496)   (1,001,608)
                                                     ------------- -------------
    Total stockholders' equity                         62,612,457    65,184,382
                                                     ------------- -------------
    Total liabilities and stockholders' equity       $498,321,348  $488,617,542
                                                     ============= =============

See notes to consolidated condensed financial statement

                 PEOPLES BANCORP
                  AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (Unaudited)

                                     Three months ended      Nine months ended
                                          June 30,                June 30,
                                     2006         2005       2006        2005
                                  ----------  ---------- ----------- ----------
Interest Income:
Loans                             $5,995,510 $5,691,481 $17,689,523 $17,205,391
Securities                           918,751    900,374   2,771,654   2,511,257
Other interest and dividend incom    175,620    169,537     499,591     427,738
                                  ---------- ----------  ----------- ----------
                                   7,089,881  6,761,392  20,960,768  20,144,386
                                  ---------- ----------  ----------- ----------
Interest Expense:
NOW and savings deposits            460,841    329,558    1,275,970     951,965
Certificates of deposit           1,998,772  1,561,686    5,574,891   4,550,107
Short-term borrowings                 3,227      7,608       12,825      27,795
Federal Home Loan Bank advances     845,601    733,895    2,438,227   2,169,191
                                 ---------- ----------  ----------- -----------
                                  3,308,441  2,632,747    9,301,913   7,699,058
                                 ---------- ----------  ----------- -----------
Net Interest Income               3,781,440  4,128,645   11,658,855  12,445,328
     Provision for losses on loan    (1,796)    15,157       44,957      47,610
                                 ---------- ----------  ----------- -----------
Net Interest Income After Provision
      for Losses on Loans         3,783,236  4,113,488   11,613,898  12,397,718
                                 ---------- ----------  ----------- -----------
Other Income:
Trust income                         77,977     96,403      263,848     264,069
Loan servicing                        1,727        101        3,632      (9,267)
Net gains on sale of loans           19,323     38,268       62,819      98,700
Gains/(loss) on sale of securitie         -          -     (132,741)     10,469
Fees and service charges            265,025    306,971      785,478     797,715
Other income                        109,597     82,801      544,400     349,071
                                 ---------- ----------  ----------- -----------
                                    473,649    524,544    1,527,436   1,510,757
                                 ---------- ----------  ----------- -----------
Other Expense:
Salaries and employee benefits    1,790,988  1,705,242    5,414,008   5,057,452
Net occupancy expenses              223,925    224,493      696,186     676,472
Equipment expenses                  156,301    182,070      519,649     558,149
Data processing expense             308,986    254,205      819,208     787,201
Deposit insurance expense            11,513     13,008       35,562      39,818
Other expenses                      438,174    468,717    1,847,007   1,736,805
                                 ---------- ----------  ----------- -----------
                                  2,929,887  2,847,735    9,331,620   8,855,897
                                 ---------- ----------  ----------- -----------
Income Before Income Tax          1,326,998  1,790,297    3,809,714   5,052,578
     Income tax expense             472,351    622,525    1,251,407   1,757,463
                                 ---------- ----------  ----------- -----------
Net Income                       $  854,647 $1,167,772  $ 2,558,307 $ 3,295,115
                                 ========== ==========  =========== ===========

Basic Income Per Common Share        $ 0.26     $ 0.35       $ 0.77      $ 0.98
Diluted Income Per Common Share      $ 0.26     $ 0.35       $ 0.77      $ 0.97
Dividends Declared per Common Share  $ 0.19     $ 0.18       $ 0.57      $ 0.54

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           NINE MONTHS ENDED JUNE 30,
                                   (Unaudited)

Operating Activities:                                            2006           2005
                                                              ------------  ------------
 Net income                                                   $ 2,558,307   $ 3,295,115
 Items not requiring (providing) cash
             Provision for loan losses                             44,957        47,610
             Investment securities amortization net               103,720       244,322
             Gain on sale of loans                                (62,819)      (98,700)
             Amortization of net loan origination fees           (306,001)     (382,609)
             Depreciation and amortization                        549,266       578,160
             Gain (loss) on sale of investment securities         132,741       (10,469)
 Loans originated for sale                                     (2,146,521)   (2,766,700)
 Proceeds from sale of loans held for sale                      2,781,576     3,159,150
 Change in
             Interest receivable                                 (106,964)      249,134
             Interest payable                                     134,529        24,285
 Other adjustments                                               (610,054)      309,003
                                                              ------------  ------------
   Net cash provided by operating activities                    3,072,737     4,648,301
                                                              ------------  ------------
Investing Activities:
 Net change in interest bearing deposits                          293,426      (396,010)
 Purchases of securities available for sale                    (2,085,531)  (20,770,034)
 Proceeds from sales of securities available for sale           1,421,681     3,193,394
 Proceeds from maturities of securities available for sale      2,751,908     9,744,501
 Proceeds from maturities of securities held to maturity          157,436       306,744
 Net change in loans                                          (13,150,915)    2,495,624
 Purchase of premises and equipment                               (31,818)     (688,901)
 Other investing activities                                     1,155,463       544,896
                                                              ------------  ------------
   Net cash  used in investing activities                      (9,488,350)   (5,569,786)
                                                              ------------  ------------
Financing Activities:
 Net change in
             Noninterest bearing, interest bearing demand,
                money market and saving deposits               (5,795,676)   (2,705,678)
             Certificates of deposit                           10,961,069      (479,969)
             Short-term borrowings                               (209,501)       35,221
 Proceeds from Federal Home Loan Bank advances                 37,130,000     5,975,500
 Repayment of Federal Home Loan Bank advances                 (29,400,000)   (1,000,000)
 Cash dividends paid                                           (1,869,584)   (1,812,185)
 Purchase of common stock                                      (2,745,840)     (486,243)
 Excess tax benefit on stock options exercised                     90,851             -
 Exercise of stock options                                        437,545             -
                                                              ------------  ------------
   Net cash provided by (used in) financing activities          8,598,864      (473,354)
                                                              ------------  ------------
 Net Change in Cash and Cash Equivalents                        2,183,251    (1,394,839)
 Cash and Cash Equivalents, Beginning of Year                   9,889,657    10,924,820
                                                              ------------  ------------
  Cash and  Cash Equivalents, End of Year                     $12,072,908   $ 9,529,981
                                                              ============  ============

   Interest paid                                              $ 9,167,384   $ 7,674,773
   Income tax paid                                              1,224,665     1,652,883
   Loan balances transferred to foreclosed real estate          1,023,701       352,247

See notes to consolidated condensed financial statements.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The significant accounting policies followed by Peoples Bancorp (the Company) and its wholly owned subsidiaries, Peoples Federal Savings Bank of DeKalb County and First Savings Bank (the Banks), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for September 30, 2005 filed with the Securities and Exchange Commission. The consolidated condensed balance sheet of the Company as of September 30, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date. All adjustments, which are in the opinion of management necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three and nine months ended June 30, 2006, are not necessarily indicative of those expected for the remainder of the year.

2.  CASH DIVIDEND

A cash dividend of $0.19 per common share was declared on May 16, 2006 payable on July 20, 2006, to stockholders of record as of July 3, 2006. The dividend declared on May 16, 2006 was accrued and is included in other liabilities at June 30, 2006.

3.  EARNINGS PER COMMON SHARE

Earnings per share were computed as follows:

                                                               Three Months Ended June 30,
                                                         2006                                       2005
                                             -----------------------------------------------------------------------------
                                                        Weighted                                Weighted
                                                        Average     Per-Share                   Average     Per-Share
                                              Income     Shares       Amount       Income        Shares       Amount
                                             ---------------------------------  -----------------------------------------
Basic Earnings Per Share
   Income available to common stockholders    $854,647  3,273,643     $0.26      $1,167,772    3,355,549       $0.35
Effect of Dilutive Securities
   Stock options                                            9,104                                 22,361
Diluted Earnings Per Share
   Income available to common stockholders
                                             --------------------------------   -----------------------------------------
     and assumed conversions                  $854,647  3,282,747     $0.26      $1,167,772    3,377,910       $0.35
                                             ================================   =========================================

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

               NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
                             STATEMENTS (continued)

                                                                          Nine Months Ended June 30,
                                                                 2006                                       2005
                                            -------------------------------------------------------------------------------
                                                          Weighted                             Weighted
                                                          Average     Per-Share                 Average     Per-Share
                                             Income        Shares       Amount     Income        Shares       Amount
                                            ---------------------------------   -------------------------------------------
Basic Earnings Per share
   Income available to common stockholders   $2,558,307 3,311,954     $0.77      $3,295,115    3,362,255       $0.98
Effect of Dilutive Securities
   Stock options                                           13,792                                 23,812
Diluted Earnings Per Share
   Income available to common stockholders
                                            ---------------------------------   -------------------------------------------
     and assumed conversions                 $2,558,307 3,325,746     $0.77      $ 3,295,115    3,386,067      $0.97
                                            =================================   =======================================




For the three and nine months ended June 30, 2006, options to purchase 23,000 shares of common stock at an exercise price of $21.50 per share were outstanding, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

Note 4. Change in Accounting Principle

The Company has a stock-based employee compensation plan, which is described in Notes to the Financial Statements included in the Annual Report to stockholders on Form 10-K for the year ended September 30, 2005.

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Company has elected the modified prospective application. As of September 30, 2005, all options granted were fully vested. No options were granted during the nine months ended June 30, 2006. According no expense was recognized during the three and nine-month periods ended June 30, 2006.

5.  STOCK REPURCHASES

The following table details common stock repurchases made by the Company during the three months ended June 30, 2006 pursuant to a repurchase plan approved by the board of directors in February, 2006 whereby the Company may repurchase up to 300,000 shares of its common stock during the three years ending February, 2009. To date, a total of 89,616 shares have been repurchased under the plan.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

               NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
                             STATEMENTS (continued)



                                              Total               Maximum
                                              Numer of             Number of
                     Total         Average   Shares Purchased     Shares that
                   Number of        Price    as Part of             May yet
                    Shares          Paid      Publicly           be Purchased
Period             Purchased      Per Share   Announced Plan    Under the Plan
-------------------------------------------------------------------------------
April 1-30, 2006         -       $     -            -                263,883
May 1-31, 2006      39,216         20.96       39,216                224,667
June 1-30, 2006     14,283         20.41       14,283                210,384
                 ----------                 ----------
Total               53,499       $ 20.81       53,499
               ============  ============   ==========


Note 6.  Comprehensive Income

Total comprehensive income for the three and nine months ended June 30, 2006 was $309,518 and $1,521,419, respectively. Total comprehensive income for the three and nine months ended June 30, 2005 was $1,724,227 and $2,982,072, respectively.

Note 7.  Recent Accounting Pronouncements.
------------------------------------------

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 156. This Statement amends SFAS
140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

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

Note 8.  Reclassification

Reclassification of certain amounts in the June 30, 2005 consolidated  condensed
financial   statements   have  been  made  to  conform  to  the  June  30,  2006
presentation.

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

FINANCIAL CONDITION

Total assets at June 30, 2006 were $498,321,348, an increase of $9,703,806 from September 30, 2005. Significant variations in the composition of assets during that period consisted of the following items:

          Total  net  loans  including   loans  held  for  sale,   increased  by
          $12,076,603. The increase was primarily in the commercial real estate mortgage sector and single-family residential mortgages.

          Cash  and  cash  equivalents   increased   $2,183,251  and  securities
          decreased $4,003,331. The decrease in securities has been due to maturities of bonds, pay-downs on mortgage- backed securities, and the sale of an equity investment.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


          Total   liabilities  were  $435,708,891  at  June  30,  2006  up  from
          $423,433,160 at September 30, 2005, due to increases in Federal Home Loan Bank ("FHLB") advances and certificates of deposit.

 LIQUIDITY

The Company's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At June 30, 2006, and September 30, 2005, cash and short-term interest-bearing deposits totaled $12.1 million and $9.9 million, respectively.

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

CAPITAL RESOURCES

The following table presents Peoples Federal Savings Bank's current regulatory capital position as a dollar amount and as a percentage of assets as of June 30, 2006.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


                                             At June 30, 2006
                               -------------------------------------------------
                                                 Required for       To Be Well
                                  Actual      Adequate Capital(1)Capitalized (1)
                               --------------- ---------------- ----------------
                               Amount      %     Amount      %   Amount      %
                               --------------- ---------------- ----------------
                                        (dollars in thousands)
Total risk-based capital (1)
  (to risk-weighted assets)    $44,242  22.0%   $16,075    8.0%  $20,094   10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)    $42,865  21.3%   $ 8,038    4.0%  $12,057    6.0%
Core Capital (1)
  (to adjusted tangible assets)$42,865  11.0%   $15,577    4.0%  $19,472    5.0%
Core Capital (1)
  (to adjusted total assets)   $42,865  11.0%   $ 7,789    2.0%      N/A     N/A
Tangible Capital (1)
  (to adjusted total assets)   $42,865  11.0%   $ 5,841    1.5%      N/A     N/A

(1) as defined by regulatory agencies

The following table presents First Savings Bank's current regulatory capital position as a dollar amount and as a percentage of assets as of June 30, 2006.


                                                  At June 30, 2006
                              --------------------------------------------------
                                               Required for        To Be Well
                                  Actual     Adequate Capital(1) Capitalized (1)
                              ---------------- ---------------- ----------------
                              Amount      %    Amount     %       Amount      %
                              ---------------- ---------------- ----------------
                                            (dollars in thousands)
Total risk-based capital (1)
  (to risk-weighted assets)    $14,188  22.3%    $5,093    8.0%   $6,466   10.0%
Tier 1 risk-based capital (1)
  (to risk-weighted assets)    $13,673  21.5%    $2,547    4.0%   $3,880    6.0%
Core Capital (1)
  (to adjusted tangible assets)$13,673  12.8%    $4,279    4.0%   $5,348    5.0%
Core Capital (1)
  (to adjusted total assets)   $13,673  12.8%    $2,139    2.0%      N/A     N/A
Tangible Capital (1)
  (to adjusted total assets)   $13,673  12.8%    $1,604    1.5%      N/A     N/A

(1) as defined by regulatory agencies

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

SUMMARY OF RESULTS OF OPERATIONS

The Company had net income of $854,647 or $0.26 per basic share for the three months ended June 30, 2006, and $2,558,307 or $0.77 per basic share for the nine months ended June 30, 2006 as compared to $1,167,772 or $0.35, and $3,295,115 or $0.98, for the same periods in 2005. Net income decreased primarily due to lower net interest income. Non-interest income decreased for the three-month period, but increased for the nine months ended June 30, 2006. The decrease for the three-month period was due primarily to lower gains on loan sales. The increase during the nine-month period was offset by increased non-interest expense. This was caused primarily by the donation by First Savings Bank of appreciated real estate causing the recognition of a gain on disposal of assets, and a charitable contribution expense. However, since the gain is non-taxable, income tax expense was reduced.

NET INTEREST INCOME

Net interest income was $3,781,440 and $11,658,855 for the three and nine months ended June 30, 2006 as compared to $4,128,645 and $12,445,328 for the same periods in 2005. Interest income for the three and nine months ended June 30, 2006 increased $328,489 and $816,382 to $7,089,881 and $20,960,768, as compared to the same periods in 2005. The increase was due to higher interest rates earned on loans and other interest earning assets, as well as increased loan volume. Interest expense increased $675,694 and $1,602,855 to $3,308,441 and $9,301,913 for the three and nine months ended June 30, 2006 versus 2005. The increase in interest expense is due to the Banks being forced to increase deposit rates to remain competitive. Since deposits reprice more quickly than most assets, this trend has had a negative impact on earnings, and will probably continue to do so in future periods. If rates continue to rise, deposits will continue to reprice at higher rates, causing interest expense to increase. Since many consumers refinanced their mortgage loans at historically low fixed rates, interest income will not increase at the same pace as interest expense. Interest expense on borrowings has increased due to higher volumes of FHLB advances. Loan volume has increased significantly more than deposit volume over the last nine months, causing the banks to rely on FHLB advances to fill the liquidity gap.

Provision for loan loss decreased $2,653 to $44,957 for the nine months ended June 30, 2006 as compared to the same period the prior year reflecting normal adjustments to the allowance for loan loss account.

The following table presents average balances and associated rates earned and paid for all interest-earning assets and interest-bearing liabilities for the nine months ended June 30, 2006 and 2005 (dollars in thousands).

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


                                    2006                        2005
                       ----------------------------- ---------------------------
                         Average           Effective Average          Effective
                         Balance  Interest   Rate    Balance   Interest   Rate
                      ----------  --------- -------  --------   -------- -------
Loans                 $ 363,143    $17,689   6.49%   $357,859    $17,205   6.41%
Securities               97,150      2,772   3.80%     97,375      2,511   3.44%
Other                    11,764        500   5.67%     14,744        428   3.87%
                      ----------  ---------          ---------- --------
Combined               $472,057     20,961   5.92%   $469,978     20,144   5.71%
                      ----------  ---------          ---------- --------
NOW and savings
     deposits          $160,337      1,276   1.06%   $169,508        952   0.75%
Certificates of deposit 206,599      5,575   3.60%    201,560      4,550   3.01%
Borrowings               62,129      2,451   5.26%     55,433      2,197   5.28%
                      ----------  ---------          ---------- --------
Combined               $429,065      9,302   2.89%   $426,501      7,699   2.41%
                      ----------  ---------          ---------- --------
Net interest income/
   interest rate spread            $11,659   3.03%                $12,44   3.30%
                                  ========= =======             =========  =====

The following table illustrates the change in net interest income due to changes in rates and average volumes for the nine months ended June 30, 2006 vs. 2005. (in thousands).

                              Rate         Volume        Total
                           ------------  -----------   -----------
Loans                            $ 222        $ 262         $ 484
Securities                         267           (6)          261
Other                              127          (55)           72
                           ------------  -----------   -----------
Total                              616          201           817
                           ------------  -----------   -----------

NOW and savings deposits           373          (49)          324
Certificates of deposit            909          116         1,025
Borrowings                          (8)         262           254
                           ------------  -----------   -----------
Total                            1,274          329  #      1,603
                           ------------  -----------   -----------
Net interest income             $ (658)      $ (128) #     $ (786)
                           ============  ===========   ===========

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

LOANS, NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE

The following table presents the composition of the loan portfolio including loans held for sale, at June 30, 2006 and September 30, 2005 (in thousands):


                                      June 30, 2006         September 30, 2005
                                     ------------------ ------------------------
TYPE OF LOAN                            AMOUNT       %        AMOUNT         %
                                     ---------  --------    --------   ---------
Residential:                                      (Dollars in thousands)
     Single family units              $299,178    79.6%     $289,321    79.9%
     2-4 family units                    1,400                 1,512     0.4%
     Over 4 family units                 1,452     0.4%        2,105     0.6%
Home Equity Lines of Credit             22,727     6.1%       24,550     6.8%
Commercial real estate                  26,890     7.2%       19,752     5.5%
Land acquisition and
     development                         3,291     0.9%        2,442     0.7%
Consumer and other loans                19,664     5.2%       21,272     5.9%
Loans on deposits                          776     0.2%          739     0.2%
                                     ---------  --------    --------   ---------
                                       375,378   100.0%      361,693    100.0%
                                     ---------  --------    --------   ---------
Less:
Undisbursed portion
     of loans                            4,424                 3,361
Deferred loan fees and
     discounts                           1,113                 1,216
                                     ---------              --------
                                         5,537                 4,577
                                     ---------              --------
Total loans receivable                 369,841               357,116
Allowance for losses
     on loans                            1,910                 1,967
                                     ---------              --------
Net loans                             $367,931              $355,149
                                     =========              ========

Non-performing assets at June 30, 2006 and September 30, 2005 are as follows (in thousands):

                                           June 30, 2006    September 30, 2005
Non-accruing loans                                $ 134          $ 1,042
Loans contractually past due 90 days
     or more other than nonaccruing                  28              126
Real estate owned (REO)                             816            1,061
Restructured loans                                1,287              797
                                           -------------       ----------
                                                $ 2,265          $ 3,026
                                           =============       ==========

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

It is the Company's policy to carry REO at the lower of cost or the net realizable value less estimated costs to sell. After repossession, appraised value is reduced for estimated repair and selling costs, and the net amount is the carrying value of the property. Any changes in estimated realizable value after the initial repossession, are charged to a specific loss allowance account for REO. Net charge-offs for the nine months ended June 30, 2006 were $102,000 and were incurred primarily due to residential REO and consumer loans.

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

NON-INTEREST INCOME

The Company's non-interest income for the three and nine months ended June 30, 2006, was $473,649 and $1,527,436 as compared to $524,544 and $1,510,757 for the same periods one year ago. The decrease for this quarter was primarily due to lower gains on loan sales versus last year, and decreased trust income. The increase for the nine-month period ended June 30, 2006 was primarily attributable to the non-taxable gain on the donation of appreciated real estate of $187,700 mentioned above, partially offset by a loss on a sale of an investment security of $132,741. Gains on sales of loans decreased $35,881 to $62,819 for the nine months ended June 30, 2006 as compared to the same period in 2005. Trust income decreased $18,426 to $77,977 for the three-month period, but remained constant at $263,848 as compared to $264,069 for the nine months ended June 30, 2006 due to an estate fee collected during the third quarter of 2005, which was not earned this year.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)
NON-INTEREST EXPENSE

Total non-interest expense for the three and nine months ended June 30, 2006 was $2,929,887 and $9,331,620 as compared to $2,847,735 and $8,855,897 for the same period in 2005. Salaries and employee benefits increased $85,746 and $356,556 to $1,790,988 and $5,414,008 for the quarter and nine months ended June 30, 2006, due to regular salary increases and the increased cost of insurance and pension benefits.

Other expenses increased $110,202 to $1,847,007 for the nine months ended June 30, 2006 as compared to 2005, due primarily to the aforementioned contribution of appreciated real estate resulting in a charitable contribution expense of $200,000. Since the contribution is tax deductible, and the gain is non-taxable, this had the effect of increasing net income by approximately $56,000.

INCOME TAXES

Income tax expense decreased to $472,351 from $622,525 for the three months, and to $1,251,407 from $1,757,463 for the nine months ended June 30, 2006 as compared to the same periods for 2005. The decrease was due to lower pretax income, combined with the aforementioned non-taxable gain/deductable contribution. In addition, Peoples Federal established an investment subsidiary effective March 15, 2006, which is headquartered in Las Vegas, Nevada. This will lower Indiana income tax in future periods, since the income from the investments held in the subsidiary will not be subject to Indiana income tax. The effective tax rates for the nine months ended June 30, 2006 and 2005 were 32.8% and 34.8% respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Office of Thrift Supervision ("OTS") has issued a regulation that uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's net present value ("NPV") in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR, is used by the OTS to calculate changes in NPV, (and the related "normal" level of interest rate risk) based upon certain interest rate changes. Institutions that do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. Both Peoples Federal Savings Bank and First Savings Bank file Schedule CMR. However, results calculated from the June 30, 2006 schedule CMR are not yet available from the

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

OTS. Therefore, the tables below present the results of this analysis for Peoples Federal and First Savings as of March 31, 2006 and 2005. Under the regulation, institutions that must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk-based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets. Presented below as of March 31, 2006 and 2005 is an analysis performed by the OTS of Peoples Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point increments, up 300 and down 200 basis points.

                          Peoples Federal Savings Bank
                     Interest Rate Risk As of March 31, 2006
------------------------------------------------------------------------
                             (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp        35,944     (16,715)       -32%        9.78%      (367)
+200 bp        42,806      (9,854)       -19%       11.36%      (209)
+100 bp        48,939      (3,720)        -7%       12.70%       (75)
   0 bp        52,659           -           -       13.45%         -
-100 bp        57,331       4,672          9%       14.38%        93
200 bp         58,632       5,972         11%       14.56%       111

                          Peoples Federal Savings Bank
                     Interest Rate Risk As of March 31, 2005
    ----------------------------------------------------------------------
                             (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp        39,723     (17,314)       -30%       10.93%      (374)
+200 bp        46,226     (10,810)       -19%       12.41%      (226)
+100 bp        51,860      (5,176)        -9%       13.62%      (105)
   0 bp        57,037           -           -       14.67%         -
-100 bp        58,153       1,117          2%       14.80%        13
-200 bp        57,330         294          1%       14.51%       (16)


Presented below are the same tables for First Savings:

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


                               First Savings Bank
                     Interest Rate Risk As of March 31, 2006
    ---------------------------------------------------------------------
                             (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp        14,615      (2,104)       -13%       13.90%      (136)
+200 bp        15,560      (1,159)        -7%       14.58%       (68)
+100 bp        16,304        (415)        -2%       15.06%       (20)
   0 bp        16,719           -           -       15.26%         -
-100 bp        16,744          25          0%       15.13%       (13)
-200 bp        16,475        (244)        -1%       14.76%       (50)

   First Savings Bank
    Interest Rate Risk As of March 31, 2005
------------------------------------------------------------------------
 (dollars in thousands)
  Changes                     Market Value
  in Rates    $ Amount    $ Change    % Change    NPV Ratio    Change
------------------------------------------------------------------------
+300 bp        15,682      (2,585)       -14%       14.09%      (155)
+200 bp        16,900      (1,366)        -7%       14.91%       (73)
+100 bp        17,787        (480)        -3%       15.44%       (20)
   0 bp        18,267           -           -       15.64%         -
-100 bp        18,270           4          0%       15.47%       (17)
-200 bp        17,932        (334)        -2%       15.05%       (59)


In evaluating Peoples Federal's and First Savings' exposure to interest rate risk, certain shortcomings inherent in the method of analysis presented in the foregoing tables must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. As a result, the actual effect of changing interest rates may differ from that presented in the foregoing tables.

Management believes at June 30, 2006 there have been no material changes in the Banks' interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2005.

                                 PEOPLES BANCORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2006, an evaluation was carried out under the supervision and with the participation of the Company's management, including our President and Chief Executive Officer and our Secretary and Treasurer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d- 14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our President and Chief Executive Officer and our Chief
Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to March 31, 2006, our President-Chief Executive Officer and our Chief Financial Officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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



Date:    July 28, 2006                                /s/Maurice F. Winkler, III
                                                     Chief Executive Officer


Date:  July 28, 2006                                  /s/Deborah K. Stanger
                                                     Principal Financial and
                                                     Accounting Officer

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


Date: August 4, 2006
                                               /s/ Maurice F. Winkler III
                                               President-Chief Executive Officer

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


Date: August 4, 2006
                                          /s/Deborah K. Stanger
                                          Vice President-Chief Financial Officer

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



Date: August 4, 2006                                 /s/Maurice F. Winkler III
                                                     Chief Executive Officer


Date: August 4, 2006                                 /s/Deborah K. Stanger
                                                     Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to People Bancorp and will be retained by Peoples Bancorp and forwarded to the Securities and Exchange Commission or its staff upon request.