Form 10-K
period 2006-09-30
PEOPLES BANCORP
filed 2006-12-22
CIK 869004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2006

or

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

_________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [	]	Accelerated filer [	]	Non-accelerated filer[	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___ No X

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and ask price of such stock as of March 31, 2006 was approximately $71.8 million.

As of December 19, 2006, there were issued and outstanding 3,193,270 shares of the Registrant's common stock.

_____________

Documents Incorporated by Reference:

Portions of the definitive Proxy Statement (Parts I and III) and the Annual Report to Stockholders for the year ended September 30, 2006 (Parts III and IV).

PART I

Peoples Bancorp (the “Company”) may from time to time make written or oral “forward-looking statements”, including statements contained in the Company’s filings with the Securities and Exchange Commission (including this annual report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance and other actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rates, market and monetary fluctuations; changes in real estate values and the real estate market; loss of deposits and loan demand to other financial institutions; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; increases in compensation and employee expenses; unanticipated results in pending legal proceedings; other factors described in “Investment Considerations” in Item 1; and the success of the Company in managing the risks resulting from these factors.

The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time or on behalf of the Company.

Item 1. Business

General

The Company is an Indiana corporation organized in October 1990 to become the thrift holding company for Peoples Federal Savings Bank of DeKalb County (“Peoples Federal”). The Company is the sole shareholder of Peoples Federal. Peoples Federal conducts business from its main office in Auburn and its eight full-service offices located in Avilla, Columbia City, Garrett, Kendallville, LaGrange, Topeka and Waterloo, Indiana. Peoples Federal offers a full range of retail deposit services and lending services to northeastern Indiana.

Peoples Federal was founded in 1925 and chartered by the Federal Home Loan Bank Board ("FHLBB"), now the Office of Thrift Supervision ("OTS"), in 1937. Since that time, it has been a member of the Federal Home Loan Bank System ("FHLB System") and the Federal Home Loan Bank of Indianapolis ("FHLB of Indianapolis"). Its savings accounts are insured up to applicable limits by the Deposit Insurance Fund (“DIF”), as administered by the Federal Deposit Insurance Corporation (the "FDIC").

On February 29, 2000 a merger was completed with Three Rivers Financial Corp. and its subsidiary First Savings Bank (“First Savings”) of Three Rivers, Michigan. The Company became the sole shareholder of First Savings. First Savings conducts business from its main office in Three Rivers, Michigan, and its five full service offices in Three Rivers, Union and Schoolcraft, Michigan, and Howe and Middlebury, Indiana.

The Company has no other business activity other than being the holding company for Peoples Federal and First Savings (collectively the “Banks”) and is subject to regulation by the OTS. The Company’s securities are registered with the Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, the Company is subject to the information, proxy solicitation, insider trading, and other restrictions and requirements of the Exchange Act.

In February, 2006, the Board authorized a three-year stock repurchase program permitting the Company to purchase up to 300,000 shares of the Company’s common stock. The purchases may be made in the open market or in privately negotiated transactions. As of September 30, 2006, the Company had repurchased 129,111 shares under this plan.

On a yearly basis, the Company updates its long-term strategic plan. This plan includes, among other things, the Company’s commitment to maintaining a strong capital base and continuing to improve the Company’s return on assets through asset growth and controlling operating expenses. Continued careful monitoring of the Banks’ interest rate risk is also cited as an important goal. As a result, the Company expects to emphasize continued origination of short-term consumer and installment loans, prime plus equity loans, adjustable rate mortgage loans, and fixed-rate real estate loans with original terms of 15 years or less.

The Banks offer a wide range of consumer and commercial financial services. These services include: consumer demand deposit accounts; NOW accounts; regular and term savings accounts and savings certificates; residential and commercial real estate loans; and secured and unsecured consumer loans. During 1999, Peoples Federal added agricultural and commercial lending officers to its staff. Since these types of loans pose a higher credit risk than traditional mortgage lending, they typically offer higher yields and are for shorter terms. It is expected that these loans will assist Peoples Federal in managing its interest rate risk, and increase its overall profitability. The Banks provide these services through a branch network comprised of fifteen full-service banking offices. They also provide credit card services, as well as enhancements to their loan and deposit products designed to provide customers with added conveniences. The Company has historically concentrated its business activities in northeastern Indiana. The purchase of First Savings has extended this area to southern Michigan. The Company’s current strategy is to maintain its branch office network as well as remain alert to new opportunities.

Over the years, the Company has broadened its product line and enhanced its operations in order to accommodate its growth and to meet the vigorous competition from various financial institutions and other companies or firms that engage in similar activities.

The Thrift Industry

Thrift institutions are financial intermediaries which historically have accepted savings deposits from the general public and, to a lesser extent, borrowed funds from outside sources and invested those deposits and funds primarily in loans secured by first mortgage liens on residential and other types of real estate. Such institutions may also invest their funds in various types of short and long-term securities. The deposits of thrift institutions are insured by the DIF as administered by the FDIC, and these institutions are subject to extensive regulations. These regulations govern, among other things, the lending and other investment powers of thrift institutions, including the terms of mortgage instruments these institutions are permitted to utilize, the types of deposits they are permitted to accept, and reserve requirements.

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

Earnings

The Banks’ earnings depend primarily on the difference between income from interest-earning assets such as loans and investments, and interest paid on interest-bearing liabilities such as deposits and borrowings. The Banks typically engage in long-term mortgage lending at fixed rates of interest, generally for periods of up to 30 years, while accepting deposits for considerably shorter periods.

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

Net Interest Income

Net interest income increases during periods when the spread is widened between the Banks’ weighted average rate at which new loans are originated and the weighted average cost of interest-bearing liabilities. The Banks’ ability to originate loans is affected by market factors such as interest rates, competition, consumer preferences, the supply of and demand for housing, and the availability of funds.

The Banks have supplemented their interest income through purchases of investments when appropriate. This activity usually generates positive interest rate spreads on large principal balances with minimal administrative expense.

Interest Rate and Volume of Interest-Related Assets and Liabilities

Both changes in interest rates and changes in the composition of the Banks’ interest-earning assets and interest-bearing liabilities can have a significant effect on net interest income.

For information regarding the total dollar amount of interest income from interest-earning assets, the average yields, the amount of interest expense from interest-bearing liabilities and the average rate, net interest income, interest rate spread, and the net yield on interest-earning assets, refer to page eight of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2006 Annual Report to Stockholders.

For information regarding the combined weighted average effective interest rate earned by the Banks on their loan portfolios and investments, the combined weighted average effective cost of the Banks’ deposits and borrowings, the interest rate spread of the Banks, and the net yield on combined monthly weighted average interest-earning assets of the Banks on their loan portfolios and investments for the fiscal years ending September 30, 2006, 2005, and 2004 refer to page four of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2006 Annual Report to Stockholders.

For information concerning the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Banks’ interest income and expense during the fiscal years ending September 30, 2006, 2005, and 2004 refer to page nine of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2006 Annual Report to Stockholders incorporated herein by reference.

Market Area

Peoples Federal’s market area in northeastern Indiana spans the counties of DeKalb, Whitley, Noble, and LaGrange. This market area has a population of approximately 158,000 and has a diversified industrial economic base with an emphasis on the production sector that includes major manufacturers of international scope and agriculture. Moreover, the distribution sector, primarily in the wholesale and retail trades, constitutes a substantial portion of the area's economy, both in terms of product mix, sales receipts, and employment. The most rapid growth has occurred in the service sector with respect to packaging, warehousing, and distribution services.

First Savings’ market area is in southern Michigan and the towns of Howe and Middlebury in northeastern Indiana. First Savings serves St. Joseph, southern Kalamazoo, and Cass counties in Michigan and LaGrange and eastern Elkhart counties in Indiana. This market area is contiguous to the Peoples Federal market area and is a natural expansion. This aggregate market area has a population estimate of 587,000 and consists of a diversified economic base that includes manufacturing, wholesale and retail trades, small farming, and service industries. The general area serviced by First Savings would be classified as rural.

Lending Activities

General

The Banks have attempted to emphasize investments in adjustable-rate residential mortgages and consumer loans in their market areas. In order to lessen their risk from interest rate fluctuations, the Banks emphasize the origination of interest rate sensitive loan products, such as one-year adjustable-rate mortgage loans, and prime-plus-equity loans. However, during the recent low interest rate market, customers preferred fixed-rate products. The Banks reacted to this trend by offering a new mortgage product of a seven-year fixed-rate loan, which converts to a one-year adjustable product at the end of the seventh year. In this way, the Banks offered a fixed-rate product to satisfy the customer demand, but are not locked into low interest rates for a long period of time. For regulatory reporting purposes, these loans are shown as fixed-rate product until the period remaining to the next repricing is under five years. Seven-year/one-year loans originated during the initial implementation of this product are now shown in this Form 10-K as adjustable-rate product. More recent originations of these types of loans are shown as fixed rate mortgages. First Savings sells any loans it originates for longer than seven-year fixed-rate terms on the secondary market. Peoples Federal generally sells any loans it originates for longer than 15 years on the secondary market.

Residential Mortgage Loans

A substantial portion of the Banks’ lending activity involves the origination of loans secured by residential real estate, consisting of single-family dwelling units. The Banks also lend on the security of mid-size multifamily dwelling units. The residential mortgage loans included in the Banks’ portfolio are primarily conventional fixed-rate loans with a maturity of up to 30 years.

The Banks also offer adjustable-rate mortgage loans. Currently, these loans generally have interest rates that adjust (up or down) every year. Generally, these loans provide for a maximum adjustment of 6% over the life of the loans with a maximum adjustment of 2% during any given year. Adjustments are based upon an index established at the time the commitments are issued by the Banks. The index used for most loans is tied to the applicable United States Treasury security index. While adjustable-rate mortgage loans assist the Banks in maintaining a positive spread during periods of high interest rates, it is not expected that adjustments in interest rates on adjustable-rate mortgages will match precisely changes in the Banks’ cost of funds. The majority of the adjustable rate mortgages originated by the Banks have limitations on the amount (generally 6%) and frequency of interest rate changes.

During the fiscal year ended September 30, 2006 the Banks originated $76,780,967 of residential loans of which $65,959,969 were five- to 30-year fixed-rate mortgages and $10,820,998 were adjustable-rate loans. The rates offered on the Banks’ adjustable-rate residential mortgage loans are generally competitive with the rates offered by other thrift institutions in the Banks’ market areas and are based upon the Banks’ cost of funds and the rate of return the Banks can receive on comparable investments. Fixed-rate loans are originated only under terms and conditions and using documentation which would permit their sale in the secondary market and at rates which are generally competitive with rates offered by other financial institutions in the Banks’ market areas.

Set forth below are the amounts and percentages of fixed-rate and adjustable-rate loans (which include consumer loans) in the Banks’ portfolios at September 30, 2006, 2005, and 2004.

September 30,
2006		2005		2004
(Dollars in Thousands)
Adjustable	Fixed	Adjustable	Fixed	Adjustable	Fixed
$185,683	$187,878	$248,534	$113,159	$238,586	$127,408
49.7%	50.3%	68.7%	31.3%	65.2%	34.8%

The terms of the residential loans originated by the Banks range from one to 30 years. Experience during recent years reveals that as a result of prepayments in connection with refinancings and sales of the underlying properties, residential loans generally remain outstanding for periods substantially shorter than maturity of the loan contracts. However, with the recent increases in refinancings, many consumers now have low rate loans. With interest rates rising, these consumers may not be as willing to prepay these low rate loans, and the loans may remain outstanding for a much longer period. At September 30, 2006, the average contractual maturity of the Banks’ portfolios of fixed-rate loans was 8 years and 2 months, and 20 years and 1 month with respect to its portfolio of adjustable-rate loans.

Substantially all of the Banks’ residential mortgages include so-called "due on sale" clauses, which are provisions giving the Banks the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage, and the loan is not repaid.

Generally, the Banks will not lend more than 80% of the appraised value of a residential property which is owner occupied unless the borrower obtains private mortgage insurance reducing the uninsured portion of the loan to 72% of the appraised value. If private mortgage insurance is obtained, the Banks’ policy is to lend up to 90% of the appraised value of the property securing the loan. The Banks apply the same standards to residential loans purchased in the secondary market.

Commercial Real Estate Loans

The Banks also originate commercial real estate loans. From September 30, 2005, to September 30, 2006, commercial real estate loans increased from $19,752,000 to $30,027,000, with the percentage of commercial real estate loans to total loans increasing from 5.5% to 8.0%. These loans consisted of construction and permanent loans secured by mortgages on mid-size commercial real estate and farms. Of these loans, approximately $10.5 million are secured by agricultural real estate. The terms of commercial real estate loans vary from loan to loan but are usually five-year adjustable-rate loans with terms of 20 to 25 years. The loan-to-value ratio of commercial real estate loans is generally 75% or less.

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

The Banks’ underwriting criteria are designed to evaluate and minimize the risks of each construction loan. The Banks carefully consider a wide variety of factors before originating a construction loan, including the availability of permanent financing or a takeout commitment to the borrower (which may be provided by the Banks at market rates); the reputation of the borrower and the contractor; independent valuations and reviews of cost estimates; pre-construction sale information; and cash flow projections of the borrower. Inspections of construction sites are made by the Banks on a timely basis to verify progress made to date as a further reinforcement of its conservative lending policy. To reduce the risks inherent in construction lending, the Banks limit the number of properties that can be constructed on a "speculative" or unsold basis by a developer at any one time and generally require the borrower or its principals to personally guarantee repayment of the loan.

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

Loan Portfolio Cash Flows

The following table sets forth the estimated maturity of the Banks’ loan portfolios by type of loan at September 30, 2006. The estimated maturity reflects contractual terms at September 30, 2006. Contractual principal repayments of loans do not necessarily reflect the actual term of the Banks’ loan portfolios. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of "due on sale" clauses. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

	Due in One Year or Less	One Year Through Five Years	Due After Five Years	Total
	(In Thousands)
Type of Loan:
Construction loans:
Residential real estate	$ 7,316	$ -	$ -	$ 7,316
Commercial	110	-	-	110
Real estate loans:
Mortgage-residential	56,065	132,637	122,995	311,697
Commercial	5,251	10,924	3,577	19,752
Installment loans:
Consumer	5,280	6,322	166	11,768
Commercial	7,281	3,486	283	11,050
Total	$ 81,303	$ 153,369	$ 127,021	$ 361,693

The following table sets forth the total amount of loans due after one year from September 30, 2006, which have a fixed rate or an adjustable rate.

Loans Due
October 1, 2007 and thereafter
(Dollars in Thousands)
Fixed	Adjustable	Total at September 30, 2006
$92,374	$188,016	$280,390

Loan Portfolio Composition

The following table sets forth the composition of the Banks’ loan portfolios by type of loan at the dates indicated. The table includes a reconciliation of total net loans receivable, after consideration of undisbursed portion of loans, deferred loan fees and discounts, and allowance for losses on loans.

	At September 30
	2006		2005		2004		2003		2002
TYPE OF LOAN	AMOUNT	%	AMOUNT	%	AMOUNT	%	AMOUNT	%	AMOUNT	%
Residential:	(dollars in thousands)
Single family units	$ 301,661	80.0%	$ 289,321	80.0%	$ 288,452	78.8%	$ 301,265	82.7%	$ 312,509	79.5%
2-4 family units	1,428	0.4%	1,512	0.4%	1,550	0.4%	1,797	0.5%	2,954	0.8%
Over 4 family units	1,031	0.3%	2,105	0.6%	2,401	0.7%	2,593	0.7%	3,485	0.9%
Commercial real estate	30,027	8.0%	19,752	5.4%	22,447	6.1%	14,750	4.1%	20,870	5.3%
Land acquisition and
development	3,824	1.0%	2,442	0.7%	1,683	0.5%	1,480	0.4%	1,516	0.4%
Consumer and other loans	38,303	10.1%	45,822	12.7%	48,785	13.3%	41,748	11.5%	50,233	12.8%
Loans on deposits	793	0.2%	739	0.2%	675	0.2%	521	0.1%	1,044	0.3%
	377,067	100.0%	361,693	100.0%	365,993	100.0%	364,154	100.0%	392,611	100.0%

Less:
Undisbursed portion
of loans	2,734	3,361	2,440	3,467	3,821
Deferred loan fees and
discounts	1,070	1,216	1,434	1,623	1,653
	3,804	4,577	3,874	5,090	5,474
Total loans receivable	373,263	357,116	362,119	359,064	387,137
Allowance for losses
on loans	1,898	1,967	1,958	2,111	2,117
Net loans	$ 371,365	$ 355,149	$ 360,161	$ 356,953	$ 385,020

Origination, Purchase and Sale of Loans and Loan Concentrations

The Banks originate residential loans in conformity with standard underwriting criteria to assure maximum eligibility for possible resale in the secondary market. Although the Banks have authority to lend anywhere in the United States, they have confined their loan origination activities primarily in the Banks’ service areas.

Loan originations are developed from a number of sources, primarily from referrals from real estate brokers, builders, and existing and walk-in customers.

The Banks’ mortgage loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. The loan committees of the Banks can approve residential and commercial loans ranging up to $500,000. The Banks’ Boards of Directors must approve loans exceeding $500,000. The Banks utilize independent qualified appraisers approved by the Board of Directors to appraise the properties securing their loans and require title insurance or title opinions so as to insure that the Banks have a valid lien on the mortgaged real estate. The Banks require borrowers to maintain fire and casualty insurance on its secured properties.

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

Currently, it is the Banks’ policy to originate both fixed-rate and adjustable-rate loans, provided all such loans are eligible for sale in the secondary market. Both Banks are currently active in the secondary market and sells the majority of its fixed rate loan products.

The following table shows mortgage and other loan origination, purchase, and repayment activity for the Banks during the periods indicated:

	Years Ended September 30
	2006	2005	2004
	(Dollars in thousands)
Mortgage loans originated
for the purpose of:
Construction	$ 12,224	$ 7,974	$ 10,693
Purchase/refinance	64,557	64,454	78,705
Consumer and other loans originated	28,595	16,920	24,678
Total loans originated	105,376	89,348	114,076
Loan credits:
Loans sold	4,474	5,604	9,498

Principal repayments and other adjustments	84,231	88,320	100,869
Other:
Provision for losses on loans	56	67	40
Amortization of loan fees	(381)	(487)	(506)
Loan foreclosures, net	780	856	967
	455	436	501

Total credits, net	84,686	88,756	101,370
Net increases (decreases) in mortgage and other
loans receivable, net	$ 16,216	$ (5,012)	$ 3,208

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

	The following table reflects the amount of loans in delinquent status for September 30, 2006.
	Loans Delinquent For
	30-59 Days			60-89 Days			90 Days and Over
			Percent			Percent			Percent
			of Loan			of Loan			of Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
Real estate:	(Dollars in thousands)
One to four
family	18	1,247	0.41%	3	244	0.08%	6	486	0.16%
Non-residential	3	107	0.36%	-	-	0.00%	-	-	0.00%

Consumer	17	364	0.95%	5	21	0.05%	8	80	0.21%

Total	38	$ 1,718	0.46%	8	$ 265	0.07%	14	$ 565	0.15%

The following table sets forth the Banks’ nonperforming assets at the dates indicated.

	At September 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Nonaccrual loans	$ 565	$ 1,042	$ 493	$ 1,127	$ 801
Loans past due 90 days and
still accruing	-	126	26	90	106
	565	1,168	519	1,217	907
Real estate owned, net
of allowance	709	1,061	940	854	489
Total nonperforming
assets	$ 1,274	$ 2,229	$ 1,459	$ 2,071	$ 1,396

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

The decrease in non-accrual loans since September 30, 2005 is primarily from the 1 to 4 family portion of the loan portfolio, and management believes the amount of non-accrual loans has been appropriately considered in determining the adequacy of the allowance for loan and real estate owned (“REO”) losses at September 30, 2006. There have been no significant changes in potential problem loans since September 30, 2005. Net charge-offs for the years ended September 30, 2006 and 2005 were $124,431 and $59,090, respectively.

Interest income that would have been recognized for the year ended September 30, 2006, if non-accrual loans had been current in accordance with their original terms, approximated $33,000. Interest income recognized on such loans for the year ended September 30, 2005, approximated $12,000. At September 30, 2006 the Banks had no loans that were deemed impaired in accordance with Statement of Financial Accounting Standards No. 114.

Federal regulations require savings associations to review their assets on a regular basis and to classify them as: special mention; substandard; doubtful and loss. Loans classified as special mention are loans which currently do not expose the Banks to an unusual risk of loss, but based on information available require the attention of management. This classification usually includes loans secured by unusual collateral, loans with documentary items that are being addressed by counsel, and relatively large loans where the borrower has had a history of delinquent payments and the collateral has a cash flow shortfall, however, the borrower has continued to service the debt. It is the Company’s policy to reserve 5% of the loan balance for loans classified as special mention.

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

In accordance with the federal regulations, the Banks’ management continually reviews the mix and delinquency status of its loan portfolio and classifies those loans it deems appropriate.

As of September 30, 2006, loan balances were classified by the Banks as follows:

Loss	$-0-
Doubtful	-0-
Substandard	971,000
Special Mention	1,634,000

Allowance for Losses on Loans

The allowances for loan losses represent amounts available to absorb inherent losses in the loan portfolios. The allowance is based on management's continuing review of the portfolios, historical charge-offs, current economic conditions, and such other factors, which in management's judgment deserve recognition in estimating possible losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgment about the information available to them at the time of their examination. Provisions for losses are charged to earnings to bring the allowance to levels considered necessary by management. Losses are charged to the allowance when considered probable. As of September 30, 2006 allowance for losses on loans was $1,898,257. Overall, the general composition of the loan portfolio has remained similar to the prior year with no significant shift of risk between components of the loan portfolio that would impact the calculation of the allowance for loan losses. The Banks’ management believes that the allowance is adequate to absorb known and inherent losses in the portfolios. No assurance can be given, however, that economic conditions which may adversely affect the Banks’ markets or other circumstances will not result in additions to the allowance for loan and real estate owned losses.

The following table presents an allocation of the Banks’ allowance for loan losses at the dates indicated and the percentage of loans in each category to total loans. The unallocated portion relates to qualitative factors in the portfolio such as economic conditions in the Banks’ market areas, which cannot be separated by loan type.

	September 30,
	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Balance at end of	(Dollars in thousands)
period applicable to:
Residential Mortgage Loans	$ 1,018	80.7%	$ 1,080	87.8%	$ 1,334	87.8%	$ 1,420	82.1%	$ 1,361	81.2%
Commercial/ Commercial Real

Estate Loans	368	9.0%	276	6.1%	231	8.8%	166	5.8%	404	5.7%
Consumer Loans	318	10.3%	311	6.1%	140	3.4%	311	12.1%	294	13.1%
Unallocated	194		300		254		214		58
Total	$ 1,898	100.0%	$ 1,967	100.0%	$ 1,959	100.0%	$ 2,111	100.0%	$ 2,117	100.0%

The following table is a summary of activity in the Banks’ allowance for loan losses for the periods indicated.

Summary of Loan Loss Experience	Years ended September 30,
	2006	2005	2004	2003	2002
Balance of loan loss allowance at	(Dollars in Thousands)
beginning of year	$ 1,967	$ 1,959	$ 2,111	$ 2,117	$ 1,895
Charge-offs
Residential	86	7	4	25	36
Commercial real estate	-	-	144	-	-
Commercial		-	-	395	-
Consumer	48	87	93	138	118
Total Charge-offs	134	94	241	558	154
Recoveries
Residential	-	-	-	-	-
Consumer	9	35	49	15	28
Total Recoveries	9	35	49	15	28
Net Charge-offs (Recoveries)	125	59	192	543	126
Provision for loan losses	56	67	40	537	348
Balance of loan loss allowance at
end of year	$ 1,898	$ 1,967	$ 1,959	$ 2,111	$ 2,117
Ratio of net charge-offs to average
loans outstanding	0.01%	0.02%	0.05%	0.14%	0.03%

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

The carrying values of the Banks’ investment securities, including its liquid assets, as of the dates indicated are presented in the following table.

	At September 30,
	2006	2005	2004
Interest-bearing deposits and	(Dollars in thousands)
certificates of deposit (1)	$ 9,394	$ 3,467	$ 7,725
U.S. government and federal
agency securities
Held to maturity	-	-	-
Available for sale	75,538	76,041	71,985
Mortgage-backed securities
Held to Maturity	568	751	1,112
Available for sale	5,618	7,604	10,742
Stock in FHLB of Indianapolis	4,568	4,888	4,737
Other
Held to maturity	-	-	-
Available for sale (2)	12,485	14,035	12,954

Total investments	$ 108,171	$ 106,786	$ 109,255

(1) In Interest-bearing accounts at FHLB of Indianapolis of $4,346, insured certificates of deposit of $5,048 at
September 30, 2006; Insured certificates of deposit at September 30, 2005; Interest-bearing accounts at FHLB of Indianaplis of $4,654, insured certificates of deposit of $3,071 at September 30, 2004;
(2) In State and Municipal obligations at September 30, 2006; Van Kampen Prime Income Fund of $2,464, Van
Kampen Senior Income Trust of $1,397, State and Municipal obligations of $10,174 at September 30, 2005;
Van Kampen Prime Income Fund of $2,442, Van Kampen Senior Income Trust of $1,538, State and Municipal
of $8,974 at September 30, 2004;

The following table sets forth information regarding the maturity distribution of investment securities at September 30, 2006, and the weighted average yield on those securities.

	At September 30, 2006
	Available for Sale			Held to Maturity
		Weighted	Approximate		Weighted	Approximate
	Amortized	Average	Fair	Amortized	Average	Fair
Maturity Distribution at September 30:	Cost	Coupon	Value	Cost	Coupon	Value
	(Dollars in thousands)
Due in one year or less	$ 8,632	3.39%	$ 8,568	$ -		$ -
Due after one through five years	64,497	3.90%	63,212	-		-
Due after five through ten years	16,018	4.44%	15,752	-		-
Due after ten years	486	4.11%	491	-		-
	89,633		88,023	-		-
Mortgage-backed securities	5,753	4.34%	5,618	568	5.45%	571
Total	$ 95,386		$ 93,641	$ 568		$ 571

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

Deposits

Deposits are attracted principally from within the Banks’ primary market areas through the offering of a variety of deposit instruments, including passbook and statement accounts and certificates of deposit ranging in terms from three months to five years. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit and the interest rate. The Banks also offer individual retirement accounts (“IRA’s”).

The Banks’ policies are designed primarily to attract deposits from local residents rather than to solicit deposits from areas outside their primary markets. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Banks on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

A major determinant of the Banks’ average cost of funds is the distribution of the Banks’ accounts by interest rate paid. An important indicator of the Banks’ stability of lendable funds is the distribution of the Banks’ accounts by maturity.

For information on the amounts of certificate accounts at September 30, 2006, maturing during the next five years and thereafter, see Note 6 of Notes to Consolidated Financial Statements on page 25 of the Company’s 2006 Annual Report to Stockholders.

The following table lists maturities of certificates of deposits where the balance of the certificate exceeds $100,000 for the periods indicated. None of these certificates were brokered deposits.

At September 30,
2006
(Dollars In thousands)
3 months or less	$ 17,311
3-6 months	8,208
6-12 months	12,070
over 12 months	7,994
Total	$ 45,383

Borrowings

As members of the FHLB System and the FHLB of Indianapolis, the Banks are eligible to arrange borrowings or advances for various purposes and on various terms. As of September 30, 2006, 2005 and 2004 the Banks had outstanding advances from the FHLB of Indianapolis of $59,155,000, $59,250,000, and $50,100,000, respectively. See Note 8 of the Notes to Consolidated Financial Statements on pages 26 and 27 of the Company’s 2006 Annual Report to Stockholders for the maturity breakdown of these long-term instruments.

Reverse repurchase agreements, another source of borrowing for Peoples Federal, are retail obligations of Peoples Federal with a maturity of 90 days or less, and are generally secured with specific investment securities owned by Peoples Federal.

The following tables set forth certain information as to the Banks’ short-term borrowings consisting of reverse repurchase agreements for the periods and at the dates indicated. Average balances and average interest rates are based on month-end balances.

	Years Ended September 30
	2006	2005	2004
	(Dollars in thousands)
Average balance of short-term borrowings	$ 767	$ 2,138	$ 3,328
Highest month-end balance of total short-term borrowings	1,524	3,771	5,166
Weighted average interest rate of total short-term borrowings	2.20%	1.55%	1.26%

	At September 30
	2006	2005	2004
Reverse Repurchase agreements	518	642	3,321
Bank overdraft	-	239	-
Total short-term borrowings	$ 518	$ 881	$ 3,321

Weighted average interest rate	2.29%	2.00%	1.38%

Trust Department

In October 1984, the FHLB of Indianapolis granted full trust powers to Peoples Federal, one of the first savings institutions in Indiana to be granted such powers. As of September 30, 2006, Peoples Federal’s trust department assets totaled approximately $77,869,000 including self-directed Individual Retirement Accounts ("IRA's"), and it was offering a variety of trust services including estate planning. As of that date, the trust department was administering approximately 700 trust accounts, including estates, guardianships, revocable and irrevocable trusts, testamentary trusts, and self-directed IRA’s. The trust department also offers and administers self-directed IRA’s and Simplified Employee Pension IRA's for small businesses. The trust department provides a needed service to the communities served by Peoples Federal, as well as generating fee income which is largely unaffected by interest rate fluctuations.

Non-Bank Subsidiary

Peoples Financial Services, Inc. ("PFSI") was organized in 1977 under the laws of the State of Indiana. It is wholly owned by Peoples Federal and conducts a general insurance business within the State of Indiana under the name of Peoples Insurance Agency. During fiscal years ended September 30, 2006 and 2005, PFSI recorded total income of $58,335 and $60,765, respectively, with net income for such periods amounting to $4,625 and $4,228, respectively.

PFDC Investments, Inc. (“PFDCI”) was organized in March of 2006 under the laws of the State of Nevada. It is wholly owned by Peoples Federal and its assets consist solely of certain investment securities and cash. At September 30, 2006 PFDCI had $51.4 million of assets. Net income for the period was $766,000.

Alpha Financial was organized under the laws of the state of Michigan in 1975 as a wholly owned subsidiary of First Savings. First Savings’ investment in Alpha Financial, Inc. was $254,872 at September 30, 2006. The assets of Alpha Financial consist of cash and seven percent of the stock of MBT Title Services, which reinsures credit life insurance policies written on the lives of borrowers of various financial institutions.

Employees

As of September 30, 2006, the Banks employed 106 persons on a full-time basis and 31 persons on a part-time basis. The Banks’ employees are not represented by any collective bargaining group, and management considers its relations with its employees to be excellent. The holding company has no employees.

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

Regulation of the Company

General. The Company is a savings and loan holding company as defined by the Home Owners’ Loan Act, as amended (the “HOLA”). As such, the Company is registered with the OTS and is subject to OTS regulation, examination, supervision and reporting requirements. As subsidiaries of a savings and loan holding company, the Banks are subject to certain restrictions in their dealings with the Company and affiliates thereof. The Company also is required to file certain reports with, and otherwise comply with, the rules and regulations of the SEC under the federal securities laws.

Activities Restrictions. The Company is a multiple savings and loan holding company. HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings bank, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the FSLIC by regulation as of March 5, 1987, to be engaged in by multiple holding companies or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple holding company. The OTS has taken the position that multiple holding companies may also engage in activities that are financial in nature as prescribed in Section 4(k) of the Bank Holding Company Act of 1956, as amended. Notwithstanding the above rules as to permissible business activities of multiple savings and loanholding companies, if a savings institution subsidiary of such a holding company fails to meet the QTL test, unless the savings institution requalifies as a QTL within one year thereafter, the holding company must register as, and become subject to, the activities restrictions applicable to a bank holding company. See “Regulation of the Banks--Qualified Thrift Lender.”

Restrictions on Acquisitions. Savings and loan holding companies are prohibited from acquiring, without prior approval of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 25% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the voting shares of an undercapitalized savings institution pursuant to a "qualified stock issuance" without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company's other subsidiaries must have tangible capital of at least 6.5% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings institution, and transactions between the savings institution and the savings and loan holding company and any of its affiliates must conform to Sections 11 of the Home Owners’ Loan Act and Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

Regulation of the Banks

Federal Home Loan Bank System. The Banks are members of the FHLB System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board

("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As members of the FHLB of Indianapolis, the Banks are required to acquire and hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (i.e., borrowings) from the FHLB of Indianapolis, whichever is greater. The Banks were in compliance with this requirement with an investment in FHLB of Indianapolis stock at September 30, 2006, of $4,567,600.

The FHLB of Indianapolis serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members secured by certain prescribed collateral in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Indianapolis. Long-term advances may only be made for the purpose of providing funds for residential housing finance. Members must meet standards of community investment or service established by the FHLB of Indianapolis in order to maintain continued access to long-term advances. As of September 30, 2006, the Banks had advances totaling $59,155,000 outstanding. See "Business of the Company—Deposit Activity and Other Sources of Funds" and "—Borrowings."

Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a "domestic building and loan association" in section 7701 of the Internal Revenue Code of 1986, as amended (the "Code"). If the Banks maintain an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualify as QTL’s or a domestic building and loan association (“DBLA”), they will continue to enjoy full borrowing privileges from the FHLB. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of September 30, 2006, the Banks were in compliance with their QTL requirements and met the definition of a domestic building and loan association.

Branching. Subject to certain limitations, the HOLA and the OTS regulations currently permit federally chartered savings institutions such as the Banks to establish branches in any state of the United States. Federal savings associations with branches in more than one state must satisfy either the QTL or the DBLA test on a state-by-state basis. The authority for a federal savings institution to establish an interstate branch network would facilitate a geographic diversification of the institution’s activities. This authority under the HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings institutions.

Regulatory Capital Requirements. Under OTS capital regulations, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and "total” capital (a combination of core and "supplementary" capital) equal to 8% of risk-weighted assets. In addition, OTS regulations impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system).

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

At September 30, 2006, the Banks exceeded all regulatory minimum capital requirements.

Insurance Deposit Accounts. The FDIC administers an insurance fund for depository financial institutions called the Deposit Insurance Fund (“DIF”). As the federal insurer of deposits of savings institutions, the FDIC determines whether to grant insurance to newly chartered savings institutions, has authority to prohibit unsafe or unsound activities and has enforcement powers over savings institutions (usually in conjunction with the OTS or on its own if the OTS does not undertake enforcement action).

Deposit accounts in the Banks are insured by the DIF within prescribed statutory limits which generally provide a maximum of $100,000 coverage for each insured account. As a condition to such insurance, the FDIC is authorized to issue regulations and, in conjunction with the OTS, conduct examinations and generally supervise the operations of its insured members.

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

In addition to the assessment for deposit insurance, savings institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor to the DIF. By law, payments on Financing Corporation obligations have been shared by the members of the insurance funds since January 1, 2000. The Banks’ annual deposit insurance premium for the year ended September 30, 2006, including the Financing Corporation payments, was approximately $47,000 based upon its current risk classification and the assessment schedule for insured institutions. These premiums are subject to change in future periods.

The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the DIF will be less than the designated reserve ratio of 1.25% of DIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on DIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves against its transaction accounts (primarily checking and NOW accounts) and non-personal money market accounts. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 2006, the Banks met their reserve requirements.

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

Standards for Safety and Soundness. Under applicable regulatory requirements, the Banks are required to prescribe standards, by regulation or guideline, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, operational and managerial standards as the agencies deem appropriate. The OTS and the federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to the statute. The safety and soundness guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, asset quality and earnings standards, and fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks associated with each aspect of an institution’s operations. The guidelines also prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

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

The regulation establishes five categories of capital classification: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the risk-based capital, leverage capital, and tangible capital ratios are used to determine an institution's capital classification. At September 30, 2006, the Banks met the capital requirements of "well capitalized" institutions under applicable OTS regulations.

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

Real Estate Lending Standards. Under joint regulations of the federal banking agencies, including the OTS, savings institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. An institution’s real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the “Interagency Guidelines”) that have been adopted by the federal banking agencies. The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits specified in the Interagency Guidelines for the various types of real estate loans. The Interagency Guidelines state that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits not exceeding those specified, but require that the aggregate amount of loans with loan-to-value ratios in excess of certain specified levels may not exceed the amount of the savings association’s total capital. (Amounts in excess of core capital must be deducted on a dollar-for-dollar basis from this capital.)

Federal Consumer Credit and Non-Discrimination Legislation. The Banks’ mortgage lending activities arc subject to the provisions of various federal and state statutes, including, among others, the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, the Fair Housing Act and the regulations promulgated thereunder. These statutes and regulations, among other things, prohibit discrimination on the basis of race, gender or other designated characteristics, prohibit unfair and deceptive trade practices, require the disclosure of certain basic information to mortgage borrowers concerning credit terms and settlement costs, and otherwise regulate terms and conditions of credit and the procedures by which credit is offered and administered. Each of the foregoing statutes provides for various administrative, civil and, in limited circumstances, criminal enforcement procedures, and violations thereof may also lead to class actions seeking actual and/or punitive damages.

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

A savings association's compliance with its CRA obligations is based on a performance-based evaluation system that bases CRA ratings on an institution’s lending service and investment performance. When a holding company applies for approval to acquire another financial institution or financial institution holding company, the

OTS will review the assessment of each subsidiary savings association of the applicant; and such records of CRA Examinations may be the basis for denying the application. As of the latest CRA Examinations, the Banks each received a rating of “satisfactory” in complying with its CRA obligations.

Item 1A. Risk Factors

In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the following:

Economic Conditions and Related Uncertainties. Commercial banking is affected, directly and indirectly, by local, domestic, and international economic and political conditions, and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond the Company’s control may adversely affect the potential profitability of the Company. Any future rises in interest rates, while increasing the income yield on the Company’s earnings assets, may adversely affect loan demand and the cost of funds and, consequently, the profitability of the Company. Any future decreases in interest rates may adversely affect the Company’s profitability because such decreases may reduce the amounts that the Company may earn on its assets. Economic downturns could result in the delinquency of outstanding loans. Management does not expect any one particular factor to materially affect the Company’s results of operations. However, downtrends in several areas, including real estate, construction and consumer spending, could have a material adverse impact on the Company’s ability to remain profitable.

Effect of Interest Rates on the Banks and the Company. The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution's net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. Like all financial institutions, the Company's balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as U.S. Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. See "Item 7: Management's Discussion of Financial Condition and Results of Operations” and “Item 7A: Quantitative and Qualitative Disclosure about Market Risk.”

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

Competition. The Company faces strong competition from other banks, savings institutions and other financial institutions that have branch offices or otherwise operate in the Company’s market area, as well as many other companies now offering a range of financial services. Many of these competitors have substantially greater financial resources and larger branch systems than the Company. In addition, many of the Banks’ competitors have higher legal lending limits than do the Banks. Particularly intense competition exists for sources of funds including savings and retail time deposits and for loans, deposits and other services that the Banks offer. See “Item 1: Business - Competition.”

Allowance for Loan Losses. The Company has established an allowance for loan losses which management believes to be adequate to offset probable losses on the Company’s existing loans. However, there is no precise method of estimating loan losses. There can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require the Company to increase its allowance for loan losses.

An Economic Slowdown in Northeastern Indiana and Southwestern Michigan Could Hurt Our Business. We focus our business in northeastern Indiana and southwestern Michigan in DeKalb, Whitley, Noble, LaGrange, and the eastern portion of Elkhart counties, Indiana and St. Joseph, Cass, and the southwest portion of Kalamazoo counties, Michigan. An economic slowdown in these areas could have the following consequences, any of which could hurt our business:

•	Loan delinquencies may increase;
•	Problem assets and foreclosures may increase;
•	Demand for the products and services of Peoples Federal or First Savings may decline; and
•

Collateral for loans made by the Banks, especially real estate, may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral associated with existing loans of the Banks.

Dividends. While the Board of Directors expects to continue its policy of regular quarterly dividend payments, this dividend policy will be reviewed periodically in light of future earnings, regulatory restrictions and other considerations. No assurance can be given, therefore, that cash dividends on common stock will be paid in the future. See page 2 of the Company's Annual Report to Stockholders for the year ended September 30, 2006 and Note 14 on page 31 of the Notes to Consolidated Financial Statements for the year ended September 30, 2006.

Market for Common Stock. Although the Company’s common stock is listed on the Nasdaq National Market System, there has been only limited trading in the Common Stock. There can be no assurance that a regular and active market for the Common Stock will develop in the foreseeable future. See "Item 5: Market for the Registrant’s Common Stock and Related Stockholder Matters." Investors in the shares of common stock must, therefore, be prepared to assume the risk of their investment for an indefinite period of time.

"Anti-Takeover" and "Anti-Greenmail" Provisions and Management Implications. The Articles of Incorporation of the Company presently contain certain provisions which may be deemed to be "anti-takeover" and "anti-greenmail" in nature in that such provisions may deter, discourage or make more difficult the assumption of control of the Company by another corporation or person through a tender offer, merger, proxy contest or similar transaction or series of transactions. The overall effects of the "anti-takeover" and "anti-greenmail" provisions may be to discourage, make more costly or more difficult, or prevent a future takeover offer, prevent shareholders from receiving a premium for their securities in a takeover offer, and enhance the possibility that a future bidder for control of the Company will be required to act through arms-length negotiation with the Company’s Board of Directors. Copies of the Articles of Incorporation of the Company are on file with the Securities and Exchange Commission and the Indiana Secretary of State.

Stock Not an Insured Deposit. Investments in the shares of the Company’s common stock are not deposits insured against loss by the FDIC or any other entity.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Peoples Federal owns nine full-service banking offices located in Avilla, Auburn, Columbia City, Garrett, Kendallville, LaGrange, Topeka, and Waterloo, Indiana.

The following table provides certain information with respect to Peoples Federal’s full-service offices at September 30, 2006:

Full Service	Date	Net Book
Offices	Opened	Value (1)
	(Dollars in thousands)
Main Office, Auburn	1973	$ 321
Avilla	1980	83
Garrett	1972	117
Columbia City-Downtown	1971	74
Columbia City-North	1998	467
Kendallville	1941	360
LaGrange	1972	209
Waterloo	2000	824
Topeka	2002	457
		$ 2,912

(1)	Of real estate at September 30, 2006.

The total net book value of Peoples Federal’s premises and equipment at September 30, 2006, was $3.5 million.

First Savings owns six full-service banking offices located in Three Rivers, Union, and Schoolcraft, Michigan and Howe and Middlebury, Indiana.

The following table provides certain information with respect to First Savings’ full service offices at September 30, 2006.

Full Service	Date	Net Book
Offices	Opened	Value (1)
	(Dollars in thousands)
Main Office, Three Rivers	1981	$ 403
Schoolcraft	1971	46
Union	1988	140
Three Rivers, branch	1988	520
Howe	1998	320
Middlebury	1998	585
		$ 2,014

(1)	Of real estate at September 30, 2006.

The total net book value of First Savings’ premises and equipment at September 30, 2006 was $2.2 million.

Item 3. Legal Proceedings

There are no material pending legal proceedings to which the Company, the Banks or any subsidiary is a party or to which any of their property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 4.5. Executive Officers of Registrant

Information regarding executive officers of the Company is incorporated by reference to page 4 of the Company’s Proxy Statement dated December 11, 2006.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Reference is made to Item 12 under Part III of this form 10-K for the Equity Compensation Plan Table required by Regulation S-K.

The Company did not sell any common stock during the year ended September 30, 2006 that was not registered for sale under the Securities Act of 1933.

The following table details the common stock information for the years ended September 30, 2006 and 2005.

	Market Price		Dividends
	Low	High	Per Share
Fiscal 2006
1st QTR	$ 19.40	$ 21.62	$ 0.19
2nd QTR	19.71	22.25	0.19
3rd QTR	19.58	21.97	0.19
4th QTR	15.60	21.00	0.19

Fiscal 2005
1st QTR	$ 21.00	$ 23.10	$ 0.18
2nd QTR	20.00	23.02	0.18
3rd QTR	19.12	21.22	0.18
4th QTR	19.57	20.95	0.19

In February 2003, the Board authorized a three-year stock repurchase program. Purchases of up to 300,000 shares of the Company’s common stock may be made in open market or in privately negotiated transactions. As of September 30, 2006, the Company had repurchased 174,008 shares and 125,992 shares were not repurchased. The plan expired in February 2006. In February 2006, the Board authorized a three-year stock repurchase program. Purchases of up to 300,000 shares of the Company’s common stock may be made in open market or in privately negotiated transactions. As of September 30, 2006, the Company had repurchased 129,111 shares and 170,889 shares may yet be purchased under the plan. This plan expires in February 2009.

The following table details stock repurchased by the Company during the fourth quarter of fiscal year 2006.

			Total	Maximum
			Numer of	Number of
	Total	Average	Shares Purchased	Shares that
	Number of	Price	as Part of	May yet
	Shares	Paid	Publicly	be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan
July 1-31, 2006	150	$ 19.25	150	210,234

August 1-31, 2006	15,453	19.51	15,453	194,781
September 1-30, 2006	23,892	20.51	23,892	170,889
Total	39,495	$ 20.12	39,495

Item 6. Selected Financial Data

Reference is made to page 2 of the Company's Annual Report to Stockholders for the year ended September 30, 2006, for the information required by this Item, which is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to pages 3 to 12 of the Company's Annual Report to Stockholders for the year ended September 30, 2006, for the information required by this Item, which is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to pages 5 and 6 of the Company’s Annual Report to Stockholders for the year ended September 30, 2006, for the information required by this item, which is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

Reference is made to pages 14 to 39 of the Company's Annual Report to Stockholders for the year ended September 30, 2006, for the information required by this Item, which is hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Our management, with participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Sections 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2006. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

No significant changes occurred in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s management, including the CEO and CFO, does not expect that its disclosure controls or its internal controls and procedures for financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

Mr. Maurice F. Winkler III, a director and the Chief Executive Officer of the Company and the President and Chief Executive Officer of Peoples Federal, has entered into a three-year employment agreement with the Company and Peoples Federal. The agreement provides for the full-time employment of Mr. Winkler as President and Chief Executive Officer of Peoples Federal, and may be amended and extended for additional twelve-month periods upon the mutual agreement of the parties. The original effective date of the agreement was May 18, 2000, and the agreement was most recently extended on November 20, 2006, when the parties executed an updated agreement. The agreement, as updated, provides for a base salary of $143,312 per year. Pursuant to the agreement, the base salary amount is reviewed at least once every twelve months and increases are to be substantially consistent with the increases to the base salaries of other executives of Peoples Federal, provided that the base salary amount shall be increased by a percentage no less than the annual increase in the cost of living index for the Fort Wayne, Indiana metropolitan area. Under the employment agreement, Mr. Winkler is eligible to receive such benefits as are made available to other senior executives and key management employees of Peoples Federal. The agreement protects Peoples Federal’s trade secrets for one year after the termination of Mr. Winkler’s employment and protects Peoples Federal from competition by Mr. Winkler for one year after he terminates his employment or after Peoples Federal terminates his employment for cause.

Mr. Steven H. Caryer, Vice President and Chief Financial Officer, has entered into a two-year employment agreement with the Company, Peoples and First Savings. The agreement provides for Mr. Caryer’s full-time employment as Chief Financial Officer of the Company, Peoples, and First Savings for at least two years and may be amended and extended for additional twelve-month periods upon the mutual agreement of the parties. The agreement provides for Mr. Caryer to receive a base salary of $98,000. Pursuant to the agreement, the base salary is reviewed at least once every twelve months and increases are to be substantially consistent with the increases to the base salaries of other executives of Peoples, provided that the base salary amount shall be increased by a percentage no less than the annual increase in the cost of living index for the Fort Wayne, Indiana metropolitan area.

The employment agreements for Messrs. Winkler and Caryer (“the Executives”) contain similar provisions regarding terminations of employment, including in the event of a change in control of the Company. The agreements provided that the Executives may terminate their employment upon 60 days’ notice upon the occurrence of one of the events specified in the agreements. The Company may terminate the employment of the Executives upon the occurrence of certain specified events or at any time for cause (as defined in the agreements). If the Company terminates an Executive’s employment other than for cause or if the Executive terminates his employment upon the occurrence of the events specified in the agreements, the agreements provide for the Executive to receive an amount equal to his base salary for each year remaining under the term of the agreement plus bonuses in an amount equal to the last bonus received multiplied by the number of years remaining under the term of the agreement, but such amount is subject to deferment for minimum capital maintenance purposes. In the event of a change in control (as defined in the agreement), the agreements provide for Mr. Winkler to receive an amount equal to 2.99 times his base salary plus the amount of any bonus compensation earnings during the 2.99 years immediately preceding the change of control, plus certain other benefits. Mr. Caryer is to receive an amount equal to 2 times his base salary, plus the amount of any bonus compensation earnings during the 2 years immediately preceding the change of control, plus certain other benefits. The agreements also provide that any unvested options held by an Executive will vest if his employment is terminated as a result of a change in control. If a change in control had occurred as of September 30, 2006, the cash compensation that would be received upon the Executive’s termination in connection with a change of control would have be $450,896 for Mr. Winkler and $196,000 for Mr. Caryer.

Under the employment agreements, the Executives are eligible to receive such benefits as are made available to other senior executives of Peoples. The agreements also provide, subject to certain limitations, that each of the Executives will continue to receive health and medical benefits until he reaches the age of 65.

If the payments provided for in the employment agreements, together with any other payments to be made to the Executives, are deemed to be payments in violation of the “golden parachute” rules of the Internal Revenue Code of 1986, as amended, such payments will be reduced to the highest amount permissible before the Executive becomes subject to excess parachute payment excise tax or the Company or Banks lose all or part of their compensation deduction for such payments.

Copies of the employment agreements are filed as Exhibit 10.3 and 10.4 to this report.

PART III

Item 10. Directors and Executive Officers of the Registrant

Reference is made to the section captioned “Proposal 1-Election of Directors” in the Company's Proxy Statement dated December 11, 2006, for the information required by this Item, which is hereby incorporated by reference. Information concerning the Company’s executive officers is included in Item 4.5 in Part I of this report.

Based solely on its review of copies of such forms received by it, and/or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the fiscal year ended September 30, 2006, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners with respect to Section 16(a) of the 1934 Act were satisfied in a timely manner, except that a Form 3 with respect to Jeffrey H. Gatton, Director and President of First Savings Bank was filed about 9 months late.

Code of Ethics. The company has adopted an ethics policy that applies to Financial Managers of the Company and its subsidiaries. A copy of the Ethics Policy is attached as Exhibit 14 to this annual report. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to a provision of its Code of Ethics and Conduct by posting such information on the Company’s website www.Peoplesbancorp.us.

Item 11. Executive Compensation

Reference is made to the section captioned “The Peoples Bancorp Annual Meeting-Compensation of Executive Officers and Directors” in the Company's Proxy Statement dated December 11, 2006 for the information required by this Item, which is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the sections captioned “Election of Directors-Nominees for Election as Directors” and “Securities Ownership of Certain Beneficial Owners” in the Company's Proxy Statement dated December 11, 2006 for the information required by this Item, which is hereby incorporated by reference.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	38,741(1)	$18.16	89,751
Equity compensation plans not approved by security holders	-0-		-0-
Total	38,741	$18.16	89,751

(1)	80,249 shares were assumed in connection with the acquisition of Three Rivers Financial Corp. at a weighted average exercise price of $11.78.

Item 13. Certain Relationships and Related Transactions

Reference is made to the section captioned “Transactions with Certain Related Persons” in the Company's Proxy Statement dated December 11, 2006 for the information required by this Item, which is hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services

Reference is made to the section captioned “Accountant’s Fees” in the Company’s Proxy Statement dated December 11, 2006 for the information required by this Item, which is hereby incorporated by reference.

Item 15. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)          The following consolidated financial statements of Peoples Bancorp and its wholly-owned Subsidiaries, included in the Annual Report to Stockholders of the Registrant for the year ended September 30, 2006 are filed as part of this report:

1.	Financial Statements

REPORT OF BKD LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, PAGE 13.

CONSOLIDATED BALANCE SHEETS - AS OF SEPTEMBER 30, 2006, AND 2005, PAGE 14.

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED SEPTEMBER 30, 2006, 2005, AND 2004, PAGE 15.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED SEPTEMBER 30, 2006, 2005, AND 2004, PAGE 16.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 2006, 2005, AND 2004, PAGE 17.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, PAGES 18-39.

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements and notes.

3.	Exhibits

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of Peoples Bancorp. (1)

3.2	Bylaws of Peoples Bancorp, as amended and restated on December 14, 2004. (2)

10.1*	1998 Peoples Bancorp Stock Option and Incentive Plan.

10.2*	Three Rivers Financial Corporation Stock Option and Incentive Plan (as assumed by Peoples Bancorp). (3)

10.3*	Employment Agreement with Maurice F. Winkler III.

10.4*	Employment Agreement with Steven H. Caryer.

13	Annual Report to Stockholders is incorporated by reference to the Company’s filing of form DEF14-A on December 11, 2006.

14	Code of Ethical Conduct for Financial Managers is incorporated by reference to Exhibit 14 of the
Company’s Form 10-K filed for the fiscal year ended September 30, 2004.

21	Subsidiaries of the Registrant

23	Consent of BKD LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.

32.1	Section 1350 Certifications

*	Indicates management contract or compensatory plan, contract or arrangement.

________________________________

(1) Incorporated by reference to the same Exhibit in the Company's Registration Statement on Form S-4 (33-37343) filed with the Securities and Exchange Commission on October 17, 1990.

(2) Incorporated by reference to the same Exhibit in the Company's Current Report on Form 8-K (Commission File Number 0-18991) filed with the Securities and Exchange Commission on December 20, 2004.

(3) Incorporated by reference to the same Exhibit in the Three Rivers Financial Corporation’s Annual Report on Form 10-KSB (Commission File Number 1-13826) for the year ended June 30, 1996.

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

PEOPLES BANCORP

/s/ Roger J. Wertenberger______
December 19, 2006	Roger J. Wertenberger
Chairman of the Board,
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Roger J. Wertenberger_______
December 19, 2006	Roger J. Wertenberger,
Chairman of the Board,
and Director

/s/ Maurice F. Winkler III_______
December 19, 2006	Maurice F. Winkler III,
President, Chief Executive Officer
and Director

/s/ Steven H. Caryer____________
December 19, 2006	Steven H. Caryer
Vice President, Chief Financial Officer

/s/ G. Richard Gatton___________
December 19, 2006	G. Richard Gatton, Director

/s/ Bruce S. Holwerda___________
December 19, 2006	Bruce S. Holwerda, Director

/s/ Erica D. Dekko______________
December 19, 2006	Erica D. Dekko, Director

/s/ Douglas D. Marsh____________
December 19, 2006	Douglas D. Marsh, Director

/s/ Stephen R. Olson_____________
December 19, 2006	Stephen R. Olson, Director

/s/ John C. Thrapp_______________
December 19, 2006	John C. Thrapp, Director

                Exhibit 10.1

PEOPLES BANCORP

1998 STOCK OPTION AND INCENTIVE PLAN

1. Purpose of the Plan.

The purpose of this Peoples Bancorp 1998 Stock Option and Incentive Plan (the “Plan”) is to advance the interests of the Company through providing select key Employees and Directors of the Company and its Affiliates with the opportunity to acquire shares of Common Stock. By encouraging such stock ownership, the Bank seeks to attract, retain, and motivate the best available personnel for positions of substantial responsibility and to provide additional incentive to Directors and key Employees of the Company or any Affiliate to promote the success of the business.

2. Definitions.
As used herein, the following definitions shall apply.

(a) “Affiliate” shall mean any “parent corporation” or “subsidiary corporation” of the Company, as such terms are defined in Section 424(e) and (f), respectively, of the Code, and any other subsidiary corporations of a parent corporation of the Company.

(b) “Agreement” shall mean a written agreement entered into in accordance with Paragraph 5(c).

(c) “Award” shall mean collectively, Options and SARs, unless the context clearly indicates a different meaning.

(d) “Bank” shall mean Peoples Federal Savings Bank of DeKalb County, a wholly owned subsidiary of the Company.

(e) “Board” shall mean the Board of Directors of the Company.
(f) “Code” shall mean the Internal Revenue Code of 1986, as amended.

(g) “Committee” shall mean the Stock Option Committee appointed by the Board in accordance with Paragraph 5(a) hereof.

(h) “Common Stock” shall mean the common stock, par value $1.00 per share, of the Company.
(i) “Company” shall mean Peoples Bancorp.

(j) “Continuous Service” shall mean the absence of any interruption or termination of service as an Employee or Director of the Company or an Affiliate. Continuous Service shall not be considered interrupted in the case of sick leave, military leave, or any other leave of absence approved by the Company or in the case of transfers between payroll locations of the Company or between the Company, an Affiliate, or a successor.

(k) “Control” shall have the meaning ascribed to such term in 12 C.F.R. Part 574. “Change in Control” shall mean: (i) the sale of all, or a material portion, of the assets of the Company; (ii) a merger or recapitalization in the Company whereby the Company is not the surviving entity; (iii) an acquisition of Control of the Company as defined in 12 C.F.R. 574.3 or as otherwise defined by the Office of Thrift Supervision, or any successor regulation or agency thereto; or (vi) the acquisition, directly or indirectly, of the beneficial ownership (within the meaning of that term as it is used in Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder) of twenty-five percent (25%) or more of the outstanding voting securities of the Company by any person, entity, or group. A Change in Control shall be deemed to have occurred upon the execution of any agreement or document the effect of which will result in a Change in Control. This definition shall not apply to the purchase of Shares by underwriters in connection with a public offering of securities of the Company, or the purchase of shares of up to 25% of any class of securities of the Company by a tax-qualified employee stock benefit plan which is exempt from the approval requirements of 12 C.F.R. Part 574. The term “person” refers to an individual or a corporation, partnership, trust, association, joint venture, pool, syndicate, sole proprietorship, unincorporated organization, or any other form of entity not listed. The decision of the Committee as to whether a Change in Control has occurred shall be conclusive and binding.

(l) “Director” shall mean any member of the Board, and any member of the board of directors of any Affiliate that the Board has by resolution designated as being eligible for participation in this Plan. “Non-employee Director” shall have the meaning set forth in Rule 16b-3.

(m) “Effective Date” shall mean the date specified in Paragraph 15 hereof.

(n) “Employee” shall mean any person employed by the Company, the Bank, or an Affiliate who is an employee for federal tax purposes.

(o) “Exercise Price” shall mean the price per Optioned Share at which an Option may be exercised.

(p) “ISO” means an option to purchase Common Stock which meets the requirements set forth in the Plan, and which is intended to be and is identified as an “incentive stock option” within the meaning of Section 422 of the Code.

(q) “Market Value” shall mean the fair market value of the Common Stock, as determined under Paragraph 7(b) hereof.

(r) “Measurement Price” shall mean the price of the Common Stock to be utilized to determine the extent of stock appreciation. The Measurement Price as to any particular SAR shall not be less than the Market Value on the date of grant.

(s) “Non-ISO” means an option to purchase Common Stock which meets the requirements set forth in the Plan but which is not intended to be and is not identified as an ISO.

(t) “Option” means an ISO and/or a Non-ISO.
(u) “Optioned Shares” shall mean Shares subject to an Award granted pursuant to this Plan.
(v) “Participant” shall mean any key Employee or other person who receives an Award pursuant to the Plan.
(w) “Plan” shall mean this Peoples Bancorp 1998 Stock Option and Incentive Plan.

(x) “Rule 16b-3” shall mean Rule l6b-3 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended.

(y) “Share” shall mean one share of Common Stock.

(z) “SAR” (or “Stock Appreciation Right”) means a right to receive the appreciation in value, or a portion of the appreciation in value, of a specified number of shares of Common Stock.

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

(d) Effect of the Committee’s Decisions. All decisions, determinations, and interpretations of the Committee shall be final and conclusive on all persons affected thereby.

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

(b) The Option granted to the optionee hereunder (i) shall become vested and exercisable in accordance with the Agreement regarding such Option, (ii) shall have a term of not more than 10 years from the date of the Award, and (iii) shall be subject to the general rule set forth in Paragraph 8(c) with respect to the effect of an optionee’s termination of Continuous Service on the Optionee’s right to exercise his or her Options.

(c) Special Rules for ISOs.

(1) The Option granted to the optionee hereunder (1) shall become vested and exercisable, on a cumulative basis, with respect to 20% of the Optioned Shares upon each of the first five anniversary dates of the date of grant, provided that vesting shall not occur on a particular date if the Optionee’s Continuous Service has terminated on or before such date and (ii) shall have a term of 10 years from the date of the Award.

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

7. Exercise Price for Options and Measurement Price for SARs.

(a) Limits on Committee Discretion. The Exercise Price as to any particular Option and the Measurement Price for any particular SAR shall not be less than 100% of the Market Value of the Optioned Shares on the date of grant without taking into account any restrictions on the Optioned Shares. In the case of an Employee who owns Shares representing more than 10% of the Company’s outstanding Shares of Common Stock at the time an ISO is granted, the Exercise Price shall not be less than 110% of the Market Value of the Optioned Shares at the time the ISO is granted.

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

(b) Procedure for Exercise. A Participant may exercise Options, subject to provisions relative to its termination and limitations on its exercise, only by (1) written notice of intent to exercise the option with respect to a specified number of Shares, and (2) payment to the Company (contemporaneously with delivery of such notice) in cash, in Common Stock, or a combination of cash and Common Stock, of the amount of the Exercise Price for the number of Shares with respect to which the option is then being exercised. Each such notice (and payment where required) shall be delivered, or mailed by prepaid registered or certified mail, addressed to the Treasurer of the Company at the Company’s executive offices. Common Stock utilized in full or partial payment of the Exercise Price for options shall be valued at its Market Value at the date of exercise.

(c) Period of Exercisability. Except to the extent otherwise provided in more restrictive terms of an Agreement, an Option may be exercised by a Participant only with respect to the vested portion of such Option and only while a Participant is an Employee or Director that has maintained Continuous Service from the date of the grant of the Option, or within three months after termination of such Continuous Service (but not later than the date on which the Option would otherwise expire), except if the Employee’s or Director’s Continuous Service terminates by reason of:

(1) “Just Cause” which for purposes hereof shall have the meaning set forth in any unexpired employment agreement between the Participant and the Company, the Bank, and/or an Affiliate (and, in the absence of any such agreement, shall mean termination because of the Employee’s or Director’s personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order), then the Participant’s rights to exercise such Option shall expire on the date of such termination;

(2) death, then all Options of the deceased Participant shall become immediately exercisable and may be exercised within two years from the date of the Participant’s death (but not later than the date on which the Option would otherwise expire) by the personal representatives of the Participant’s estate or person or persons to whom the Participant’s rights under such Option shall have passed by will or by laws of descent and distribution;

(3) Permanent and Total Disability (as such term is defined in Section 22(e)(3) of the Code), then all Options of the disabled Participant shall become immediately exercisable and may be exercised within one year from the date of such Permanent and Total Disability, but not later than the date on which the Option would otherwise expire.

(d) Effect of the Committee’s Decisions. The Committee’s determination whether a Participant’s Continuous Service has ceased, and the effective date thereof, shall be final and conclusive on all persons affected thereby.

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

(b) Timing of Exercise. Any election by a Participant to exercise SARs shall be made during the period beginning on the 3rd business day following the release for publication of quarterly or annual financial information and ending on the 12th business day following such date. This condition shall be deemed to be satisfied when the specified financial data is first made publicly available. In no event, however, may a SAR be exercised within the six-

month period following the date of its grant.

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

11. Change in Control.

All outstanding Awards shall become immediately exercisable in the event of a Change in Control of the Company, as determined by the Committee in its sole discretion. In the event of a Change in Control, the Committee and the Board of Directors, at their discretion, will take one or a combination of the following actions to be effective as of the date of such Change in Control:

(1) provide that such Awards shall be assumed, or equivalent Awards shall be substituted (“Substitute Awards”) by the acquiring or succeeding corporation (or an Affiliate thereof), provided that (a) any such Substitute Award exchanged for ISOs shall meet the requirements of Section 424(a) of the Code, and (b) the shares of stock issuable upon the exercise of such Substitute Award shall constitute securities registered in accordance with the Securities Act of 1933, as amended (“Securities Act”), or such securities shall be exempt from such registration in accordance with Sections 3(a)(2) or 3(a)(5) of the Securities Act, or

(2) provide that the Participants will receive upon the consummation of the Change in Control transaction a cash payment for each Award surrendered equal to the difference between (1) the Market Value of the consideration to be received for each share of Common Stock in the Change in Control transaction times the number of Shares subject to a surrendered Award, and (2) the aggregate exercise price of such surrendered Awards. Awards to which the Committee or the Board has determined to provide a cash payment in lieu of the Award pursuant to this section shall be and become, upon the Change in Control the right to receive the cash payment only and shall cease to be an Award.

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

13. Non-Transferability of Awards.

Awards may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent and distribution, or pursuant to the terms of a “qualified domestic relations order” (within the meaning of Section 414(p) of the Code and the regulations and rulings thereunder). An Award may be exercised only by a Participant, the Participant’s personal representative, or a permitted transferee.

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

(b) Special Circumstances. The inability of the Company to obtain approval from any regulatory body or authority deemed by the Company’s counsel to be necessary to the lawful issuance and sale of any Shares hereunder shall relieve the Company of any liability in respect of the non- issuance or sale of such Shares. As a condition to the exercise of an option or SAR, the Company may require the person exercising the Option or SAR to make such representations and warranties as may be necessary to assure the availability of an exemption from the registration requirements of federal or state securities law.

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

20. Withholding Tax.

The Company’s obligation to deliver Shares upon exercise of Options and/or SARs shall be subject to the Participant’s satisfaction of all applicable federal, state, and local income and employment tax withholding obligations. The Committee, in its discretion, may permit the Participant to satisfy the obligation, in whole or in part, by irrevocably electing to have the Company withhold Shares, or to deliver to the Company Shares that the Participant already owns, having a value equal to the amount required to be withheld. The value of Shares to be withheld, or delivered to the Company, shall be based on the Market Value of the Shares on the date the amount of tax to be withheld is to be determined. As an alternative, the Company may retain, or sell without notice, a number of such Shares sufficient to cover the amount required to be withheld.

21. No Employment or Other Rights.

In no event shall an Employee’s or Director’s eligibility to participate or participation in the Plan create or be deemed to create any legal or equitable right of the Employee, Director, or any other party to continue service with the Company, the Bank, or any Affiliate of such corporations. Except to the extent provided in Paragraphs 6(b) and 9(a), no Employee or Director shall have a right to be granted an Award or, having received an Award, the right to again be granted an Award. However, an Employee or Director who has been granted an Award may, if otherwise eligible, be granted an additional Award or Awards.

22. Governing Law.

The Plan shall be governed by and construed in accordance with the laws of the State of Indiana, except to the extent that federal law shall be deemed to apply.

Exhibit 10.3

EMPLOYMENT AGREEMENT

This Employment Agreement (“Agreement”) is made and entered into as of this 19th day of November 2006, the “Effective Date”) by and among Peoples Bancorp, (“Peoples”), the holding company of Peoples Federal Savings Bank of DeKalb County (the “Bank”), the Bank and Maurice F. Winkler, III (“Executive”), with reference to the following:

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

This Agreement shall have a term of three (3) years, commencing as of the Effective Date set forth above (the “Term”). Where used herein, “Term” shall refer to the entire period of employment of Executive by the Bank from and after the Effective Date of this Agreement, whether for the period provided above and as extended or terminated earlier as hereinafter provided.

2.	Position and Duties.

(a) During the Term, Executive shall be employed on a full-time basis to serve as President and Chief Executive Officer of the Bank and perform the duties customarily performed by such officer of a savings association, including the general supervision and operation of the business and affairs of the Bank, and reporting to the applicable regulatory authorities regarding the activities of the Bank, subject to the direction of and the powers vested by law in the Board of Directors of the Bank (the “Board”) and the Bank’s shareholder, Peoples. Except as provided for herein, the duties and position of Executive as President and Chief Executive Officer hereunder may be changed only by the mutual written agreement of the parties hereto. The parties may mutually agree to extend Executive’s full-time status for additional 12-month periods following the Effective Date.

(b) During the Term hereof, Executive shall perform the services herein contemplated to be performed by Executive faithfully, diligently and to the best of Executive’s ability in compliance with instructions and policies of the Board, the Bank’s Federal Charter and Bylaws and with all applicable laws and regulations.

3.	Compensation.

(a) Base Salary. For executive’s services rendered hereunder, the Bank shall pay or cause to be paid a base salary to Executive at the rate of $143,312 per annum, payable in conformity with the Bank’s normal payroll periods and procedures. During the Term, Executive’s base salary shall be reviewed at least once every twelve (12) months and shall be increased (but not reduced) at any time, and from time to time, as shall be substantially consistent with increases in base salary generally awarded in the ordinary course of business to other executives of the Bank, provided that Executive’s Base Salary shall be increased by a percentage no less than the annual increase of the cost of living index for the Fort Wayne, Indiana metropolitan area. Any increase in base salary shall not serve to limit or reduce any other obligation to the Executive under this Agreement. The term “Base Salary” as utilized in this Agreement shall refer to base salary as so increased.

(b) Discretionary Bonus. In addition to Executive’s Base Salary provided for under Paragraph 4(a) above, the Executive shall participate in an equitable manner with all other senior management executives of the Bank in discretionary bonuses that the Board may award from time to time to the Bank’s senior management executives. No other compensation provided for in this Agreement shall be deemed a substitute for the Executive’s right to participate in such discretionary bonuses.

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

Executive shall be entitled to reimbursement by the Bank for any and all ordinary and necessary business expenses reasonably incurred by Executive in the performance of Executive’s duties and in acting for the Bank during the Term of this Agreement, provided that Executive furnishes to the Bank, for review and approval by the Chairman of the Board, adequate records and other documentation as may be required for the substantiation of such expenditures as a business expense of the Bank

7.	Termination for Cause.

(a)           The Board may for cause terminate Executive’s employment at any time during the Term of this Agreement. In such event, all rights of Executive under this Agreement shall terminate and Executive shall have no right to receive compensation or other benefits for any period after the effective date of such termination for cause. Termination for cause shall be defined as the Executive’s dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement.

(b) Notwithstanding the foregoing, no termination for cause shall be effective with respect to the Executive unless and until there shall have been delivered to him a copy of a resolution, finding that in the good faith opinion of the Board of Directors of the Bank (the “Board”), the Executive’s actions and/or failure to act justifies termination for cause and specifying the particulars thereof in detail. Reasonable notice shall be provided to the Executive and he shall receive an opportunity, together with counsel, to be heard before the Board. The Executive shall not have the right to receive compensation or other benefits for any period after a termination for cause, except that benefits previously vested or accrued shall be unaffected by such termination.

8.	Events of Termination; Payments to Executive.

The provisions of this Paragraph 9 shall apply upon the occurrence of an Event of Termination (as herein defined).

(a) As used in this Agreement, an “Event of Termination” shall mean and include any one or more of the following: (i) the termination by the Bank of the Executive’s employment hereunder for any reason other than for cause (as defined in Paragraph 7 hereinabove) during the Term; or (ii) the Executive’s resignation or constructive termination from the Bank’s employ, upon any (A) material change in the Executive’s function, duties, or responsibilities, which change would cause the Executive’s position to become one of lesser responsibility, importance, or scope from the position and attributes thereof (and any such material change shall be deemed a continuing breach of this Agreement), (B) Relocation of the principal place at which Executive’s duties are to be performed to a location outside a thirty (30) mile radius around the principal location at which Executive’s duties are performed immediately prior to the termination of employment, (C) material reduction in the benefits and perquisites to the Executive from those being provided as of the Effective Date of this Agreement except for any changes that are generally applicable to senior executives and key management employees or expressly contemplated by this Agreement (any such reduction to be deemed a continuing breach of this Agreement), or (D) or any other material breach of this Agreement by the Bank. Upon the occurrence of any event described in clauses (A), (B), (C) or (D) above, the Executive shall have the right to elect to terminate his employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within a reasonable period of time not to exceed, except in case of a continuing breach, four calendar months after the later of the (i) occurrence of the event giving rise to said right to elect termination or (ii) actual knowledge of such event by the Executive. In the case of a continuing breach, the Executive may give such sixty (60) days prior notice at any time. Either of Executive’s sixty (60) days prior notice of his Date of Termination shall be referred to as “Notice of Termination.” The date specified in Executive’s Notice of Termination to the Bank of his last date of employment shall be the “Date of Termination.”

(b) Upon the occurrence of an Event of Termination, on the Date of Termination, as defined in this Paragraph 9, the Bank shall pay the Executive, or, in the event of his subsequent death, his beneficiary or beneficiaries as he may have designated, or his estate, if no beneficiary designation has been made, or if no beneficiaries survive the Executive, as severance pay or liquidated damages, or both, a sum equal to (i) the amount of Base Salary of the Executive for each year during the remaining Term of this Agreement, plus (ii) bonuses in an amount equal to the last bonus received, multiplied by the number of years remaining in the Term of this Agreement, as well as (iii) health and/or medical benefits as provided under Paragraph 6 and retirement benefits under Paragraph 6 of this Agreement, provided, however, that if the Bank is not in compliance with its minimum capital requirements or if such payments would cause the Bank’s capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the Bank is in capital compliance. Such health benefit payments shall be made as incurred, and such salary, bonus and retirement benefit payments shall be made in a lump sum within ten (10) days of the Date of Termination unless the Executive makes an election within ten (10) days of the Notice of Termination to have such payments made under the Bank’s current payment procedures during the remaining Term of Employment under this Agreement.

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

(a) Change of Control. For purposes of this Agreement and except as provided in Paragraph 12(c) below relating to supervisory transactions, the term “Change of Control” shall mean the occurrence of any of the following events:

(i) Any “person” (as such term is used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), other than a trustee or other fiduciary holding securities under an employee benefit plan of Peoples or a corporation owned directly or indirectly by the shareholders of Peoples in substantially the same proportions as their ownership of stock in Peoples, becomes after the date hereof the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of the securities of Peoples representing fifty percent (50%) or more of the total voting power represented by Peoples then outstanding securities that vote generally in the election of directors (“Voting Securities”);

(ii) Any “person” (as such term is used in Section 13(d) and 14(d) of the Exchange Act), other than a trustee or other fiduciary holding securities under an employee benefit plan of Peoples or a corporation owned directly or indirectly by the shareholders of Peoples in substantially the same proportions as their ownership of stock in Peoples, becomes after the date hereof the “beneficial owner” (as defined in Rule 13 d-3 under the Exchange Act), directly or indirectly, of twenty-five percent (25%) or more of the Voting Securities of Peoples, and, within a period of twelve (12) months of such acquisition of beneficial ownership, individuals who at the beginning of such period constitute the Board of Directors of Peoples, or any new director whose election or nomination was approved by a vote of at least two-thirds of the directors of Peoples then still in office who were directors at the beginning of such period, or whose election or nomination was previously so approved, cease for any reason to constitute at least sixty percent (60%) of the directors of Peoples;

(iii) The merger or consolidation of Peoples with any other corporation, other than a merger or consolidation in which the shareholders of Peoples immediately prior thereto continue to own, directly or indirectly, Voting Securities representing at least seventy-five percent (75%) of the total voting power of the entity surviving such merger or consolidation; or

(iv) The complete liquidation of Peoples or the Bank or sale or disposition by Peoples or the Bank (in one transaction or a series of transactions) of all or substantially all of Peoples’ or the Bank’s assets.

(b) Severance Payment. If Executive’s employment with the Bank is terminated as a result of a Change of Control of Peoples, Executive shall be entitled to receive as his sole and exclusive remedy a severance payment equal to 2.99 years of Executive’s Base Salary, as provided for in Paragraph 3(a) of this Agreement, plus the amount of any bonus compensation earned by Executive during the 2.99 years immediately preceding the Change of Control, health benefits under Paragraph 6(a) and retirement benefits under Paragraph 6(b), both of which shall be received until Executive reaches the age of 65, as well as rights to any vested or accrued but unvested options, less any amounts required to be deducted by the Bank for federal and state taxes or other applicable requirements. The severance payment hereunder shall be paid to Executive upon the effectiveness of Executive’s termination of employment from the Bank and the termination of this Agreement. In the event a severance payment is paid to Executive under this Paragraph 10(b), this Agreement shall be terminated and the Bank shall have no further obligation to Executive under this Agreement, except as provided herein.

(c) Upon the occurrence of a Change in Control, the Executive will be entitled to any benefits granted to him pursuant to any stock option or any other benefit plan of the Bank whether or not such benefits have vested in accordance with Paragraph 4(d). Vested and/or accrued but unvested rights of Executive under the Bank’s Retirement Plan, or any supplemental plan, and Executive’s health and/or medical benefits provided under Paragraph

6 of this Agreement shall not be affected by a Change in Control.

(d) Notwithstanding the preceding paragraphs of this Paragraph 10, the payments or benefits to be made or afforded to Executive under this Agreement when aggregated with any other “golden parachute” amounts (defined under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”) as compensation that becomes payable or accelerated due to a Change in Control payable under any other plans, agreements or policies of Peoples or the Bank, shall be reduced to the highest amount permissible under Sections 280G and 4999 of the Code before the Executive becomes subject to the excess parachute payment excise tax under Section 4999 of the Code and Peoples or the Bank loses all or part of its compensation deduction for such payments. The Executive shall determine the allocation of the reduction required hereby among the benefits to which the Executive is entitled.

(e) Compliance with Law and Regulation. The parties hereto expressly acknowledge and agree that any payments made to Executive pursuant to this Agreement or otherwise are subject to and conditioned upon compliance with 12 U.S.C. Section 1828(k) and any regulations promulgated there under.

10.	Other Termination.

(a) Disability. In the event that Executive shall fail, because of illness, incapacity or injury, to render the services contemplated by this Agreement for three (3) consecutive calendar months, or for shorter periods aggregating four (4) months in any twelve (12) month period, Executive’s employment hereunder may be terminated by written notice from the Bank to Executive. In the event that Executive’s employment is terminated under this Paragraph 11(A), Executive shall receive the difference between any disability payments provided by the Bank’s insurance plans and his Base Salary as set forth in Paragraph 4(a) hereof which he would have received during the remaining Term of this Agreement, plus the amount of any bonus compensation payable to Executive under Section 4(b) hereof for any number of years remaining in the Term of this Agreement, prorated as appropriate. Such termination shall not affect any rights which Executive may have pursuant to any insurance or other death benefit, retirement or stock award plans or arrangements of the Bank, or any stock option plans or options thereunder, which rights shall continue to be governed by the provisions of such plans and arrangements.

(B) Death. If Executive’s employment is terminated by reason of Executive’s death, this Agreement shall terminate without further obligations of the Bank to Executive (or Executive’s heirs or legal representatives) under this Agreement, other than for payment of (i) Executive’s Base Salary which he was receiving at the time of death, prorated through the date of termination; (ii) the amount of any bonus compensation payable to Executive at the time of his death under Section 4(b) above, prorated through the date of termination; (iii) any compensation previously deferred by Executive; (iv) any accrued vacation and/or sick leave pay; (v) any vested and/or accrued but unvested rights in any stock options and (vi) any amounts due pursuant to the terms of any applicable welfare benefit plan. All of the foregoing amounts shall be paid to Executives estate or beneficiary, as applicable, in a lump sum in cash within thirty (30) days after the date of termination or earlier as required by applicable law.

11.	Regulatory Provisions.

(a) Suspension and Removal Orders. If Executive is suspended and/or temporarily prohibited from participating in the conduct of the Bank’s affairs by notice served under Section 8(e)(3) or 8(g)(1) of the Federal Deposit Insurance Act (12 U.S.C. Section 181 8(e)(3) and (g)(1)), the Bank’s obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Bank may in its discretion: (i) pay Executive all or part of the compensation withheld while its obligations under this Agreement were suspended; and (ii) reinstate (in whole or in part) any of its obligations which were suspended. If

Executive is removed and/or permanently prohibited from participating in the conduct of the Bank’s affairs by an order issued under Section 8(e)(4) or 8(g)(1) of the Federal Deposit Insurance Act (12 U.S.C. Section 181 8(e)(4) or (g)(1)), all obligations of the Bank under this Agreement shall terminate as of the effective date of the order, but vested rights of the parties shall not be affected.

(b) Termination by Default. If the Bank is in default (as defined in Section 3(x)(1) of the Federal Deposit Insurance Act (12 U.S.C. Section 1813(x)(1)), all obligations under this Agreement shall terminate as of the date of default, but vested rights of the parties shall not be affected.

(c) Supervisory Assistance or Merger. All obligations under this Agreement shall be terminated, except to the extent that it is determined that continuation of the Agreement is necessary for the continued operation of the Bank: (i) by the Director of the Office of Thrift Supervision (the “Director”) or his or her designee, at the time that the Federal Deposit Insurance Corporation or the Office of Thrift Supervision enters into an agreement to provide assistance to or on behalf of the Bank under the authority contained in Section 13(c) of the Federal Deposit Insurance Act (12 U.S.C. Section 1823(c)); or (ii) by the Director or his or her designee, at the time that the Director or his or her designee approves a supervisory merger to resolve problems related to the operation of the Bank or when the Bank is in an unsafe or unsound condition. All rights of the parties that have already vested, however, shall not be affected by such action.

12.	Disclosure or Use of Trade Secrets/Non-Compete Agreement.

During the Term hereof, Executive will have access to and become acquainted with what Executive and the Bank acknowledge are trade secrets of the Bank. Executive shall not use or disclose any trade secrets or, directly or indirectly, cause them to be used or disclosed in any manner, during the Term hereof or for a period of one (1) year after the termination of this Agreement, except as may be required or requested by the Bank, by court order or under applicable law or regulation. While Executive is employed by the Bank and for a period of one year after termination of Executive’s employment by the Bank for cause or by the Executive, Executive shall not directly or indirectly engage in any bank or bank-related business which competes with the business of the Bank as conducted during Executive’s employment by the Bank for any financial institution, including, but not limited to, banks, savings associations and credit unions within a 50-mile radius of Three Rivers, Michigan.

13.	Return of Documents.

Executive expressly agrees that all manuals, documents, files, reports, studies or other materials used and/or developed by Executive for the Bank during the Term of this Agreement or prior thereto while Executive was employed by the Bank are solely the property of the Bank, and that Executive has no right, title or interest therein. Upon termination of this Agreement, Executive or Executive’s representative shall promptly deliver possession of all such materials (including any copies thereof) to the Bank.

14.	Notices.

All notices, demands or other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered in person, or sent by United States mail, certified or registered, with return receipt requested, if to Executive, addressed to Executive at the last residence address of Executive as shown in the records of the Bank, and if to the Bank, addressed to the Chairman of the Board at the Bank’s principal office.

15.	Governing Law and Jurisdiction.

This Agreement shall be governed by and interpreted in accordance with the laws of the State of Indiana. Each of the parties hereto consents to the jurisdiction of the Indiana or federal courts, as the case may be, for the enforcement of this Agreement and matters pertaining to the transactions and activities contemplated hereby.

16.	Attorneys’ Fees.

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

PEOPLES FEDERAL SAVINGS BANK

OF DEKALB COUNTY

By:___________________________

Roger J Wertenberger

Chairman of the Board

By:___________________________

Cheryl L. Taylor
Corporate Secretary

EXECUTIVE

_____________________________
Maurice F. Winkler, III

Exhibit 10.4

EMPLOYMENT AGREEMENT

This Employment Agreement (“Agreement”) is made and entered into as of this 26th day of September, 2006, (the “Effective Date”) by and among Peoples Bancorp (“the Company”), the holding company of Peoples Federal Savings Bank of DeKalb County (“Peoples”) and First Savings Bank (“First Savings”), and Steve Caryer (“Executive”), with reference to the following:

WHEREAS, Executive is currently employed by Peoples, which is a wholly owned subsidiary of the Company;

WHEREAS, the Company, Peoples, and First Savings desire to provide for the employment of the Executive by Peoples;

WHEREAS, the Executive is willing to commit himself to serving the Company on the terms and conditions herein provided;

NOW, THEREFORE, IN CONSIDERATION OF the recitals set forth above and the mutual promises, covenants, agreements, conditions and undertakings hereinafter set forth, the adequacy and receipt of which consideration is hereby acknowledged, the parties hereto agree as follows:

1. Term.

This Agreement shall have a term of two (2) years, commencing as of the Effective Date set forth above (the “Term”). Where used herein, “Term” shall refer to the entire period of employment of Executive by the Company from and after the Effective Date of this Agreement, whether for the period provided above and as extended or terminated earlier as hereinafter provided.

2. Position and Duties.

(a) During the Term, Executive shall be employed on a full-time basis to serve as Chief Financial Officer of the Company and perform the duties customarily performed by such officer of a savings association, including the general supervision and operation of the financial affairs of Peoples, subject to the direction of and the powers vested by law in the Board of Directors of the Company (the “Board”) and Peoples’ shareholders, the Company. Except as provided for herein, the duties and position of Executive as Chief Financial Officer hereunder may be changed only by the mutual written agreement of the parties hereto. The parties may mutually agree to extend Executive’s full-time status for additional 12-month periods following the Effective Date.

(b) During the Term hereof, Executive shall perform the services herein contemplated to be performed by Executive faithfully, diligently and to the best of Executive’s ability in compliance with instructions and policies of the Board, Peoples Federal Charter and Bylaws and with all applicable laws and regulations.

3. Compensation.

(a) Base Salary. For executive’s services rendered hereunder, Peoples shall pay or cause to be paid a base salary to Executive at the rate of $98,000 per annum, payable in conformity with Peoples’ normal payroll periods and procedures. During the Term, Executive’s base salary shall be reviewed at least once every twelve (12) months and shall be increased (but not reduced) at any time, and from time to time, as shall be substantially consistent with increases in base salary generally awarded in the ordinary course of business to other executives of Peoples, provided that Executive’s Base Salary shall be increased by a percentage no less than the annual increase of the cost of living index for the Fort Wayne, Indiana metropolitan area. Moreover, if Executive’s cost of health insurance coverage provided by Peoples exceeds $5,000 on an annual basis after the first 12-month period of the Term, Executive’s base salary for such second 12-month period shall be increased by an amount no less than the excess of such cost over $5,000. Any increase in base salary shall not serve to limit or reduce any other obligation to the Executive under this Agreement. The term “Base Salary” as utilized in this Agreement shall refer to base salary as so increased.

(b) Discretionary Bonus. In addition to Executive’s Base Salary provided for under Paragraph 4(a) above, the Executive shall participate in an equitable manner with all other senior management executives of Peoples in discretionary bonuses that the Board may award from time to time to Peoples’ senior management executives. No other compensation provided for in this Agreement shall be deemed a substitute for the Executive’s right to participate in such discretionary bonuses.

(c) Stock Awards. The Executive shall be eligible for consideration for stock option grants by the Company pursuant to any stock option plan adopted by the Company, for so long as Executive shall be employed by the Peoples.

(d) Other Benefits. The Executive will eligible to participate in or receive benefits under any employee benefit plans of Peoples which are available to senior executives and key management employees of Peoples, subject to and on a basis consistent with the terms, conditions and overall administration of such plans and arrangements. Nothing paid to Executive under any such plan or arrangement will be deemed to be in lieu of other compensation to which the Executive is entitled under this Agreement.

4. Vacation and Sick Leave.

During the Term hereof, Executive shall be entitled to paid vacation and paid sick leave, the amount and term of which shall be determined in accordance with the policies of Peoples as in effect from time to time, but in no event shall the vacation period be less than three weeks per year.

5. Group Medical, Life Insurance and Other Benefits.

The Executive shall participate in any plan that Peoples maintains for the benefit of its executives if the plan relates to (i) pension, profit sharing or other retirement benefits, (ii) medical insurance or the reimbursement of medical or dependent care expenses, or (iii) other group benefits, including disability and life insurance plans.

6. Business Expenses.

Executive shall be entitled to reimbursement by Peoples for any and all ordinary and necessary business expenses reasonably incurred by Executive in the performance of Executive’s duties and in acting for Peoples during the Term of this Agreement, provided that Executive furnishes to Peoples, for review and approval by the Chairman of the Board, adequate records and other documentation as may be required for the substantiation of such expenditures as a business expense of the Bank

7. Termination for Cause.

(a) The Board may for cause terminate Executive’s employment at any time during the Term of this Agreement. In such event, all rights of Executive under this Agreement shall terminate and Executive shall have no right to receive compensation or other benefits for any period after the effective date of such termination for cause. Termination for cause shall be defined as the Executive’s dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement.

(b) Notwithstanding the foregoing, no termination for cause shall be effective with respect to the Executive unless and until there shall have been delivered to him a copy of a resolution, finding that in the good faith opinion of the Board of Directors of Peoples (the “Board”), the Executive’s actions and/or failure to act justifies termination for cause and specifying the particulars thereof in detail. Reasonable notice shall be provided to the Executive and he shall receive an opportunity, together with counsel, to be heard before the Board. The Executive shall not have the right to receive compensation or other benefits for any period after a termination for cause, except that benefits previously vested or accrued shall be unaffected by such termination.

8. Events of Termination; Payments to Executive.

The provisions of this Paragraph 9 shall apply upon the occurrence of an Event of Termination (as herein defined).

(a) As used in this Agreement, an “Event of Termination” shall mean and include any one or more of the following: (i) the termination by Peoples of the Executive’s employment hereunder for any reason other than for cause (as defined in Paragraph 7 hereinabove) during the Term; or (ii) the Executive’s resignation or constructive termination from Peoples employ, upon any (A) material change in the Executive’s function, duties, or responsibilities, which change would cause the Executive’s position to become one of lesser responsibility, importance, or scope from the position and attributes thereof (and any such material change shall be deemed a continuing breach of this Agreement), (B) Relocation of the principal place at which Executive’s duties are to be performed to a location outside a thirty (30) mile radius around the principal location at which Executive’s duties are performed immediately prior to the termination of employment, (C) material reduction in the benefits and perquisites to the Executive from those being provided as of the Effective Date of this Agreement except for any changes that are generally applicable to senior executives and key management employees or expressly contemplated by this Agreement (any such reduction to be deemed a continuing breach of this Agreement), or (D) or any other material breach of this Agreement by Peoples. Upon the occurrence of any event described in clauses (A), (B), (C) or (D) above, the Executive shall have the right to elect to terminate his employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within a reasonable period of time not to exceed, except in case of a continuing breach, four calendar months after the later of the (i) occurrence of the event giving rise to said right to elect termination or (ii) actual knowledge of such event by the Executive. In the case of a continuing breach, the Executive may give such sixty (60) days prior notice at any time. Either of Executive’s sixty (60) days prior notice of his Date of Termination shall be referred to as “Notice of Termination.” The date specified in Executive’s Notice of Termination to the Bank of his last date of employment shall be the “Date of Termination.”

(b) Upon the occurrence of an Event of Termination, on the Date of Termination, as defined in this Paragraph 9, Peoples shall pay the Executive, or, in the event of his subsequent death, his beneficiary or beneficiaries as he may have designated, or his estate, if no beneficiary designation has been made, or if no beneficiaries survive the Executive, as severance pay or liquidated damages, or both, a sum equal to (i) the amount of Base Salary of the Executive for each year or portion thereof during the remaining Term of this Agreement, plus (ii) bonuses in an amount equal to the last bonus received, divided by 12, and multiplied by the number of years remaining in the Term of this Agreement, as well as (iii) health and/or medical benefits as provided under Paragraph 6 and retirement benefits under Paragraph 6 of this Agreement, provided, however, that if Peoples is not in compliance with its minimum capital requirements or if such payments would cause Peoples’ capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as Peoples is in capital compliance. Such health benefit payments shall be made as incurred, and such salary, bonus and retirement benefit payments shall be made in a lump sum within ten (10) days of the Date of Termination unless Peoples elects to make such payments under the Peoples’ current payment procedures during the remaining Term of Employment under this Agreement, which election may only be made if consistent with Treas. Reg. § 1.409A-2(a)(5)(iv).

(c) The payments provided under this Paragraph 9 upon an Event of Termination shall be in lieu of any other payments or damages recoverable in any causes of action by Executive related to this Agreement. As a condition to receipt of payments hereunder, the Executive shall execute a Release and Settlement Agreement pursuant to which the Executive shall waive any and all claims resulting from employment at or termination from Peoples other than payments or benefits which are expressly provided for in this Agreement.

9. Termination as a Result of a Change of Control.

(a) Change of Control. For purposes of this Agreement and except as provided in Paragraph 11(c) below relating to supervisory transactions, the term “Change of Control” shall mean the occurrence of any of the following events:

(i) Any “person” (as such term is used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a corporation owned directly or indirectly by the shareholders of the Company in substantially the same proportions as their ownership of stock in the Company, becomes after the date hereof the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of the securities of the Company representing fifty percent (50%) or more of the total voting power represented by the Company then outstanding securities that vote generally in the election of directors (“Voting Securities”);

(ii) Any “person” (as such term is used in Section 13(d) and 14(d) of the Exchange Act), other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a corporation owned directly or indirectly by the shareholders of the Company in substantially the same proportions as their ownership of stock in the Company, becomes after the date hereof the “beneficial owner” (as defined in Rule 13 d-3 under the Exchange Act), directly or indirectly, of twenty-five percent (25%) or more of the Voting Securities of The Company, and, within a period of twelve (12) months of such acquisition of beneficial ownership, individuals who at the beginning of such period constitute the Board of Directors of the Company, or any new director whose election or nomination was approved by a vote of at least two-thirds of the directors of the Company then still in office who were directors at the beginning of such period, or whose election or nomination was previously so approved, cease for any reason to constitute at least sixty percent (60%) of the directors of the Company;

(iii) The merger or consolidation of the Company with any other corporation, other than a merger or consolidation in which the shareholders of the Company immediately prior thereto continue to own, directly or indirectly, Voting Securities representing at least seventy-five percent (75%) of the total voting power of the entity surviving such merger or consolidation; or

(iv) The complete liquidation of the Company or Peoples or sale or disposition by the Company or Peoples (in one transaction or a series of transactions) of all or substantially all of the Company’s or Peoples’ assets.

(b) Severance Payment. If Executive’s employment with Peoples is terminated as a result of a Change of Control of the Company, Executive shall be entitled to receive as his sole and exclusive remedy a severance payment equal to 2.0 times Executive’s Base Salary, as provided for in Paragraph 3(a) of this Agreement; plus the amount of any bonus compensation earned by Executive during the 2 years immediately preceding the Change of Control, health benefits under Paragraph 6(a) and retirement benefits under Paragraph 6(b), as well as rights to any vested options, less any amounts required to be deducted by Peoples for federal and state taxes or other applicable requirements. The severance payment hereunder shall be paid to Executive upon the effectiveness of Executive’s termination of employment from Peoples and the termination of this Agreement. In the event a severance payment is paid to Executive under this Paragraph 9(b), this Agreement shall be terminated and Peoples shall have no further obligation to Executive under this Agreement, except as provided herein.

(c) Upon the occurrence of a Change in Control, the Executive will be entitled to any benefits granted to him pursuant to any stock option or any other benefit plan of Peoples whether or not such benefits have vested in accordance with Paragraph 4(d). Vested and/or accrued but unvested rights of Executive under Peoples’ Retirement Plan, or any supplemental plan, and Executive’s health and/or medical benefits provided under Paragraph 6 of this Agreement shall not be affected by a Change in Control.

(d) Notwithstanding the preceding paragraphs of this Paragraph 9, the payments or benefits to be made or afforded to Executive under this Agreement when aggregated with any other “golden parachute” amounts (defined under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”) as compensation that becomes payable or accelerated due to a Change in Control payable under any other plans, agreements or policies of Peoples or the Company, shall be reduced to the highest amount permissible under Sections 280G and 4999 of the Code before the Executive becomes subject to the excess parachute payment excise tax under Section 4999 of the Code and Peoples or the Company loses all or part of its compensation deduction for such payments. The Executive shall determine the allocation of the reduction required hereby among the benefits to which the Executive is entitled.

(e) Compliance with Law and Regulation. The parties hereto expressly acknowledge and agree that any payments made to Executive pursuant to this Agreement or otherwise are subject to and conditioned upon compliance with 12 U.S.C. Section 1828(k) and any regulations promulgated thereunder.

10. Other Termination.

(a) Disability. In the event that Executive shall fail, because of illness, incapacity or injury, to render the services contemplated by this Agreement for three (3) consecutive calendar months, or for shorter periods aggregating four (4) months in any twelve (12) month period, Executive’s employment hereunder may be terminated by written notice from Peoples to Executive. In the event that Executive’s employment is terminated under this Paragraph 10(A), Executive shall receive the difference between any disability payments provided by Peoples’ insurance plans and his Base Salary as set forth in Paragraph 4(a) hereof which he would have received during the remaining Term of this Agreement, plus the amount of any bonus compensation payable to Executive under Section 4(b) hereof for any number of years remaining in the Term of this Agreement, prorated as appropriate. Such termination shall not affect any rights which Executive may have pursuant to any insurance or other death benefit, retirement or stock award plans or arrangements of Peoples, or any stock option plans or options thereunder, which rights shall continue to be governed by the provisions of such plans and arrangements.

(b) Death. If Executive’s employment is terminated by reason of Executive’s death, this Agreement shall terminate without further obligations of Peoples to Executive (or Executive’s heirs or legal representatives) under this Agreement, other than for payment of (i) Executive’s Base Salary which he was receiving at the time of death, prorated through the date of termination; (ii) the amount of any bonus compensation payable to Executive at the time of his death under Section 4(b) above, prorated through the date of termination; (iii) any compensation previously deferred by Executive; (iv) any accrued vacation and/or sick leave pay; (v) any vested and/or accrued but unvested rights in any stock options and (vi) any amounts due pursuant to the terms of any applicable welfare benefit plan. All of the foregoing amounts shall be paid to Executives estate or beneficiary, as applicable, in a lump sum in cash within thirty (30) days after the date of termination or earlier as required by applicable law.

11. Regulatory Provisions.

(a) Suspension and Removal Orders. If Executive is suspended and/or temporarily prohibited from participating in the conduct of Peoples’ affairs by notice served under Section 8(e)(3) or 8(g)(1) of the Federal Deposit Insurance Act (12 U.S.C. Section 181 8(e)(3) and (g)(1)), Peoples’ obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, Peoples may in its discretion: (i) pay Executive all or part of the compensation withheld while its obligations under this Agreement were suspended; and (ii) reinstate (in whole or in part) any of its obligations which were suspended. If Executive is removed and/or permanently prohibited from participating in the conduct of Peoples’ affairs by an order issued under Section 8(e)(4) or 8(g)(1) of the Federal Deposit Insurance Act (12 U.S.C. Section 181 8(e)(4) or (g)(1)), all obligations of Peoples under this Agreement shall terminate as of the effective date of the order, but vested rights of the parties shall not be affected.

(b) Termination by Default. If Peoples is in default (as defined in Section 3(x)(1) of the Federal Deposit Insurance Act (12 U.S.C. Section 1813(x)(1)), all obligations under this Agreement shall terminate as of the date of default, but vested rights of the parties shall not be affected.

(c) Supervisory Assistance or Merger. All obligations under this Agreement shall be terminated, except to the extent that it is determined that continuation of the Agreement is necessary for the continued operation of Peoples: (i) by the Director of the Office of Thrift Supervision (the “Director”) or his or her designee, at the time that the Federal Deposit Insurance Corporation or the Office of Thrift Supervision enters into an agreement to provide assistance to or on behalf of Peoples under the authority contained in Section 13(c) of the Federal Deposit Insurance Act (12 U.S.C. Section 1823(c)); or (ii) by the Director or his or her designee, at the time that the Director or his or her designee approves a supervisory merger to resolve problems related to the operation of Peoples or when Peoples is in an unsafe or unsound condition. All rights of the parties that have already vested, however, shall not be affected by such action.

12. Disclosure or Use of Trade Secrets/Non-Compete Agreement.

During the Term hereof, Executive will have access to and become acquainted with what Executive and Peoples acknowledge are trade secrets of Peoples. Executive shall not use or disclose any trade secrets or, directly or indirectly, cause them to be used or disclosed in any manner, during the Term hereof or for a period of one (1) year after the termination of this Agreement, except as may be required or requested by Peoples, by court order or under applicable law or regulation. While Executive is employed by Peoples and for a period of one year after termination of Executive’s employment by Peoples for cause or by the Executive, Executive shall not directly or indirectly engage in any bank or bank-related business which competes with the business of Peoples as conducted during Executive’s employment by Peoples for any financial institution, including, but not limited to, banks, savings associations and credit unions within a 50-mile radius of Auburn, Indiana.

13. Return of Documents.

Executive expressly agrees that all manuals, documents, files, reports, studies or other materials used and/or developed by Executive for Peoples during the Term of this Agreement or prior thereto while Executive was employed by Peoples are solely the property of Peoples, and that Executive has no right, title or interest therein. Upon termination of this Agreement, Executive or Executive’s representative shall promptly deliver possession of all such materials (including any copies thereof) to Peoples.

14. Notices.

All notices, demands or other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered in person, or sent by United States mail, certified or registered, with return receipt requested, if to Executive, addressed to Executive at the last residence address of Executive as shown in the records of Peoples, and if to Peoples, addressed to the Pesident at Peoples’ principal office.

15. Governing Law and Jurisdiction.

This Agreement shall be governed by and interpreted in accordance with the laws of the State of Indiana. Each of the parties hereto consents to the jurisdiction of the Indiana or federal courts, as the case may be, for the enforcement of this Agreement and matters pertaining to the transactions and activities contemplated hereby.

16. Attorneys’ Fees.

In the event that a dispute arises with respect to this Agreement, the prevailing party in such dispute shall be entitled to recover all expenses, including, attorneys’ fees and court costs.

17. Benefit of Agreement.

This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and assigns; provided, however, that Executive may not assign any interest in this Agreement without the prior written consent of Peoples.

18. Captions.

Captions and paragraph heading used in this Agreement are for convenience only and shall not be used in interpreting or construing this Agreement.

19. Entire Agreement.

This Agreement contains the entire agreement of the parties with respect to the employment of Executive by Peoples, and it expressly supersedes any and all other agreements, either oral or written, relating thereto

20. Severability.

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

21. Amendments.

This Agreement may not be amended or modified except by a written agreement signed by Executive and Peoples. This Agreement and any amendment thereof may be executed in counterparts.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

PEOPLES FEDERAL SAVINGS BANK OF DEKALB COUNTY

By:
President

EXECUTIVE

Steve Caryer

Exhibit 23

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the registration statement of Peoples Bancorp on Form S-8 (File No. 333-120950) relating to the Employees’ Savings & Profit Sharing Plan and Trust of Peoples Bancorp and Form S-8 (File No. 333-45164) relating to the Three Rivers Financial Corporation Stock Option and Incentive Plan (as assumed by Peoples Bancorp) and the 1998 Peoples Bancorp Stock Option and Incentive Plan of our report dated October 31, 2006, on our audits of the consolidated financial statements of Peoples Bancorp as of September 30, 2006 and 2005, and for the years ended September 30, 2006, 2005 and 2004, which report is incorporated by reference in this Annual Report on Form 10-K.

/s/ BKD, LLP

Indianapolis, Indiana

December 19, 2006

Exhibit 31.1

CERTIFICATION

I, Maurice F. Winkler III, President, Chief Executive Officer, certify that:

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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
(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

December 19, 2006

/s/ Maurice F. Winkler III_______

Maurice F. Winkler III

President, Chief Executive Officer

Exhibit 31.1

CERTIFICATION

I, Steven H. Caryer, Vice President, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Peoples Bancorp;
6.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

7.

Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, results or operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

8.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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
(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

9.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: December 19, 2006

/s/ Steven H. Caryer______________

Steven H. Caryer

Vice President, Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), each of the undersigned officers of Peoples Bancorp (the “Company”) does hereby certify with respect to the annual report on Form 10-K for the period ended September 30, 2006, as filed with the Securities and Exchange Commission (the “Report”), that:

•	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

•	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: December 19, 2006	/s/ Maurice F. Winkler III
Maurice F. Winkler III
Chief Executive Officer

Date: December 19, 2006	/s/ Steven H. Caryer____
Steven H. Caryer
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to People Bancorp and will be retained by Peoples Bancorp and forwarded to the Securities and Exchange Commission or its staff upon request.