Form 10-Q
period 2006-12-31
PEOPLES BANCORP
filed 2007-02-14
CIK 869004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

December 31, 2006	Commission
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

Large Accelerated Filer ______ Accelerated Filer ______ Non-Accelerated Filer __X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No _X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Common stock, par value $1 per share	3,184,949 shares
(Title of class)	(Outstanding at February 12, 2007)

PEOPLES BANCORP

AND SUBSIDIARIES

Page
Number

Part I	Financial Information:

Item 1. Consolidated Condensed Financial Statements

Consolidated Condensed Balance Sheets
as of December 31, 2006 and September 30, 2006............................................3

Consolidated Condensed Statements of Income for the three
months ended December 31, 2006 and 2005...................................................4

Consolidated Condensed Statements of Cash Flows for the
three months ended December 31, 2006 and 2005..........................................5

Notes to Consolidated Condensed Financial Statements................................6-8

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.....................................................................9-18

Item 3. Quantitative and Qualitative Disclosures About Market Risk..........................18-21

Item 4. Controls and Procedures.........................................................................21

Part II.	Other Information
Item 1.	Legal Proceedings................................................................................22
Item 1a. Risk Factors................................. .....................................................22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds..............................22
Item 3.	Defaults Upon Senior Securities................................................................22
Item 4.	Submission of Matters to a Vote of Security Holders.......................................22
Item 5.	Other Information................................................................................22
Item 6.	Exhibits and Reports on Form 8-K............................................................................22

Signatures.......... .......................................................................................................................23

Officer Certifications.....................................................................................24-26

PART I. FINANCIAL INFORMATION

PEOPLES BANCORP AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2006	September 30, 2006
	(Unaudited)
ASSETS
Cash and due from financial institutions	$7,154,741	$6,410,481
Short-term interest-bearing deposits	6,302,475	4,346,212
Total cash and cash equivalents	13,457,216	10,756,693
Interest-bearing time deposits	4,651,883	5,047,883
Securities available for sale	93,536,645	93,640,940
Securities held to maturity
(approximate fair value $526,715 and $570,957)	522,756	567,690
Loans:
Loans	369,616,440	373,263,536
Less: Allowance for loan losses	1,887,442	1,898,257
Net loans	367,728,998	371,365,279
Loans held for sale	575,000	297,400
Premises and equipment	5,588,069	5,703,922
Federal Home Loan Bank of Indianapolis stock, at cost	4,403,900	4,567,600
Goodwill	2,330,198	2,330,198
Other intangible assets	160,821	195,282
Other assets	7,181,991	6,880,826
Total assets	$500,137,477	$501,353,713

LIABILITIES
NOW and savings deposits	$149,449,748	$146,762,078
Certificates of deposit	217,221,146	229,086,651
Total deposits	366,670,894	375,848,729
Short-term borrowings	275,915	517,791
Federal Home Loan Bank advances	67,350,000	59,155,000
Other liabilities	3,083,113	3,056,977
Total liabilities	437,379,922	438,578,497

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $1;
Authorized and unissued - 5,000,000 shares	0	0
Common stock, par value$1;
Authorized - 7,000,000 shares:
Issued and outstanding - 3,185,670 and
3,206,969 shares	3,185,670	3,206,969
Additional paid-in capital	2,129,716	2,567,131
Retained earnings	58,354,600	58,152,876
Accumulated other comprehensive loss	(912,431)	(1,151,760)
Total stockholders' equity	62,757,555	62,775,216
Total liabilities and stockholders' equity	$500,137,477	$501,353,713

See notes to consolidated condensed financial statements.

PEOPLES BANCORP AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	December 31,
	2006	2005
Interest Income:
Loans	$6,204,326	$5,833,902
Securities	963,229	959,804
Other interest and dividend income	200,100	129,923
	7,367,655	6,923,629
Interest Expense:
NOW and savings deposits	508,768	385,506
Certificates of deposit	2,374,187	1,752,622
Short-term borrowings	3,886	3,597
Federal Home Loan Bank advances	809,584	777,704
	3,696,425	2,919,429
Net Interest Income	3,671,230	4,004,200
Provision for losses on loans	3,695	43,803
Net Interest Income After Provision
for Losses on Loans	3,667,535	3,960,397
Other Income:
Trust income	90,099	105,682
Net gains on sale of loans	28,285	35,389
Gains/(loss) on sale of securities	600	0
Fees and service charges	344,771	299,746
Other income	62,324	308,317
	526,079	749,134
Other Expense:
Salaries and employee benefits	1,785,415	1,786,436
Net occupancy expenses	224,448	242,165
Equipment expenses	145,722	179,686
Data processing expense	274,457	256,917
Deposit insurance expense	11,249	12,241
Other expenses	586,249	808,376
	3,027,540	3,285,821
Income Before Income Tax	1,166,074	1,423,710
Income tax expense	365,638	431,500
Net Income	$800,436	$992,210

Basic Income Per Common Share	$0.25	$0.30
Diluted Income Per Common Share	$0.25	$0.30
Dividends Declared Per Common Share	$0.19	$0.19

See notes to consolidated condensed financial statements.

PEOPLES BANCORP AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31,
(Unaudited)
	2006	2005
Operating Activities
Net income	$800,436	$992,210
Items not requiring (providing) cash
Provision for loan losses	3,695	43,803
Depreciation and amortization	156,843	184,221
Investment securities amortization (accretion), net	(26,438)	79,679
Loans originated for sale	(1,638,750)	(829,800)
Proceeds from sale of loans held for sale	1,376,026	1,407,368
Gain on sale of loans	(28,285)	(35,389)
Amortization of deferred loan fees	(90,991)	(121,503)
Net realized gains on available-for-sale securities	(600)	0
Change in
Interest receivable	182,503	(245,301)
Interest payable	534,249	(11,513)
Other adjustments	(572,426)	566,222
Net cash provided by operating activities	696,262	2,029,997
Investing Activities
Net change in interest-bearing deposits	396,000	300,000
Purchases of securities available for sale	(3,445,615)	(1,132,806)
Proceeds from maturities and paydowns of securities held to maturity	47,477	79,301
Proceeds from maturities and paydowns of securities available for sale	2,907,833	1,379,812
Proceeds from sale of securities available for sale	1,000,550	0
Net change in loans	3,219,280	(5,502,691)
Purchases of premises and equipment	(40,989)	(17,207)
Proceeds from sale of foreclosed real estate	212,916	158,789
Net cash provided by (used in) investing activities	4,297,452	(4,734,802)
Financing Activities
Net change in
NOW and Savings deposits	2,687,670	(1,683,661)
Certificates of deposit	(11,865,505)	3,630,437
Short-term borrowings	(241,876)	521,060
Proceeds from Federal Home Loan Bank advances	27,200,000	12,350,000
Repayment of Federal Home Loan Bank advances	(19,005,000)	(10,450,000)
Cash dividends	(609,766)	(605,354)
Stock options exercised	96,489	(465,105)
Repurchase of common stock	(555,203)	112,838
Net cash provided by (used in) financing activities	(2,293,191)	3,410,215

Net change in Cash and Cash Equivalents	2,700,523	705,410

Cash and Cash Equivalents, Beginning of Year	10,756,693	9,889,657

Cash and Cash Equivalents, End of Year	$13,457,216	$10,595,067

Interest paid	$2,377,653	$2,930,942
Income tax paid	$0	$0

See notes to consolidated condensed financial statements.

PEOPLES BANCORP

AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The significant accounting policies followed by Peoples Bancorp (the Company) and its wholly owned subsidiaries, Peoples Federal Savings Bank of DeKalb County and First Savings

Bank (the Banks), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for September 30, 2006 filed with the Securities and Exchange Commission. The consolidated condensed balance sheet of the Company as of September 30, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date. All adjustments, which are in the opinion of management necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three months ended December 31, 2006, are not necessarily indicative of those expected for the remainder of the year.

2. CASH DIVIDEND

A cash dividend of $0.19 per common share was declared on November 28, 2006 payable on January 18, 2007, to stockholders of record as of January 2, 2007.

3. EARNINGS PER COMMON SHARE

Earnings per share were computed as follows:

	Three Months Ended December 31,
	2006			2005
		Weighted-Ave	Per-Share		Weighted-Ave	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings per Share
Net income available to common stockholders	$800,436	3,202,179	$0.25	$992,210	3,340,263	$0.30
Effect of Dilutive Securities
Stock options	0	2,845		0	19,492
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$800,436	3,205,024	$0.25	$992,210	3,359,755	$0.30

PEOPLES BANCORP

AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

For the three months ended December 31, 2006, options to purchase 23,000 shares of common stock at an exercise price of $21.50 per share were outstanding, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

4. STOCK OPTIONS

The Company has a stock-based employee compensation plan, which is described more fully in Notes to Financial Statements included in the September 30, 2006 Annual Report to shareholders. The Company accounts for this plan under the recognition and measurement principles of SFAS 123R, Share-Based Payment, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan were fully vested at September 30, 2006.

5. STOCK REPURCHASES

The following table details common stock repurchases made by the Company during the three months ended December 31, 2006 pursuant to a repurchase plan approved by the board of directors in February, 2006 whereby the Company may repurchase up to 300,000 shares of its common stock during the three years ending February, 2009. To date, a total of 157,538 shares have been repurchased under the plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan
October 1-31, 2006	1,500	$19.68	1,500	169,389
November 1-30, 2006	0	0.00	0	169,389
December 1-31, 2006	26,927	19.52	26,927	142,462
	28,427	$19.53	28,427

PEOPLES BANCORP

AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

6. COMPREHENSIVE INCOME

Total comprehensive income for the three months ended December 31, 2006 was $1,039,765. Total comprehensive income for the three months ended December 31, 2005 was $686,962.

PEOPLES BANCORP

AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company, its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates, loss of deposits and loan demand to other financial institutions, substantial changes in financial markets, changes in real estate values and the real estate market, regulatory changes, unanticipated conversion expenses, increases in compensation and employee expenses, or unanticipated results in pending legal proceedings.

CRITICAL ACCOUNTING POLICIES

The notes to the consolidated financial statements contain a summary of the Company’s significant accounting policies presented on pages 18-20 of the annual report for fiscal year 2006. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, (“ALL”) and accounting for goodwill.

ALLOWANCE FOR LOAN LOSSES

The ALL is a significant estimate that can and does change based on management’s assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. Management reviews the adequacy of the ALL on a monthly basis. This review is based on specific identified risks or anticipated losses in individual loans, a percentage factor based on the classification of certain loans, and managements’ analysis of overall economic conditions such as employment, bankruptcy trends, property value changes and changes in delinquency levels. Credits are evaluated individually based on degree of delinquency and/or identified risk ratings of special mention, doubtful or loss. Credits with delinquency levels of less than 60 days and risk ratings of satisfactory/monitor or better are reviewed in the aggregate. Percentage

PEOPLES BANCORP

AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

factors applied to individual credits are based on risk rating, the type of credit and estimated potential losses in the event liquidation becomes necessary. Percentage factors applied to loans reviewed in the aggregate are based solely on the type of credit. Anticipated losses on other real estate owned are recognized immediately upon recording the asset.

The ALL also includes a component based on management’s assumptions of changes in risk in non-quantifiable areas such as market conditions, property values, employment conditions and perceived changes in overall portfolio quality due to changes in concentration, underwriting changes and both national and regional trends.

External factors such as increases in unemployment, regional softness in property values, increasing national numbers in bankruptcy, unsecured delinquency and charge offs and internal factors such as the continuing increase in the commercial loan portfolio may result in larger losses in current economic conditions. Changes in loan concentration, delinquency and portfolio are addressed through the variation in percentages used in calculating the reserve for various types of credit as well as individual review of “high risk” credits and large loans.

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

FINANCIAL CONDITION

Total assets at December 31, 2006 were $500,137,477, a decrease of $1,216,236 from September 30, 2006. Significant variations in the composition of assets during that period consisted of the following items:

•

Total net loans including loans held for sale, decreased by $3,358,681. The decrease was primarily in the commercial sector. Commercial participation loans purchased decreased by $3,803,445 due to repayment of one large account.

PEOPLES BANCORP

AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

•	Cash and cash equivalents increased $2,700,523 due to the timing of the end of the period.

•

Total liabilities were $437,379,922 at December 31, 2006 down from $438,578,497 at September 30, 2006, due to decreases in certificates of deposit, partially offset by increases in Federal Home Loan Bank advances and NOW and savings deposits.

  LIQUIDITY

The Company’s most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Company’s operating, financing, and investing activities. At December 31, 2006, and September 30, 2006, cash and short-term interest-bearing deposits totaled $13.5 million and $10.8 million, respectively.

The Company’s primary sources of funds are deposits, borrowings and the proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition.

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB of Indianapolis. While there are regulatory and internal limits to the amount that may be borrowed from the FHLB, the Company feels its current borrowing capacity will be sufficient to cover any liquidity shortfalls it may encounter.

CAPITAL RESOURCES

The following table presents Peoples Federal Savings Bank's current regulatory capital position as a dollar amount and as a percentage of assets as of December 31, 2006.

PEOPLES BANCORP

AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

	At December 31, 2006
	Actual		Required for Adequate Capital (1)		To be Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total risk-based capital (1) (to risk-weighted assets)	$44,945	23.0%	$15,644	8.0%	$19,555	10.0%
Tier 1 risk-based capital (1) (to risk-weighted assets)	43,583	22.3%	7,822	4.0%	11,733	6.0%
Core capital (1) (to adjusted total assets)	43,583	11.1%	15,690	4.0%	19,612	5.0%
Core capital (1) (to adjusted tangible assets)	43,583	11.1%	7,845	2.0%	NA	NA
Tangible capital (1) (to adjusted total assets)	43,583	11.1%	5,884	1.5%	NA	NA

(1) as defined by regulatory agencies

The following table presents First Savings Bank’s current regulatory capital position as a dollar amount and as a percentage of assets as of December 31, 2006.

	At December 31, 2006
	Actual		Required for Adequate Capital (1)		To be Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total risk-based capital (1) (to risk-weighted assets)	$14,422	25.1%	$4,593	8.0%	$5,742	10.0%
Tier 1 risk-based capital (1) (to risk-weighted assets)	13,919	24.2%	2,297	4.0%	3,445	6.0%
Core capital (1) (to adjusted total assets)	13,919	13.1%	4,263	4.0%	5,329	5.0%
Core capital (1) (to adjusted tangible assets)	13,919	13.1%	2,132	2.0%	NA	NA
Tangible capital (1) (to adjusted total assets)	13,919	13.1%	1,599	1.5%	NA	NA

(1) as defined by regulatory agencies

PEOPLES BANCORP

AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

SUMMARY OF RESULTS OF OPERATIONS

The Company had net income of $800,436 or $0.25 per basic share for the three months ended December 31, 2006 as compared to $992,210 or $0.30, for the same period in 2005. Net income decreased primarily due to lower net interest income. Non-interest income also decreased, but was offset by decreased non-interest expense. The decrease in non-interest income was caused primarily by the donation by First Savings Bank of appreciated real estate causing the recognition of a gain on disposal of assets, and a charitable contribution expense in the quarter ended December 31, 2005. However, since the gain is non-taxable, income tax expense was reduced in the same period.

NET INTEREST INCOME

Net interest income was $3,671,230 for the three months, ended December 31, 2006 as compared to $4,004,200 for the same period in 2005. Interest income increased $444,026 to $7,367,655, as compared to the same period in 2005. The increase was due to higher interest rates earned on loans and other interest earning assets. Interest expense increased $776,996 to $3,696,425 for the three months ended December 31, 2006 versus 2005. The increase in interest expense is due to the Banks being forced to increase deposit rates to remain competitive. The trend of deposits repricing more quickly than most assets has continued and could continue to have a negative impact on earnings going forward.

Provision for loan loss decreased $40,108 to $3,695 for the three months ended December 31, 2006 as compared to the same period the prior year reflecting normal adjustments to the allowance for loan loss account.

The following table presents average balances and associated rates earned and paid for all interest-earning assets and interest-bearing liabilities for the three months ended December 31, 2006 and 2005 (dollars in thousands).

PEOPLES BANCORP

AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

	Three Months Ended December 31,
	2006			2005
	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans receivable (1)	$ 369,282	$ 6,205	6.67%	$ 358,821	$ 5,834	6.50%
Investment Securities (2)	93,793	963	4.07%	101,353	960	3.79%
Interest Bearing Deposits	9,990	134	5.32%	6,718	83	4.94%
FHLB stock	4,520	66	5.79%	4,888	47	3.85%
Total interest-earning assets	477,585	7,368	6.12%	471,780	6,924	5.87%
Non-interest-earning assets	20,882			23,373
Total assets	$ 498,467			$ 495,153
Deposits and Interest-bearing liabilities:
Interest bearing deposits	$ 360,795	$ 2,883	3.17%	$ 350,819	$ 2,138	2.44%
FHLB advances and other	59,378	809	5.41%	58,846	777	5.28%
Other Borrowings	617	4	2.57%	724	4	2.21%
Total interest-bearing liabilities	420,790	3,696	3.48%	410,389	2,919	2.85%
Non-interest bearing deposits	11,105	-	-	12,856	-	-
Total including non-interest-bearing demand deposits	431,895	3,696	3.40%	423,245	2,919	2.76%
Other non-interest-bearing liabilities	2,887			6,093
Total liabilities	434,782			429,338
Stockholders' equity	63,685			65,815
Total liabilities and stockholders' equity	$ 498,467			$ 495,153
Net interest income; interest rate spread		$ 3,672	2.64%		$ 4,005	3.03%
Net interest margin			3.05%			3.40%
Average interest-earning assets to average interest bearing liabilities			113%			115%

(1) Average balances include nonaccrual balances.
(2) Yield on investment securities is computed based on amortized cost.

PEOPLES BANCORP

AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The following table illustrates the change in net interest income due to changes in rates and average volumes for the three months ended December 31, 2006 vs. 2005. (in thousands).

	Three months ended December 31,
	2006 vs 2005
	Increase
	(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
Interest income from:
Loans	$171	$200	$371
Investment securities	(72)	75	3
Interest bearing deposits	41	10	51
FHLB Stock	(4)	23	19
Total interest income	136	308	444

Interest expense from:
Interest bearing deposits	61	684	745
FHLB Advances	7	25	32
Other borrowings	(1)	1	0
Total interest expense	67	710	777
Net interest income (expense)	$69	($402)	($333)

PEOPLES BANCORP

AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

LOANS, NON-PERFORMING ASSETS AND SUMMARY OF LOAN LOSS EXPERIENCE

The following table presents the composition of the loan portfolio including loans held for sale, at December 31, 2006 and September 30, 2006 (in thousands):

	December 31, 2006		September 30, 2006
Type of Loan	Amount	Percent of Total	Amount	Percent of Total
Residential:
1-4 family units	296,393	79.6%	303,089	80.4%
Over 4 family units	1,087	0.3%	1,030	0.3%
Home equity lines of credit	22,220	6.0%	22,724	6.0%
Commercial real estate	30,471	8.2%	30,027	8.0%
Land acquisition and development	3,960	1.1%	3,824	1.0%
Consumer and other loans	17,337	4.7%	15,580	4.1%
Loans on deposits	676	0.2%	793	0.2%
	372,144	100.0%	377,067	100.0%
Less:
Undisbursed portion of loans	1,504		2,734
Deferred loan fees and discounts	1,024		1,070
	2,528		3,804
Total loans receivable	369,616		373,263

Allowance for losses on loans	1,887		1,898
Net loans	367,729		371,365

Non-performing assets at December 31, 2006 and September 30, 2006 are as follows (in thousands):

	December 31, 2006	September 30, 2006
Non-accruing loans	$163	$565
Real estate owned (REO)	1,013	709
Restructured loans	1,183	1,226
	$2,359	$2,500

PEOPLES BANCORP

AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

It is the Company’s policy to carry REO at the lower of cost or the net realizable value less estimated costs to sell. After repossession, appraised value is reduced for estimated repair and selling costs, and the net amount is the carrying value of the property. Any changes in estimated realizable value after the initial repossession, are charged to a specific loss allowance account for REO. Net charge-offs for the three months ended December 31, 2006 were $12,000 and were incurred primarily due to residential REO.

The allowances for loan and REO losses represent amounts available to absorb losses inherent in the portfolio. Such allowances are based on management’s continuing review of the portfolios, historical charge-offs, current economic conditions, and such other factors, which in management’s judgment deserve recognition in estimating losses. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the allowance for loan losses. Such agencies may require additions to the allowances based on their judgment about the information available to them at the time of their examination. Provisions for losses are charged to earnings to bring the allowances to levels considered necessary by management. Losses are charged to the allowances when considered probable, or in the case of REO, at the time of repossession. Management believes that the allowances are adequate to absorb known and inherent losses in the portfolio. No assurance can be given, however, that economic conditions which may adversely affect the Company’s markets or other circumstances will not result in future losses in the portfolio.

NON-INTEREST INCOME

The Company's non-interest income for the three months ended December 31, 2006, was $526,079 as compared to $749,134 for the same period one year ago. The decrease was primarily attributable to the 2005 non-taxable gain on the donation of appreciated real estate of $187,700 mentioned above. Gains on sales of loans decreased $7,104 to $28,285 as loan sales decreased compared to the same period last year. In addition, trust income decreased $15,983 to $90,099. The decrease was due to estate fees of $24,000 that were recognized in the same quarter last year.

PEOPLES BANCORP

AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

NON-INTEREST EXPENSE

Total non-interest expense for the three months ended December 31, 2006 was $3,027,540 as compared to $3,285,821 for the same period in 2005. Data processing expense increased $17,540 to $274,457 due to increases in charges by the Bank’s core data processor. Other expenses decreased $222,127 to $586,249 due mostly to the already mentioned donation by First Savings Bank in 2005 resulting in a charitable contribution expense of $200,000. Net occupancy and equipment expenses decreased $51,681 to $370,170 due to decreases in maintenance, repairs and depreciation expenses this year versus last.

INCOME TAXES

Income tax expense decreased to $365,638 from $431,500 for the three months ended December 31, 2006 and 2005. The decrease was due to lower pretax income. The effective tax rates for the three months ended December 31, 2006 and 2005 were 31.4% and 30.3% respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Office of Thrift Supervision (“OTS”) has issued a regulation that uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under this OTS regulation, an institution’s “normal” level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution’s net present value (“NPV”) in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related “normal”

level of interest rate risk) based upon certain interest rate changes. Institutions that do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. Both Peoples Federal Savings Bank and First Savings Bank file Schedule CMR. However, results calculated from the December 31, 2006 schedule CMR are not yet available from the OTS. Therefore, the tables below present the results of this analysis for Peoples Federal and First Savings as of September 30, 2006 and 2005. Under the regulation, institutions that must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk-based capital requirement if their interest rate exposure is greater than “normal”. The amount of that deduction is one-half of the difference between (a) the institution’s actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its “normal” level of exposure which is 2% of the present value of its assets. Presented below as of September 30, 2006 and 2005 is an analysis performed by the OTS of Peoples Federal’s interest rate risk as

PEOPLES BANCORP

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point increments, up 300 and down 200 basis points.

Peoples Federal Savings Bank
Interest Rate Risk As of September 30, 2006
(dollars in thousands)
Changes		Market Value
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	33,179	(16,706)	-33%	8.80%	(368)
+200 bp	39,943	(9,942)	-20%	10.35%	(213)
+100 bp	45,655	(4,231)	-8%	11.60%	(88)
0 bp	49,885	-	-	12.48%	-
-100 bp	55,486	5,601	11%	13.62%	114
-200 bp	58,646	8,761	18%	14.21%	173

Peoples Federal Savings Bank
Interest Rate Risk As of September 30, 2005
(dollars in thousands)
Changes		Market Value
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	38,116	(16,452)	-30%	10.55%	(360)
+200 bp	44,551	(10,018)	-18%	12.03%	(212)
+100 bp	50,236	(4,332)	-8%	13.27%	(88)
0 bp	54,569	-	-	14.15%	-
-100 bp	57,170	2,601	5%	14.61%	47
-200 bp	57,462	2,893	0%	14.57%	42

PEOPLES BANCORP

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Presented below are the same tables for First Savings :

First Savings Bank
Interest Rate Risk As of September 30, 2006
(dollars in thousands)
Changes		Market Value
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	12,917	(2,471)	-16%	12.53%	(177)
+200 bp	13,958	(1,430)	-9%	13.33%	(97)
+100 bp	14,788	(601)	-4%	13.93%	(38)
0 bp	15,388	-	-	14.30%	-
-100 bp	15,800	412	3%	14.50%	20
-200 bp	16,142	753	5%	14.63%	33

First Savings Bank
Interest Rate Risk As of September 30, 2005
(dollars in thousands)
Changes		Market Value
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	16,315	(1,830)	-10%	15.07%	(100)
+200 bp	17,221	(924)	-5%	15.66%	(41)
+100 bp	17,862	(283)	-2%	6.01%	(6)
0 bp	18,145	-	-	16.07%	-
-100 bp	18,054	(91)	-1%	15.83%	(24)
-200 bp	17,715	(430)	-2%	15.39%	(67)

In evaluating Peoples Federal’s and First Savings’ exposure to interest rate risk, certain shortcomings, inherent in the method of analysis presented in the foregoing tables must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. As a result, the actual effect of changing interest rates may differ from that presented in the foregoing tables.

Management believes at December 31, 2006 there have been no material changes in the Banks’ interest rate sensitive instruments which would cause a material change in the market risk

PEOPLES BANCORP

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2006, an evaluation was carried out under the supervision and with the participation of the Company's management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d- 14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange

Commission rules and forms. Subsequent to the date of their evaluation, our President Chief Executive Officer and our Chief Financial Officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

PEOPLES BANCORP

AND SUBSIDIARIES

Item 1. Legal Proceedings

None

Item 1a. Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company’s annual report on Form 10-K for the year ended September 30, 2006.

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

None

PEOPLES BANCORP

AND SUBSIDIARIES

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 14, 2007	/s/ Maurice F. Winkler III
Maurice F. Winkler, III
Chief Executive Officer

Date: February 14, 2007	/s/ Steven H. Caryer
Steven H. Caryer

Chief Financial Officer

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

Disclosed in this quarterly report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: February 14, 2007

_/s/ Maurice F. Winkler III

Maurice F. Winkler III

President-Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Steven H. Caryer, Vice President-Chief Financial Officer, certify that:

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

Disclosed in this quarterly report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

9.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 14, 2007	_/s/ Steven H. Caryer__________

Steven H. Caryer

Vice President-Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), each of the undersigned officers of Peoples Bancorp (the “Company”) does hereby certify with respect to the quarterly report on Form 10-Q for the period ended December 31, 2005, as filed with the Securities and Exchange Commission (the “Report”), that:

1.	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 14, 2007	/s/ Maurice F. Winkler III
Maurice F. Winkler III
Chief Executive Officer

Date: February 14 2007	/s/ Steven H. Caryer_
Steven H. Caryer
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to People Bancorp and will be retained by Peoples Bancorp and forwarded to the Securities and Exchange Commission or its staff upon request.