Form 10-Q
period 2007-03-31
PEOPLES BANCORP
filed 2007-05-15
CIK 869004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended March 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ____________ to _____________

Commission file number 000-18991

_ Peoples Bancorp _
(Exact name of registrant as specified in its charter)

_ Indiana _	_ 35-1811284 _
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

_ 212 West Seventh Street, Auburn, IN _	_ 46706 _
(Address or principal executive office)	(Zip Code)

Registrant's telephone number, including area code: (260) 925-2500

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $1 Par Value – 3,145,388 shares outstanding at May 10, 2007.

PEOPLES BANCORP AND SUBSIDIARIES

INDEX

		Page Number
PART I.-FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements

	Consolidated Condensed Statements of Financial Condition – March 31, 2007 and September 30, 2006	3

	Consolidated Condensed Statements of Income – Three and six months ended March 31,2007 and 2006	4

	Consolidated Condensed Statements of Changes in Stockholders’ Equity – Three and Six months ended March 31, 2007 and 2006	5

	Consolidated Condensed Statements of Cash Flows – Six months ended March 31, 2007 and 2006	6

	Notes to Consolidated Condensed Financial Statements	7-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22-24

Item 4.	Controls and Procedures	24

PART II.-OTHER INFORMATION:

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

	Signatures	26

	Officer Certifications	27-30

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PEOPLES BANCORP AND SUBSIDIARIES

Consolidated Condensed Statements of Financial Condition

	March 31, 2007	September 30, 2006
	(Unaudited)
ASSETS
Cash and due from financial institutions	$5,802,745	$6,410,481
Short-term interest-bearing deposits	10,296,556	4,346,212
Total cash and cash equivalents	16,099,301	10,756,693
Interest-bearing time deposits	4,452,821	5,047,883
Securities available for sale	91,431,142	93,640,940
Securities held to maturity
(approximate fair value $490,829 and $570,957)	485,504	567,690
Loans:
Loans	362,996,850	373,263,536
Less: Allowance for loan losses	1,851,992	1,898,257
Net loans	361,144,858	371,365,279
Loans held for sale	0	297,400
Premises and equipment	5,509,107	5,703,922
Federal Home Loan Bank of Indianapolis stock, at cost	4,403,900	4,567,600
Goodwill	2,330,198	2,330,198
Other intangible assets	126,359	195,282
Other assets	6,585,717	6,880,826
Total assets	$492,568,907	$501,353,713

LIABILITIES
NOW and savings deposits	$147,621,438	$146,762,078
Certificates of deposit	222,657,162	229,086,651
Total deposits	370,278,600	375,848,729
Short-term borrowings	609,551	517,791
Federal Home Loan Bank advances	56,400,000	59,155,000
Other liabilities	3,326,847	3,056,977
Total liabilities	430,614,998	438,578,497

STOCKHOLDERS' EQUITY
Preferred stock, par value $1;
Authorized and unissued - 5,000,000 shares	0	0
Common stock, par value$1;
Authorized - 7,000,000 shares:
Issued and outstanding - 3,145,388 and
3,206,969 shares	3,145,388	3,206,969
Additional paid-in capital	1,371,043	2,567,131
Retained earnings	58,269,116	58,152,876
Accumulated other comprehensive loss	(831,638)	(1,151,760)
Total stockholders' equity	61,953,909	62,775,216
Total liabilities and stockholders' equity	$492,568,907	$501,353,713

See notes to consolidated condensed financial statements.

PEOPLES BANCORP AND SUBSIDIARIES

Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Interest Income:
Loans	$6,052,099	$5,860,111	$12,256,425	$11,694,013
Securities	926,808	893,099	1,890,037	1,852,903
Other interest and dividend income	213,277	194,048	413,377	323,971
	7,192,184	6,947,258	14,559,839	13,870,887
Interest Expense:
NOW and savings deposits	486,957	429,623	995,724	815,129
Certificates of deposit	2,401,124	1,823,497	4,775,312	3,576,119
Short-term borrowings	4,653	6,001	8,539	9,598
Federal Home Loan Bank advances	793,813	814,922	1,603,397	1,592,626
	3,686,547	3,074,043	7,382,972	5,993,472
Net Interest Income	3,505,637	3,873,215	7,176,867	7,877,415
Provision for losses on loans	27,620	2,950	31,315	46,753
Net Interest Income After Provision
for Losses on Loans	3,478,017	3,870,265	7,145,552	7,830,662
Other Income:
Trust income	90,378	80,189	180,477	185,871
Net gains on sale of loans	27,596	8,107	55,881	43,496
Gains/(loss) on sale of securities	12,004	(132,741)	12,604	(132,741)
Fees and service charges	340,937	220,707	685,708	520,453
Other income	45,188	128,391	107,512	436,708
	516,103	304,653	1,042,182	1,053,787
Other Expense:
Salaries and employee benefits	1,905,473	1,836,584	3,690,888	3,623,020
Net occupancy expenses	259,322	230,096	483,771	472,261
Equipment expenses	153,903	183,662	299,625	363,348
Data processing expense	282,961	253,305	557,418	510,222
Deposit insurance expense	11,441	11,808	22,690	24,049
Other expenses	653,857	600,457	1,240,105	1,408,833
	3,266,957	3,115,912	6,294,497	6,401,733
Income Before Income Tax	727,163	1,059,006	1,893,237	2,482,716
Income tax expense	213,873	347,556	579,511	779,056
Net Income	$513,290	$711,450	$1,313,726	$1,703,660

Basic Income Per Common Share	$0.16	$0.21	$0.41	$0.51
Diluted Income Per Common Share	$0.16	$0.21	$0.41	$0.51
Dividends Declared Per Common Share	$0.19	$0.19	$0.38	$0.38

See notes to consolidated condensed financial statements.

PEOPLES BANCORP AND SUBSIDIARIES

Consolidated Condensed Statements of Changes in Stockholders' Equity
(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006

Balance at beginning of period	$62,757,555	$64,886,997	$62,775,216	$65,184,382
Comprehensive income:
Net Income	513,290	711,450	1,313,726	1,703,660
Other comprehensive income (loss)	80,793	(186,508)	320,122	(491,143)
Total comprehensive income	594,083	524,942	1,633,848	1,212,517
Common cash dividends declared	(598,774)	(626,993)	(1,197,486)	(1,259,686)
Shares issued under stock option plans	7,752	324,647	104,241	437,485
Repurchase of common stock	(806,707)	(1,167,318)	(1,361,910)	(1,632,423)
Total stockholder’s equity	$61,953,909	$63,942,275	$61,953,909	$63,942,275

See notes to consolidated condensed financial statements.

PEOPLES BANCORP AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)
	Six Months Ended March 31,
	2007	2006
Operating Activities
Net income	$1,313,726	$1,703,660
Items not requiring (providing) cash
Provision for loan losses	31,315	46,753
Depreciation and amortization	328,686	380,980
Investment securities amortization (accretion), net	(19,907)	105,207
Loans originated for sale	(3,232,150)	(1,432,990)
Proceeds from sale of loans held for sale	3,529,437	1,866,368
Gain on sale of loans	(55,881)	(43,496)
Amortization of deferred loan fees	(176,263)	(216,238)
Net realized (gains) losses on available-for-sale securities	(12,604)	132,741
Change in
Interest receivable	144,851	(148,866)
Interest payable	816,230	8,734
Other adjustments	(396,046)	(780,542)
Net cash provided by operating activities	2,271,394	1,622,311
Investing Activities
Net change in interest-bearing deposits	595,062	291,337
Purchases of securities available for sale	(7,398,031)	(1,632,806)
Proceeds from maturities and paydowns of securities held to maturity	87,321	115,737
Proceeds from maturities and paydowns of securities available for sale	8,799,567	2,145,895
Proceeds from sale of securities available for sale	1,501,896	1,421,681
Proceeds from sale of property, plant and equipment	5,152
Net change in loans	9,738,316	(10,103,545)
Purchases of premises and equipment	(139,023)	(22,541)
Proceeds from sale of foreclosed real estate	587,445
Other investing activities		437,799
Net cash provided by (used in) investing activities	13,777,705	(7,346,443)
Financing Activities
Net change in
NOW and Savings deposits	859,360	351,595
Certificates of deposit	(6,429,489)	3,600,927
Short-term borrowings	91,760	(214,498)
Proceeds from Federal Home Loan Bank advances	38,080,000	21,775,000
Repayment of Federal Home Loan Bank advances	(40,835,000)	(18,450,000)
Cash dividends	(1,215,453)	(1,242,164)
Stock options exercised	104,241	437,545
Repurchase of common stock	(1,361,910)	(1,632,483)
Net cash provided by (used in) financing activities	(10,706,491)	4,625,922

Net change in Cash and Cash Equivalents	5,342,608	(1,098,210)

Cash and Cash Equivalents, Beginning of Year	10,756,693	9,889,657

Cash and Cash Equivalents, End of Year	$16,099,301	$8,791,447

Interest paid	$4,515,450	$5,984,738
Income tax paid	$383,690	$710,665
Loan balances transferred to foreclosed real estate	$655,050	$531,973
See notes to consolidated condensed financial statements.

PEOPLES BANCORP AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited at March 31, 2007 and 2006)

1.	Principles of Consolidation

The consolidated condensed financial statements include the accounts of Peoples Bancorp (“the Company”), and its wholly owned subsidiaries , Peoples Federal Savings Bank of DeKalb County and First Savings Bank (“the Banks”). In the opinion of management, all significant intercompany accounts and transactions have been eliminated in consolidation.

2. Basis of Presentation

The consolidated condensed statement of financial condition at September 30, 2006 has been derived from the audited financial statements at that date, which were included in Peoples Bancorp’s Annual Report on Form 10-K.

The accompanying consolidated condensed financial statements as of March 31, 2007 and for the three and six month periods ending March 31, 2007 and 2006 have been prepared by Peoples Bancorp without an audit and do not include information or footnotes necessary for complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Peoples Bancorp’s 2006 Annual Report on Form 10-K for the year ended September 30, 2006. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and six-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year.

Goodwill

Goodwill is the excess of the purchase price over the fair value of the assets and liabilities of companies acquired through business combinations accounted for under the purchase method. Goodwill is evaluated at the business unit level, which for Peoples Bancorp is First Savings Bank. At March 31, 2007 goodwill totaled $2.3 million.

Income Taxes

The Company’s effective tax rate differs from the statutory 34% federal tax rate primarily because of the existence of municipal securities and bank owned life insurance, the earnings of which are exempt from federal income taxes.

Stock Compensation

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

PEOPLES BANCORP AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited at March 31, 2007 and 2006)

3. Dividends on Common Stock

As of March 31, 2007, Peoples Bancorp had declared a quarterly cash dividend of $.19 per share for the second quarter of 2007, payable April 12, 2007.

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2007			2006
		Weighted-Ave	Per-Share		Weighted-Ave	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings per Share
Net income available to common stockholders	$513,290	3,172,048	$0.16	$711,450	3,321,754	$0.21
Effect of Dilutive Securities
Stock options	0	1,907		0	12,780
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$513,290	3,173,955	$0.16	$711,450	3,334,534	$0.21

	Six Months Ended March 31,
	2007			2006
		Weighted-Ave	Per-Share		Weighted-Ave	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings per Share
Net income available to common stockholders	$1,313,726	3,187,150	$0.41	$1,703,660	3,331,110	$0.51
Effect of Dilutive Securities
Stock options	0	2,630		0	16,136
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$1,313,726	3,189,780	$0.41	$1,703,660	3,347,246	$0.51

For the three month period ended December 31, 2006 options to purchase 23,000 shares of common stock, and at March 31, 2007 17,000 shares of common stock at an exercise price of $21.50 per share were outstanding but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

PEOPLES BANCORP AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited at March 31, 2007 and 2006)

5.	Investment Securities

The following is a summary of available-for-sale and held to maturity securities:

	March 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$75,952,920	$42,297	($859,831)	$75,135,386
Mortgage-backed securities	5,069,285	20,948	(104,780)	4,985,453
Obligations of state and political subdivisions	11,473,809	14,639	(178,145)	11,310,303
Totals	$92,496,014	$77,884	($1,142,756)	$91,431,142

Held-to-Maturity Securities:
FHLMC certificates	$90,060	$8,270	$0	$98,330
FNMA certificates	175,098	458	(6,919)	168,637
GNMA certificates	220,346	3,839	(323)	223,862
Totals	$485,504	$12,567	($7,242)	$490,829

	September 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$77,027,143	$18,881	($1,507,765)	$75,538,259
Mortgage-backed securities	5,752,602	18,580	(153,653)	5,617,529
Obligations of state and political subdivisions	12,605,770	21,309	(141,927)	12,485,152
Totals	$95,385,515	$58,770	($1,803,345)	$93,640,940

Held-to-Maturity Securities:
FHLMC certificates	$96,458	$8,335	($131)	$104,662
FNMA certificates	195,223	490	(10,126)	185,587
GNMA certificates	276,009	5,609	(910)	280,708
Totals	$567,690	$14,434	($11,167)	$570,957

6.	Loans

Loans receivable consist of the following (in thousands):

	March 31, 2007		September 30, 2006
Type of Loan	Amount	Percent of Total	Amount	Percent of Total
Residential:
1-4 family units	293,873	80.5%	303,089	80.4%
Over 4 family units	1,608	0.4%	1,030	0.3%
Home equity lines of credit	21,488	5.9%	22,724	6.0%
Commercial real estate	26,570	7.3%	30,027	8.0%
Land acquisition and development	4,167	1.1%	3,824	1.0%
Consumer and other loans	16,741	4.6%	15,580	4.1%
Loans on deposits	654	0.2%	793	0.2%
	365,101	100.0%	377,067	100.0%
Less:
Undisbursed portion of loans	1,130		2,734
Deferred loan fees and discounts	974		1,070
	2,104		3,804
Total loans receivable	362,997		373,263

Allowance for losses on loans	1,852		1,898
Net loans	361,145		371,365

7.	Comprehensive Income

Total comprehensive income for the three and six months ended March 31, 2007 was $594,083 and $1,633,848, respectively. Total comprehensive income for the three and six months ended March 31, 2006 was $524,942 and $1,212,517, respectively.

8.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of SFAS No. 157 will have a material impact on financial condition or results of operations.

In September 2006, the FASB Emerging Issues Task Force (EITF) finalized Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that

8. Recent Accounting Pronouncements (continued)

policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of EITF No. 06-5 will have a material impact on financial condition or results of operations.

On February 15, 2007 the FASB issued its Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. FAS 159 permits entities to elect to report most financial assets and liabilities at their fair value with changes in fair value included in net income. The fair value option may be applied on an instrument-by-instrument or instrument class-by-class basis. The option is not available for deposits withdrawable on demand, pension plan assets and obligations, leases, instruments classified as stockholders’ equity, investments in consolidated subsidiaries and variable interest entities and certain insurance policies. The new standard is effective at the beginning of the Company’s fiscal year beginning October 1, 2008, and early application may be elected in certain circumstances. The Company expects to first apply the new standard at the beginning of its 2009 fiscal year. The Company is currently evaluating and has not yet determined the impact the new standard is expected to have on its financial position and results of operations.

In June 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of SFAS No. 109, "Accounting for Income Taxes" ("Interpretation No. 48"). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 will be effective for the Company beginning October 1, 2007. We have evaluated the requirements of Interpretation No. 48 and determined that it will not have a material effect on our financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Peoples Bancorp (“the Company”) is a holding company which conducts business through its two wholly owned subsidiaries, Peoples Federal Savings Bank (“Peoples Federal”) and First Savings Bank (“First Savings”). Peoples Federal is a federally chartered savings bank that provides financial services to communities in northeast Indiana where it operates 9 full service branches. First Savings is a federally chartered savings bank that provides financial services to communities in southwest Michigan and north central Indiana. Peoples Federal and First Savings (collectively “the Banks”) provide a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, agricultural loans, commercial loans, consumer loans, home equity loans and trust services. Additionally, Peoples Federal provides property and casualty insurance through its wholly owned subsidiary, Peoples Financial Services, Inc. (“PFSI”).

Peoples Bancorp invests in U.S. Treasury and federal government agency obligations, obligations of municipal and other political subdivisions, and mortgage-backed securities which are issued by federal agencies. Management determines the appropriate classification of all such securities at the time of purchase in accordance with FAS Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Securities are classified as held-to-maturity when Peoples Bancorp has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $486,000 at March 31, 2007. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $91.4 million at March 31, 2007. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($75.1 million), certain municipal obligations ($11.3 million), and mortgage backed securities ($5.0 million).

In accordance with FAS 115, unrealized holding gains and losses deemed temporary on available-for-sale securities are reported in a separate component of stockholders’ equity, net of tax, and are not reported in earnings until realized. Net unrealized holding losses on available-for-sale securities were $1.1 at March 31, 2007, or $832,000 after considering the related deferred tax asset.

The profitability of Peoples Bancorp is primarily dependent on its net interest income and non-interest income. Net interest income is the difference between interest income on interest-earning assets, principally loans and securities, and interest expense on interest-bearing deposits, Federal Home Loan Bank advances, and other borrowings. The Company’s non-interest income includes deposit and loan servicing fees, trust fees, gains of sale of mortgage loans and insurance commissions. Peoples Bancorp’s earnings also depend on the provision for loan losses and non-interest expenses, such as employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums, amortization of mortgage servicing rights and miscellaneous other expenses, as well as federal income tax expense.

Forward-Looking Information

Certain statements contained in this quarterly report that are not historical facts, including but not limited to statements that can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, or “continue” or the negative thereof or other variations thereon or comparable terminology are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Act of 1934, as amended. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of market and other factors.

Changes in Financial Condition

At March 31, 2007, Peoples Bancorp’s total assets, deposits and stockholders’ equity amounted to $492.6 million, $370.3 million and $62.0 million, respectively, compared to $501.4 million, $375.8 million and $62.8 million, respectively, at September 30, 2006.

Net loans receivable (excluding loans held for sale) decreased $10.2 million to $361.1 million at March 31, 2007. The decrease in loans receivable occurred primarily in the one to four family real estate loan portfolio, which decreased by $7.6 million between September 30, 2006 and March 31, 2007. During that same period, commercial real estate loans decreased by $6.5 million, home equity lines of credit decreased by $1.2 million. These decreases were partially offset by a $4.2 million increase in consumer and other loans, and a $578,000 increase in multi-family real estate loans.

The investment securities portfolio decreased to $91.9 million at March 31, 2007 from $94.2 million at September 30, 2006. The decrease is a result of most of the scheduled maturities and principal payments being used to pay down borrowings and not re-invested into the investment securities portfolio. The amount of cash and due from depository institutions increased from $10.8 million to $16.1 million between September 30, 2006 and March 31, 2007.

Deposits decreased from $375.8 million at September 30, 2006 to $370.3 million as of March 31, 2007. Of the $5.5 million decrease, certificates of deposit decreased $6.4 million to $222.7 million, interest-bearing demand deposits decreased $5.2 million to $46.5 million, savings deposits decreased $1.3 million to $45.2 million, while non-interest-bearing demand deposits increased $5.2 million to $15.7 million and money market accounts increased $2.2 million to $40.2 million.

Additionally, FHLB advances decreased $2.8 million to $56.4 million at March 31, 2007 from $59.2 million at September 30, 2006.

Stockholders’ equity decreased from $62.8 million at September 30, 2006 to $62.0 million at March 31, 2007. The decrease is a result of $1.4 million used for the repurchase of shares for treasury and $1.2 million of cash dividends declared. Those decreases were partially offset by net income of $1.3 million, the exercise of stock options of $104,000 and a decrease in unrealized loss on available for sale securities (net of tax) of $320,000.

Average Balances, Net Interest Income and Yields Earned and Rates Paid

The following table presents, for the periods indicated, the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in thousands of dollars and rates, and the net interest margin. All average balances are based upon daily balances.

	Three Months Ended March 31,
	2007			2006
	Average		Yield	Average		Yield
	Balance	Interest	Rate(3)	Balance	Interest	Rate(3)
Interest-earning assets:
Loans receivable (1)	$ 364,549	$ 6,052	6.73%	$ 363,405	$ 5,892	6.58%
Investment Securities (2)	91,834	927	4.09%	96,210	900	3.79%
Interest Bearing Deposits	12,205	159	5.28%	6,932	95	5.56%
FHLB stock	4,404	54	4.97%	4,888	60	4.98%
Total interest-earning assets	472,992	7,192	6.17%	471,435	6,947	5.98%
Non-interest-earning assets	20,667			26,087
Total assets	$ 493,659			$ 497,522
Deposits and Interest-bearing liabilities:
Interest bearing deposits	$ 352,376	$ 2,888	3.32%	$ 352,713	$ 2,253	2.59%
FHLB advances	59,741	794	5.39%	62,341	815	5.30%
Other Borrowings	707	5	2.87%	1,219	6	2.00%
Total interest-bearing liabilities	412,824	3,687	3.62%	416,273	3,074	2.99%
Non-interest bearing deposits	14,431	-	-	12,715	-	-
Total including non-interest-bearing demand deposits	427,255	3,687	3.50%	428,988	3,074	2.91%
Other non-interest-bearing liabilities	3,121			3,284
Total liabilities	430,376			432,272
Stockholders' equity	63,283			65,250
Total liabilities and stockholders' equity	$ 493,659			$ 497,522
Net interest income; interest rate spread		$ 3,505	2.55%		$ 3,873	2.99%
Net interest margin (4)			3.01%			3.33%
Average interest-earning assets to average interest bearing liabilities			115%			113%

(1) Average balances include nonaccrual balances.
(2) Yield on investment securities is computed based on amortized cost.
(3) Annualized
(4) Net interest margin is net interest income divided by average interest-earning assets.

	Six Months Ended March 31,
	2007			2006
	Average		Yield	Average		Yield
	Balance	Interest	Rate(3)	Balance	Interest	Rate(3)
Interest-earning assets:
Loans receivable (1)	$ 366,941	$ 12,256	6.70%	$ 361,053	$ 11,750	6.53%
Investment Securities (2)	92,825	1,890	4.08%	101,271	1,805	3.57%
Interest Bearing Deposits	11,085	294	5.32%	6,824	209	6.14%
FHLB stock	4,462	120	5.39%	4,888	107	4.39%
Total interest-earning assets	475,313	14,560	6.14%	474,036	13,871	5.87%
Non-interest-earning assets	20,768			22,290
Total assets	$ 496,081			$ 496,326
Deposits and Interest-bearing liabilities:
Interest bearing deposits	$ 356,632	$ 5,771	3.25%	$ 353,387	$ 4,391	2.49%
FHLB advances	59,557	1,603	5.40%	60,574	1,593	5.27%
Other Borrowings	662	9	2.73%	969	10	2.07%
Total interest-bearing liabilities	416,851	7,383	3.55%	414,930	5,994	2.90%
Non-interest bearing deposits	12,750	-		12,786	-
Total including non-interest-bearing demand deposits	429,601	7,383	3.45%	427,716	5,994	2.81%
Other non-interest-bearing liabilities	2,994			3,072
Total liabilities	432,595			430,788
Stockholders' equity	63,486			65,538
Total liabilities and stockholders' equity	$ 496,081			$ 496,326
Net interest income; interest rate spread		$ 7,177	2.59%		$ 7,877	2.97%
Net interest margin (4)			3.03%			3.33%
Average interest-earning assets to average interest bearing liabilities			114%			114%

(1) Average balances include nonaccrual balances.
(2) Yield on investment securities is computed based on amortized cost.
(3) Annualized
(4) Net interest margin is net interest income divided by average interest-earning assets.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

On a consolidated basis, Peoples Bancorp had net income of $513,000 or $.16 per diluted share for the three months ended March 31, 2007 compared to $711,000 or $.21 per diluted share for the same period in 2006.

Net Interest Income. Net interest income decreased $368,000 for the quarter ended March 31, 2007 from $3.9 million for the same period in 2006. Average interest earning assets increased $1.6 million to $473.0 million for the quarter ended March 31, 2007 from $471.4 million for the same three month period in 2006. During those same periods, average interest-bearing liabilities decreased by $3.45 million to $412.8 million for the second quarter in 2007 from $416.3 for the same period in 2006.

Interest income, including FHLB stock dividends increased to $7.2 million for the 2007 second quarter compared to $6.9 million in the 2006 second quarter. The growth is mostly attributable to the loan portfolio, where the average balance increased to $364.5 million in the 2007 second quarter from $363.4 million in the second three month period of 2006. Average loan yields increased to 6.73% from 6.58%. Interest income gains were offset by increases in interest expense, which grew to $3.7 million from $3.1 million. The average balance of interest-bearing deposits decreased to $352.4 million for the 2007 second quarter from $352.7 million in the year earlier period. During those same time periods, the average balance of FHLB advances decreased by $2.6 million to $59.7 million from $62.3 million in the second quarter of 2006. The average cost of those deposits increased to 3.32% from 2.59% while the average cost of FHLB advances increased from 5.30% to 5.39%.

Net interest margin for the quarter ended March 31, 2007 was 3.01%, a 32 basis point decline from the 2006 second quarter margin of 3.33%. Peoples Bancorp’s average yield on interest earning assets increased to 6.17% for the 2007 second quarter, up from 5.98% for the same period in 2006, an increase of 15 basis points. However, during that same period, the cost of interest-bearing liabilities increased to 3.62% for the 2007 quarterly period, up from 2.99% in 2006, an increase of 63 basis points. As a result, the Company’s interest rate spread has compressed to 2.55% in the 2007 second quarter compared to 2.99% in the same 2006 quarterly period. Management anticipates that the margin compression will continue at least into the third quarter as they believe the cost of funding will continue to rise while asset yields have probably peaked.

Provision for Loan Losses. The provision for loan losses was $28,000 in the second quarter of 2007 compared to $3,000 for the second quarter of 2006. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on the following factors: historical experience; the volume and type of lending conducted by Peoples Bancorp, the amount of non-performing assets; the amount of assets graded by management as substandard, doubtful, or loss; industry standards; general economic conditions, particularly as they relate to Peoples Bancorp’s market area; and other factors related to the collectibility of Peoples Bancorp’s loan portfolio. Management believes the balance of the allowance for loan losses is appropriate.

Non-performing assets increased to $1.7 million at March 31, 2007 from $1.2 million at December 31, 2006 and from $1.3 million at September 30, 2006. The increase in the 2007 second quarter was attributable to a large increase in the amount of loans exceeding 90 days past due. That was due largely to one large credit falling more than 90 days past due at March 31, 2007. That particular credit is for rental properties secured by real estate, and the Company is currently pursuing an assignment of rents to enable rent payments to come directly to the bank for payment. Non-performing assets and asset quality ratios for Peoples Bancorp were as follows (in $000’s) at March 31, 2007 and September 30, 2006:

	March 31,	September 30,
	2007	2006
	(in thousands)
Non-accrual loans	$913	$565
Loans over 90 days past due and still accruing	0	0
Total non-performing loans	913	565
Real estate owned (REO)	770	709
Total non-performing assets	$1,683	$1,274

Allowance for loan losses as a percentage of total loans	0.51%	0.51%
Allowance for loan losses as a percentage of non-performing assets	110.04%	148.98%
Allowance for loan losses as a percentage of non-performing loans	202.85%	335.93%
Total non-performing assets as a percentage of total assets	0.34%	0.25%
Total non-performing assets as a percentage of total loans	0.46%	0.34%

Of the $913,000 in non-accrual loans, $788,000 were 1-4 family residential loans, $90,000 were commercial real estate loans and $35,000 were consumer loans. The allowance for loan losses at March 31, 2007 was $1.9 million compared to $1.9 million at December 31, 2006 and September 30, 2006. For the quarter ended March 31, 2007, Peoples Bancorp charged off $71,000 of loans against its allowance and realized recoveries of $9,000 from loans previously charged off. During the same quarter in 2006 Peoples Bancorp charged off $19,000 in loans and realized recoveries of $8,000.

Non-Interest Income. Total non-interest income increased to $516,000 in the 2007 second quarter, compared with $305,000 in the same period in 2006. The quarter to quarter increase is mainly the result of securities that were sold at a loss in the quarter ending March 31, 2006.

Trust Income. Fees received from trust activity increased $10,000 to $90,000 in the quarter ended March 31, 2007 compared to $80,000 for the quarter ended March 31, 2006.

Gain on Sale of Securities. Gains on sale of securities were $12,000 in the 2007 second quarter compared to a loss of $133,000, a difference of $145,000 from the same period in 2006.

Service Fees. Fees and service charges increased to $341,000 in the three month period ended March 31, 2007 from $$221,000 in the same period in 2006. The increase was a result of a rise in checking account income, check printing income and ATM-debit card income.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased 240.4% to $28,000 for the second quarter of 2007 from $8,000 for the same period of 2006. Peoples Federal is still a relatively new player in this line of business.

Other Non-Interest Income. Other sources of non-interest income include commissions received from the sale of insurance products and earnings from bank-owned life insurance. Income from BOLI increased $17,000 in the 2007 second quarter from the same period in 2006. Insurance commissions increased 22.9% to $12,000 in the quarter ended March 31, 2007 compared to the same three month period in 2006.

Non-interest Expense. Non-interest expense increased to $3.3 million for the 2007 second quarter compared to $3.1 million for the same period in 2006.

Compensation and Benefits. Compensation and benefits increased slightly to $1.9 million for the quarter ended March 31, 2007 from $1.8 million for the same period in 2006.

Other Non-Interest Expenses. Other non-interest expenses (including occupancy, equipment, data processing, deposit insurance premiums, and amortization of intangibles) increased by $82,000 to $1.4 million for the quarter ended March 31, 2007 from $1.3 million for the same period in 2006.

Occupancy costs increased by $29,000 and data processing costs increased by $30,000 between the second quarter of 2006 and the second quarter of 2007. Equipment expenses decreased by $30,000 in those same periods. Most of the increase in occupancy costs were attributable to building maintenance and repairs. REO expense increased $34,000 to $51,000 during the quarter ended March 31, 2007 compared to $17,000 in the same three month period of 2006.

The efficiency ratio for the second quarter of 2007 was 80.48%.

Peoples Bancorp computes federal income tax expense in accordance with FASB Statement No. 109, which resulted in an effective tax rate of 29.41% for the quarter ended March 31, 2007 compared to 32.82% for the same period in 2006. The effective tax rate is lower than the Company’s statutory 34% rate because it has approximately $11.5 million invested in municipal securities, and $674,000 of bank owned life insurance which are both exempt from federal tax.

As a result of the above factors, income for the quarter ended March 31, 2007 was $513,000 compared to income of $711,000 for the comparable period in 2006. On a per share basis, basic and diluted earnings per share for the three months ended March 31, 2007 were $0.16 and $0.16, respectively, compared to basic and diluted earnings per share of $0.21 and $0.21, respectively, for the quarter ended March 31, 2006.

Six Months Ended March 31, 2007 compared to Six Months Ended March 31, 2006

On a consolidated basis, Peoples Bancorp had net income of $1.3 million or $0.41 per diluted share for the six months ended March 31, 2007 compared to $1.7 million or $0.51 per diluted share for the six months ended March 31, 2006.

Net Interest Income. Net interest income for the six months ended March 31, 2007 was $7.2 million compared to $7.9 million for the six months ended March 31, 2006. The net interest margin for the year-to-date period ended March 31, 2007 was 3.03%, a 30 basis point reduction from the same period in 2006 of 3.33%. The margin decline was due to funding costs increasing at a faster pace than asset yields during the first six months of the fiscal year.

Interest income increased by $689,000 to $14.6 million for the six months ended March 31, 2007 from $13.9 million for the six months ended March 31, 2006. Interest on loans increased $562,000 to make up most of the overall increase in interest income. The increase in interest from loans was due both to a $5.9 million increase in the average balance of loans outstanding between the two periods and a 17 basis point increase on the average yield on loans (from 6.53% for the six month period in 2006 compared to 6.70% for the same period in 2007). The yield on total interest earning assets for the six month period in 2007 was 6.14% compared to 5.87% for the same period in 2006.

The compression in the net interest margin from the six month period in 2006 to the same period in 2007 resulted from a substantial increase in Peoples Bancorp’s funding costs. Total interest expense was $7.4 million for the six month period in 2007 compared to $6.0 million for the same period in 2006. The average balance of interest-bearing deposits increased by $3.2 million between the six month period ended March 31, 2007 and 2006 and the average cost of those deposits rose from 2.49% to 3.25%. Also, the average balance of FHLB advances decreased by $1.0 million and the cost of advances rose by 13 basis points.

Provision for Loan Losses. The provision for loan losses for the six months ended March 31, 2007 was $31,000 compared to $47,000 for the same period in 2006. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate my management. Management believes the allowance for loan losses are adequate and consistent with recent loss experience.

Non-Interest Income. Non interest income decreased to $1.04 million for the six months ended March 31, 2007 from $1.05 million recognized in the same period in 2006. In 2006, there was a donation by First Savings Bank of appreciated real estate resulting in the recognition of a gain on disposal of assets, and a charitable contribution expense. This created $188,000 of non-interest income that was “one-time” in nature. That transaction was partially offset by the year to date increase of $145,000 on gains from sale of securities.

Trust Income. Fee income recognized for trust activities during the first half of the 2007 fiscal year decreased slightly to $180,000 from $186,000 for the same six month period in 2006.

Mortgage Banking Income. Gains from the sale of mortgage loans increased by $12,000 as a result of a higher level of mortgage originations being sold into the secondary market in 2007 compared to 2006. Fees from servicing mortgage loans increased $7,000 to $28,000 for the six month period ending March 31, 2007.

Other Non-Interest Income. Other non-interest income, including commissions received from the sale of insurance products, earnings from bank-owned life insurance and other income decreased to $108,000 for the six months ended March 31, 2007 from $437,000 for the same period in 2006. As mentioned earlier the 2006 amount includes $188,000 of gain on disposal of assets resulting from appreciated real estate that was subsequently donated as a charitable contribution.

Non-Interest Expense. Non-interest expense for the six months ended March 31, 2007 was $6.3 million compared to $6.4 million for the same period in 2006. Significant individual components of the decrease between the two periods are as follows:

Compensation and Benefits. Compensation and benefits costs increased to $3.7 million for the six months ended March 31, 2007 compared to $3.6 million for the same period in 2006, an increase of $68,000 or 1.87%.

Occupancy. Occupancy expense increased to $484,000 for the six months ended March 31, 2007 compared to $472,000 for the same period in 2006. The increase is due to an increase of $13,000 in real estate and property taxes during the periods indicated.

Data Processing. Data processing expense increased to $557,000 for the six months ended March 31, 2007 from $510,000 for the same period in 2006. This is due largely to a higher level of charges from the Company’s third party data processing provider.

Other Non-Interest Expenses. Other non-interest expenses (including amortization of intangibles and other) decreased to $1.2 million for the six months ended March 31, 2007 from $1.4 million in the first six months of 2006. The decrease is a result of the aforementioned contribution of appreciated real estate made in the 2006 period that was “one-time” in nature that resulted in a $200,000 expense for charitable contributions.

The effective income tax rate utilized for the six months ended March 31, 2007 was 30.61% compared to 31.38% for the first six months of 2006.

As a result of the above factors, income for the six months ended March 31, 2007 was $1.3 million compared to $1.7 million for the comparable period in 2006. On a per share basis, basic and diluted earnings per share for the six months ended March 31, 2007 were $0.41 and $0.41 respectively, compared to basic and diluted earnings per share of $0.51 and $0.51 respectively in the first six months of 2006.

Liquidity and Capital Resources

As regulated financial institutions, the Banks are required to maintain appropriate levels of “liquid” assets to meet short-term funding requirements.

Peoples Bancorp generated $2.3 million of cash from operating activities during the first six months of 2007. The Company’s cash from operating activities resulted from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization of mortgage servicing rights, FHLB stock dividends, gain on sales of securities, loans and property, plant and equipment, and changes in loans available for sale, interest receivable and other assets, and other liabilities. The primary investing activity of Peoples Bancorp is the origination of loans, which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At March 31, 2007, Peoples Bancorp had $2.5 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $34.7 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also, the total amount of certificates of deposit that are scheduled to mature by March 31, 2008 is $152.3 million. Peoples Bancorp believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If Peoples Bancorp requires funds beyond its internal funding capabilities, advances from the FHLB of Indianapolis are available.

Peoples Federal and First Savings are required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following tables set forth the Banks’ compliance with each of the capital requirements at March 31, 2007.

Peoples Federal Savings Bank
	Core Capital		Risk-Based Capital
	Adequately	Well	Adequately	Well
	Capitalized	Capitalized	Capitalized	Capitalized

Regulatory capital	$42,872	$42,872	$44,209	$44,209
Minimum required regulatory capital	15,428	19,285	15,307	19,134
Excess regulatory capital	$27,444	$23,587	$28,902	$25,075

Regulatory capital as a percentage of assets (1)	11.1%	11.1%	23.1%	23.1%
Minimum capital required as a percentage of assets	4.0%	5.0%	8.0%	10.0%
Excess regulatory capital as a percentage of assets	7.1%	6.1%	15.1%	13.1%

(1)	Core capital is computed as a percentage of adjusted total assets of $385.7 million. Risk-based capital is computed as a percentage of total risk-weighted assets of $191.3 million.

First Savings Bank
	Core Capital		Risk-Based Capital
	Adequately	Well	Adequately	Well
	Capitalized	Capitalized	Capitalized	Capitalized

Regulatory capital	$14,036	$14,036	$14,538	$14,538
Minimum required regulatory capital	4,217	5,271	4,492	5,616
Excess regulatory capital	$9,819	$8,765	$10,046	$8,922

Regulatory capital as a percentage of assets (1)	13.3%	13.3%	25.9%	25.9%
Minimum capital required as a percentage of assets	4.0%	5.0%	8.0%	10.0%
Excess regulatory capital as a percentage of assets	9.3%	8.3%	17.9%	15.9%

(1)	Core capital is computed as a percentage of adjusted total assets of $105.4 million. Risk-based capital is computed as a percentage of total risk-weighted assets of $56.2 million.

Critical Accounting Policies

Peoples Bancorp has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of Peoples Bancorp are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies, which are identified and discussed in detail in the Company’s Annual Report on Form 10-K, include the Allowance for Loan Losses and accounting for goodwill. There have been no material changes in assumptions or judgments relative to those critical policies during the second quarter of 2007.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

As discussed in detail in the 2006 Annual Report on 10-K, Peoples Bancorp’s ability to maximize net income is dependent on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of Peoples Bancorp are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company. Peoples Bancorp does not use off balance sheet derivatives to enhance risk management, nor does it engage in trading activities beyond the sale of mortgage loans.

Peoples Bancorp monitors its exposure to interest rate risk on a quarterly basis through the use of simulation provided by the The Office of Thrift Supervision (“OTS”). The OTS uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. In this OTS simulation, an institution’s “normal” level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution’s net present value (“NPV”) in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related “normal”level of interest rate risk) based upon certain interest rate changes. Institutions that do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. Both Peoples Federal Savings Bank and First Savings Bank file Schedule CMR. However, results calculated from the March 31, 2007 schedule CMR are not yet available from the OTS. Therefore, the tables below present the results of this analysis for Peoples Federal and First Savings as of December 31, 2006 and 2005. By regulation, institutions that must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk-based capital requirement if their interest rate exposure is greater than “normal”. The amount of that deduction is one-half of the difference between (a) the institution’s actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its “normal” level of exposure which is 2% of the present value of its assets. Presented below as of December 31, 2006 and 2005 is the analysis performed by the OTS of Peoples Federal’s interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point increments, up 300 and down 200 basis points.

Item 3. Qualitative and Quantitative Disclosures About Market Risk (continued)

Peoples Federal Savings Bank
Interest Rate Risk As of December 31, 2006
(dollars in thousands)
Changes		Market Value
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	36,784	(19,537)	-35%	9.71%	(424)
+200 bp	45,062	(11,259)	-20%	11.59%	(236)
+100 bp	51,778	(4,543)	-8%	13.03%	(92)
0 bp	56,321	-	-	13.95%	-
-100 bp	60,575	4,254	8%	14.77%	83
-200 bp	62,514	6,193	11%	15.10%	115

Peoples Federal Savings Bank
Interest Rate Risk As of December 31, 2005
(dollars in thousands)
Changes		Market Value
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	36,537	(17,088)	-32%	10.02%	(375)
+200 bp	43,158	(10,467)	-20%	11.55%	(222)
+100 bp	49,065	(4,560)	-8%	12.84%	(93)
0 bp	53,625	-	-	13.78%	-
-100 bp	56,508	2,883	5%	14.31%	53
-200 bp	56,858	3,233	6%	14.28%	51

Presented below are the same tables for First Savings:

First Savings Bank
Interest Rate Risk As of December 31, 2006
(dollars in thousands)
Changes		Market Value
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	14,760	(2,491)	-14%	14.01%	(170)
+200 bp	15,939	(1,312)	-8%	14.89%	(83)
+100 bp	16,847	(404)	-2%	15.51%	(20)
0 bp	17,251	-	-	15.71%	-
-100 bp	17,498	246	1%	15.78%	6
-200 bp	17,621	369	2%	15.73%	2

First Savings Bank
Interest Rate Risk As of December 31, 2005
(dollars in thousands)
Changes		Market Value
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	15,408	(1,879)	-11%	14.37%	(111)
+200 bp	16,299	(988)	-6%	14.98%	(50)
+100 bp	16,957	(330)	-2%	15.37%	(11)
0 bp	17,287	-	-	15.48%	-
-100 bp	17,189	(98)	-1%	15.25%	(23)
-200 bp	16,873	(414)	-2%	14.84%	(64)

Item 3. Qualitative and Quantitative Disclosures About Market Risk (continued)

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

Management believes at March 31, 2007 there have been no material changes in the Banks’ interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

Item 4. Controls and Procedures

Disclosure controls are procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2007, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation of controls that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PEOPLES BANCORP AND SUBSIDIARIES

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Peoples Bancorp is not engaged in any legal proceedings of a material nature.

Item 1A.Risk Factors

There have been no material changes to the risk factors as presented in Peoples Bancorp’s annual report on Form 10-K for the year ended September 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan
January 1-31, 2007	595	$19.37	595	141,867
February 1-28, 2007	17,231	19.65	17,231	124,636
March 1-31, 2007	23,050	19.81	23,050	101,586
	40,876	$19.74	40,876

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

On January 24, 2007 the Company held its annual meeting of shareholders. A total of 2,486,557 shares were represented in person or by proxy at the meeting. Bruce S. Holwerda was elected to the Board of Directors for a three-year term expiring in 2010. 2,296,811 shares were voted in favor of the election of the nominee and there were 189,746 votes withheld. Stephen R. Olson was elected to the Board of Directors for a three-year term expiring in 2010. 2,288,963 shares were voted in favor of the election of the nominee and there were 197,594 votes withheld. BKD LLP was approved as the auditor of Peoples Bancorp for the fiscal year ending September 30, 2007. 2,468,442 shares were voted in favor of approval, with 12,596 votes withheld.

Item 5.	Other information

Not applicable.

Item 6.	Exhibits

Exhibit 31.1- Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

Exhibit 31.2- Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act.

Exhibit 32.1- Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act.

Exhibit 32.2- Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act.

PEOPLES BANCORP AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Peoples Bancorp
(Registrant)

Date:	May 15, 2007	By:	/s/Maurice F. Winkler III
Maurice F. Winkler III
President and Chief Executive Officer

Date:	May 15, 2007	By:	/s/Steven H. Caryer
Steven H. Caryer
Vice President and Chief Financial Officer

EXHIBIT 31.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

I, Maurice F. Winkler III, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Peoples Bancorp;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results or operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this quarterly report any changes in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	May 15, 2007	By:	/s/Maurice F. Winkler III
Maurice F. Winkler III
President and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

I, Steven H. Caryer, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Peoples Bancorp;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report fairly present in all material respects the financial condition, results or operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any changes in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

6.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	May 15, 2007	By:	/s/Steven H. Caryer
Steven H. Caryer
Vice President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Peoples Bancorp (the “Company) on Form 10-Q for the period ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Maurice F. Winkler III, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this quarterly report on Form 10-Q that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the Report fairly presents, in all material respects, the Company’s financial condition and results of operations.

May 15, 2007	By:	/s/Maurice F. Winkler III
Maurice F. Winkler III
President and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Peoples Bancorp (the “Company) on Form 10-Q for the period ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven H. Caryer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this quarterly report on Form 10-Q that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the Report fairly presents, in all material respects, the Company’s financial condition and results of operations.

Date:	May 15, 2007	By:	/s/Steven H. Caryer
Steven H. Caryer
Vice President and Chief Financial Officer