Form 10-Q
period 2007-06-30
PEOPLES BANCORP
filed 2007-08-14
CIK 869004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended June 30, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ____________ to _____________

Commission file number 000-18991

_ Peoples Bancorp _
(Exact name of registrant as specified in its charter)

_ Indiana _	_ 35-1811284 _
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

_ 212 West Seventh Street, Auburn, IN _	_ 46706 _
(Address or principal executive office)	(Zip Code)

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

Common Stock, $1 Par Value – 3,144,617 shares outstanding at August 10, 2007.

PEOPLES BANCORP AND SUBSIDIARIES

INDEX

		Page Number
PART I.-FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (Unaudited):

	Consolidated Condensed Statements of Financial Condition – June 30, 2007 and September 30, 2006	3

	Consolidated Condensed Statements of Income – Three and nine months ended June 30, 2007 and 2006	4

	Consolidated Condensed Statement of Changes in Stockholders’ Equity – Three and nine months ended June 30, 2007 and 2006	5

	Consolidated Condensed Statements of Cash Flows – Nine months ended June 30, 2007 and 2006	6

	Notes to Consolidated Condensed Financial Statements	7-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22-24

Item 4.	Controls and Procedures	24

PART II.-OTHER INFORMATION:

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

	Signatures	26

	Officer Certifications	27-30

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PEOPLES BANCORP AND SUBSIDIARIES

Consolidated Condensed Statements of Financial Condition

	June 30, 2007	September 30, 2006
	(Unaudited)
ASSETS
Cash and due from financial institutions	$6,903,945	$6,410,481
Short-term interest-bearing deposits	8,409,020	4,346,212
Total cash and cash equivalents	15,312,965	10,756,693
Interest-bearing time deposits	4,452,821	5,047,883
Securities available for sale	90,100,635	93,640,940
Securities held to maturity
(approximate fair value $443,217 and $570,957)	447,043	567,690
Loans:
Loans	356,293,518	373,263,536
Less: Allowance for loan losses	1,853,099	1,898,257
Net loans	354,440,419	371,365,279
Loans held for sale	297,500	297,400
Premises and equipment	5,361,540	5,703,922
Federal Home Loan Bank of Indianapolis stock, at cost	4,403,900	4,567,600
Goodwill	2,330,198	2,330,198
Other intangible assets	91,898	195,282
Other assets	6,374,547	6,880,826
Total assets	$483,613,466	$501,353,713

LIABILITIES
NOW and savings deposits	$140,363,411	$146,762,078
Certificates of deposit	215,817,343	229,086,651
Total deposits	356,180,754	375,848,729
Short-term borrowings	547,463	517,791
Federal Home Loan Bank advances	61,750,000	59,155,000
Other liabilities	3,377,280	3,056,977
Total liabilities	421,855,497	438,578,497

Commitments and Contingent Liabilities	0	0

STOCKHOLDERS' EQUITY
Preferred stock, par value $1;
Authorized and unissued - 5,000,000 shares	0	0
Common stock, par value$1;
Authorized - 7,000,000 shares:
Issued and outstanding - 3,145,388 and
3,206,969 shares	3,145,388	3,206,969
Additional paid-in capital	1,371,043	2,567,131
Retained earnings	58,390,097	58,152,876
Accumulated other comprehensive loss	(1,148,559)	(1,151,760)
Total stockholders' equity	61,757,969	62,775,216
Total liabilities and stockholders' equity	$483,613,466	$501,353,713

See notes to consolidated condensed financial statements.

PEOPLES BANCORP AND SUBSIDIARIES

Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest Income:
Loans	$5,938,829	$5,995,510	$18,195,254	$17,689,523
Securities	960,481	918,751	2,850,518	2,771,654
Other interest and dividend income	213,790	175,620	627,167	499,591
	7,113,100	7,089,881	21,672,939	20,960,768
Interest Expense:
NOW and savings deposits	442,071	460,841	1,437,796	1,275,970
Certificates of deposit	2,411,140	1,998,772	7,186,451	5,574,891
Short-term borrowings	3,341	3,227	11,879	12,825
Federal Home Loan Bank advances	762,008	845,601	2,365,405	2,438,227
	3,618,560	3,308,441	11,001,531	9,301,913
Net Interest Income	3,494,540	3,781,440	10,671,408	11,658,855
Provision for losses on loans	5,116	(1,796)	36,431	44,957
Net Interest Income After Provision
for Losses on Loans	3,489,424	3,783,236	10,634,977	11,613,898
Other Income:
Trust income	80,640	77,977	261,117	263,848
Net gains on sale of loans	49,544	19,323	105,425	62,819
Gains/(loss) on sale of securities	(3,750)	0	8,854	(132,741)
Fees and service charges	327,249	265,025	980,621	785,478
Other income	52,258	111,324	159,770	548,032
	505,941	473,649	1,515,787	1,527,436
Other Expense:
Salaries and employee benefits	1,704,100	1,790,988	5,394,988	5,414,008
Net occupancy expenses	228,403	223,925	712,174	696,186
Equipment expenses	134,809	156,301	434,434	519,649
Data processing expense	297,787	308,986	855,205	819,208
Deposit insurance expense	11,142	11,513	33,832	35,562
Other expenses	576,411	438,174	1,784,181	1,847,007
	2,952,652	2,929,887	9,214,814	9,331,620
Income Before Income Tax	1,042,713	1,326,998	2,935,950	3,809,714
Income tax expense	325,249	472,351	904,760	1,251,407
Net Income	$717,464	$854,647	$2,031,190	$2,558,307

Basic Income Per Common Share	$0.23	$0.26	$0.64	$0.77
Diluted Income Per Common Share	$0.23	$0.26	$0.64	$0.77
Dividends Declared Per Common Share	$0.19	$0.19	$0.57	$0.57

See notes to consolidated condensed financial statements.

PEOPLES BANCORP AND SUBSIDIARIES

Consolidated Condensed Statement of Changes in Stockholders' Equity
(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006

Balance at beginning of period	$61,953,909	$63,942,275	$62,775,216	$65,184,382
Comprehensive income:
Net Income	717,464	854,647	2,031,190	2,558,307
Other comprehensive income (loss)	(316,920)	(545,131)	3,201	(1,036,274)
Total comprehensive income	400,544	309,516	2,034,391	1,522,033
Common cash dividends declared	(596,484)	(616,828)	(1,793,969)	(1,876,514)
Shares issued under stock option plans	0	0	104,241	528,396
Repurchase of common stock	0	(1,022,506)	(1,361,910)	(2,745,840)
Total stockholder’s equity	$61,757,969	$62,612,457	$61,757,969	$62,612,457

See notes to consolidated condensed financial statements.

PEOPLES BANCORP AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	2007	2006
Operating Activities
Net income	$2,031,190	$2,558,307
Items not requiring (providing) cash
Provision for loan losses	36,431	44,957
Depreciation and amortization	483,557	549,266
Investment securities amortization (accretion), net	(25,780)	103,720
Loans originated for sale	(5,994,974)	(2,146,521)
Proceeds from sale of loans held for sale	6,049,318	2,781,576
Gain on sale of loans	(105,425)	(62,819)
Amortization of deferred loan fees	(265,447)	(306,001)
Net realized (gains) losses on available-for-sale securities	(8,854)	132,741
Change in
Interest receivable	196,174	(106,964)
Interest payable	534,978	134,529
Other adjustments	398,929	(610,054)
Net cash provided by operating activities	3,330,097	3,072,737
Investing Activities
Net change in interest-bearing deposits	595,062	293,426
Purchases of securities available for sale	(10,572,966)	(2,085,531)
Proceeds from maturities and paydowns of securities held to maturity	128,359	157,436
Proceeds from maturities and paydowns of securities available for sale	11,628,242	2,751,908
Proceeds from sale of securities available for sale	2,501,896	1,421,681
Proceeds from sale of premises and equipment	5,152
Net change in loans	16,446,957	(13,150,915)
Purchases of premises and equipment	(146,327)	(31,818)
Proceeds from sale of foreclosed real estate	753,857
Other investing activities		1,155,463
Net cash provided by (used in) investing activities	21,340,232	(9,488,350)
Financing Activities
Net change in
NOW and Savings deposits	(6,398,667)	(5,795,676)
Certificates of deposit	(13,269,308)	10,961,069
Short-term borrowings	29,673	(209,501)
Proceeds from Federal Home Loan Bank advances	57,630,000	37,130,000
Repayment of Federal Home Loan Bank advances	(55,035,000)	(29,400,000)
Cash dividends	(1,813,086)	(1,869,584)
Stock options exercised	104,241	528,396
Repurchase of common stock	(1,361,910)	(2,745,840)
Net cash provided by (used in) financing activities	(20,114,057)	8,598,864

Net change in Cash and Cash Equivalents	4,556,272	2,183,251

Cash and Cash Equivalents, Beginning of Period	10,756,693	9,889,657

Cash and Cash Equivalents, End of Period	$15,312,965	$12,072,908

Supplemental Cash Flow Information
Interest paid	$7,127,787	$9,167,384
Income tax paid	$654,630	$1,224,665
Loan balances transferred to foreclosed real estate	$706,919	$1,023,701
See notes to consolidated condensed financial statements.

PEOPLES BANCORP AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited at June 30, 2007 and 2006)

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

The accompanying consolidated condensed financial statements as of June 30, 2007 and for the three and nine month periods ended June 30, 2007 and 2006 have been prepared by Peoples Bancorp without an audit and do not include information or footnotes necessary for complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Peoples Bancorp’s 2006 Annual Report on Form 10-K for the year ended September 30, 2006. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and nine-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

Goodwill

Goodwill is the excess of the purchase price over the fair value of the assets and liabilities of companies acquired through business combinations accounted for under the purchase method. Goodwill is evaluated at the business unit level, which for Peoples Bancorp is First Savings Bank. At June 30, 2007 goodwill totaled $2.3 million.

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

PEOPLES BANCORP AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited at June 30, 2007 and 2006)

3. Dividends on Common Stock

As of June 30, 2007, Peoples Bancorp had declared a quarterly cash dividend of $.19 per share for the third quarter of 2007, payable July 19, 2007.

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2007			2006
		Weighted-Ave	Per-Share		Weighted-Ave	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings per Share
Net income available to common stockholders	$717,464	3,145,388	$0.23	$854,647	3,273,643	$0.26
Effect of Dilutive Securities
Stock options	0	1,771		0	9,104
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$717,464	3,147,159	$0.23	$854,647	3,282,747	$0.26

	Nine Months Ended June 30,
	2007			2006
		Weighted-Ave	Per-Share		Weighted-Ave	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings per Share
Net income available to common stockholders	$2,031,190	3,173,230	$0.64	$2,558,307	3,311,954	$0.77
Effect of Dilutive Securities
Stock options	0	2,335		0	13,792
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$2,031,190	3,175,565	$0.64	$2,558,307	3,325,746	$0.77

For the three and nine month periods ended June 30, 2007 options to purchase 16,000 shares and 20,000 shares, respectively, of common stock, at an exercise price of $21.50 per share were outstanding but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

PEOPLES BANCORP AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited at June 30, 2007 and 2006)

5.	Investment Securities

The following is a summary of available-for-sale and held to maturity securities:

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$75,641,335	$454	($1,373,255)	$74,268,534
Mortgage-backed securities	4,741,974	7,495	(112,733)	4,636,736
Obligations of state and political subdivisions	11,462,261	5,740	(272,636)	11,195,365
Totals	$91,845,570	$13,689	($1,758,624)	$90,100,635

Held-to-Maturity Securities:
FHLMC certificates	$77,792	$4,983	$0	$82,775
FNMA certificates	165,014	426	(12,036)	153,404
GNMA certificates	204,237	3,272	(471)	207,038
Totals	$447,043	$8,681	($12,507)	$443,217

	September 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$77,027,143	$18,881	($1,507,765)	$75,538,259
Mortgage-backed securities	5,752,602	18,580	(153,653)	5,617,529
Obligations of state and political subdivisions	12,605,770	21,309	(141,927)	12,485,152
Totals	$95,385,515	$58,770	($1,803,345)	$93,640,940

Held-to-Maturity Securities:
FHLMC certificates	$96,458	$8,335	($131)	$104,662
FNMA certificates	195,223	490	(10,126)	185,587
GNMA certificates	276,009	5,609	(910)	280,708
Totals	$567,690	$14,434	($11,167)	$570,957

6.	Loans

Loans receivable consist of the following (in thousands):

	June 30, 2007		September 30, 2006
Type of Loan	Amount	Percent of Total	Amount	Percent of Total
Residential:
1-4 family units	289,145	80.6%	303,089	80.4%
Over 4 family units	1,908	0.5%	1,030	0.3%
Home equity lines of credit	20,698	5.8%	22,724	6.0%
Commercial real estate	19,759	6.7%	30,027	8.0%
Land acquisition and development	3,927	1.1%	3,824	1.0%
Consumer and other loans	22,518	5.1%	15,580	4.1%
Loans on deposits	845	0.2%	793	0.2%
	358,800	100.0%	377,067	100.0%
Less:
Undisbursed portion of loans	1,568		2,734
Deferred loan fees and discounts	939		1,070
	2,507		3,804
Total loans receivable	356,293		373,263

Allowance for losses on loans	1,853		1,898
Net loans	354,440		371,365

7.	Comprehensive Income

Total comprehensive income for the three and nine months ended June 30, 2007 was $400,544 and $2,034,391, respectively. Total comprehensive income for the three and nine months ended June 30, 2006 was $309,516 and $1,522,033, respectively.

8.	Merger

On June 26, 2007, Peoples Bancorp announced that an application is being filed to combine its two banking subsidiaries, Peoples Federal Savings Bank of DeKalb County and First Savings Bank into one bank. Pending regulatory approval it is anticipated that the merger of First Savings Bank into Peoples Federal Savings Bank of DeKalb County will take place during the first quarter of the next fiscal year.

9.	Subsequent Event

The Company participates in a multi-employer defined benefit pension plan, which covers full-time employees who have attained at least 21 years of age and completed one year of service. The Board of Directors voted on May 22, 2007 to freeze the benefits effective August 1, 2007. In addition, employees who would have been eligible after August 1, 2007 are not eligible to enter the plan. Although no further benefits will accrue while the freeze remains in place, the freeze does not reduce the benefits accrued to date. Asset and plan benefit information is not available for participating associations on an individual basis. The Board of Directors has also added a discretionary profit sharing component to the existing deferred contribution plan. All employees will be eligible to receive a contribution by the company at the discretion of the Board of Directors.

10.	Recent Accounting Pronouncements

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

In September 2006, the FASB Emerging Issues Task Force (EITF) finalized Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of EITF No. 06-5 will have a material impact on financial condition or results of operations.

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

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “ Accounting for Income Taxes” (“Interpretation No. 48”). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 will be effective for the Company beginning October 1, 2007. We have evaluated the requirements of Interpretation No. 48 and determined that it will not have a material effect on our financial condition or results of operations.

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

Securities are classified as held-to-maturity when Peoples Bancorp has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $443,000 at June 30, 2007. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $90.1 million at June 30, 2007. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($74.3 million), certain municipal obligations ($11.2 million), and mortgage backed securities ($4.6 million).

In accordance with FAS 115, unrealized holding gains and losses deemed temporary on available-for-sale securities are reported in a separate component of stockholders’ equity, net of tax, and are not reported in earnings until realized. Net unrealized holding losses on available-for-sale securities were $1.2 at June 30, 2007, or $567,000 after considering the related deferred tax asset.

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

Changes in Financial Condition

At June 30, 2007, Peoples Bancorp’s total assets, deposits and stockholders’ equity amounted to $483.6 million, $356.2 million and $61.8 million, respectively, compared to $501.4 million, $375.8 million and $62.8 million, respectively, at September 30, 2006.

Net loans receivable (excluding loans held for sale) decreased $16.9 million to $354.4 million at June 30, 2007. The decrease in loans receivable occurred primarily in the one to four family real estate loan portfolio, which decreased by $13.9 million between September 30, 2006 and June 30, 2007. During that same period, commercial real estate loans decreased by $6.0 million, home equity lines of credit decreased by $2.0 million. These decreases were partially offset by a $2.6 million increase in consumer and other loans, and a $878,000 increase in multi-family real estate loans.

The investment securities portfolio decreased to $90.5 million at June 30, 2007 from $94.2 million at September 30, 2006. The decrease has increased the Company’s cash position rather than being re-invested into the investment securities portfolio. The amount of cash and due from depository institutions increased from $10.8 million to $15.3 million between September 30, 2006 and June 30, 2007.

Deposits decreased from $375.8 million at September 30, 2006 to $356.2 million as of June 30, 2007. Of the $5.5 million decrease, certificates of deposit decreased $13.3 million to $215.8 million, interest-bearing demand deposits decreased $7.2 million to $44.6 million, money market accounts decreased $4.0 million to $34.0 million, savings deposits decreased $736,000 to $45.8 million, while non-interest-bearing demand deposits increased $5.5 million to $16.0 million.

Additionally, FHLB advances increased $2.6 million to $61.8 million at June 30, 2007 from $59.2 million at September 30, 2006.

Other liabilities increased to $3.4 million at June 30, 2007 from $3.1 million at September 30, 2006. Of the $320,000 increase, interest payable on deposits increased $535,000 and the accrual for pension expenses decreased $373,000.

Stockholders’ equity decreased from $62.8 million at September 30, 2006 to $61.8 million at June 30, 2007. The decrease is a result of $1.9 million of cash dividends declared and $1.4 million used for the repurchase of shares for treasury. Those decreases were partially offset by net income of $2.0 million, the exercise of stock options of $104,000 and a decrease in unrealized loss on available for sale securities (net of tax) of $3,000.

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

	Three Months Ended June 30,
	2007			2006
	Average		Yield	Average		Yield
	Balance	Interest	Rate(3)	Balance	Interest	Rate(3)
Interest-earning assets:
Loans receivable (1)	$ 356,407	$ 5,939	6.68%	$ 367,327	$ 5,996	6.55%
Investment Securities (2)	91,565	960	4.21%	95,040	919	3.88%
Interest Bearing Deposits	13,224	170	5.16%	6,703	115	6.88%
FHLB stock	4,404	44	4.01%	4,888	60	4.92%
Total interest-earning assets	465,600	7,113	6.13%	473,958	7,090	6.00%
Non-interest-earning assets	19,274			25,391
Total assets	$ 484,874			$ 499,349
Deposits and Interest-bearing liabilities:
Interest bearing deposits	$ 345,816	$ 2,853	3.31%	$ 356,414	$ 2,460	2.77%
FHLB advances	56,735	762	5.39%	62,780	846	5.41%
Other Borrowings	537	3	2.24%	523	3	2.30%
Total interest-bearing liabilities	403,088	3,618	3.60%	419,717	3,309	3.16%
Non-interest bearing deposits	15,805	-	-	12,801	-	-
Total including non-interest-bearing demand deposits	418,893	3,618	3.46%	432,518	3,309	3.07%
Other non-interest-bearing liabilities	3,147			2,759
Total liabilities	422,040			435,277
Stockholders' equity	62,834			64,072
Total liabilities and stockholders' equity	$ 484,874			$ 499,349
Net interest income; interest rate spread		$ 3,495	2.53%		$ 3,781	2.84%
Net interest margin (4)			3.01%			3.20%
Average interest-earning assets to average interest bearing liabilities			115%			113%

(1) Average balances include nonaccrual balances.
(2) Yield on investment securities is computed based on amortized cost.
(3) Annualized
(4) Net interest margin is net interest income divided by average interest-earning assets.

	Nine Months Ended June 30,
	2007			2006
	Average		Yield	Average		Yield
	Balance	Interest	Rate(3)	Balance	Interest	Rate(3)
Interest-earning assets:
Loans receivable (1)	$ 363,430	$ 18,195	6.69%	$ 363,143	$ 17,689	6.51%
Investment Securities (2)	92,405	2,851	4.13%	97,150	2,772	3.81%
Interest Bearing Deposits	12,102	463	5.12%	6,876	333	6.47%
FHLB stock	4,443	164	4.94%	4,888	167	4.57%
Total interest-earning assets	472,380	21,673	6.14%	472,057	20,961	5.94%
Non-interest-earning assets	19,965			25,277
Total assets	$ 492,345			$ 497,334
Deposits and Interest-bearing liabilities:
Interest bearing deposits	$ 353,027	$ 8,624	3.27%	$ 354,145	$ 6,851	2.59%
FHLB advances	58,617	2,366	5.40%	61,309	2,438	5.32%
Other Borrowings	620	12	2.59%	820	13	2.12%
Total interest-bearing liabilities	412,264	11,002	3.57%	416,274	9,302	2.99%
Non-interest bearing deposits	13,768	-		12,791	-
Total including non-interest-bearing demand deposits	426,032	11,002	3.45%	429,065	9,302	2.90%
Other non-interest-bearing liabilities	3,044			3,222
Total liabilities	429,076			432,287
Stockholders' equity	63,269			65,047
Total liabilities and stockholders' equity	$ 492,345			$ 497,334
Net interest income; interest rate spread		$ 10,671	2.57%		$ 11,659	2.95%
Net interest margin (4)			3.02%			3.30%
Average interest-earning assets to average interest bearing liabilities			115%			113%

(1) Average balances include nonaccrual balances.
(2) Yield on investment securities is computed based on amortized cost.
(3) Annualized
(4) Net interest margin is net interest income divided by average interest-earning assets.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

On a consolidated basis, Peoples Bancorp had net income of $717,000 or $.23 per diluted share for the three months ended June 30, 2007 compared to $855,000 or $.26 per diluted share for the same period in 2006.

Net Interest Income. Net interest income decreased $294,000 for the quarter ended June 30, 2007 from $3.8 million for the same period in 2006. Average interest earning assets decreased $8.4 million to $465.6 million for the quarter ended June 30, 2007 from $474.0 million for the same three month period in 2006. During those same periods, average interest-bearing liabilities decreased by $16.6 million to $403.1 million for the third quarter in 2007 from $419.7 for the same period in 2006.

Interest income, including FHLB stock dividends, remained the same at $7.1 million for the 2007 third quarter compared to the 2006 third quarter. This happened despite the $8.4 million decrease in average interest earning assets mentioned above. Average loan yields increased to 6.68% from 6.55%. Interest income gains were offset by increases in interest expense, which grew to $3.6 million from $3.3 million. The average balance of interest-bearing deposits decreased to $345.8 million for the 2007 third quarter from $356.4 million in the year earlier period. During those same time periods, the average balance of FHLB advances decreased by $6.1 million to $56.7 million from $62.8 million in the third quarter of 2006. The average cost of those deposits increased to 3.31% from 2.77% while the average cost of FHLB advances decreased from 5.41% to 5.39%.

Net interest margin for the quarter ended June 30, 2007 was 3.01%, a 19 basis point decline from the 2006 third quarter margin of 3.20%. Peoples Bancorp’s average yield on interest earning assets increased to 6.13% for the 2007 third quarter, up from 6.00% for the same period in 2006, an increase of 13 basis points. However, during that same period, the cost of interest-bearing liabilities increased to 3.60% for the 2007 quarterly period, up from 3.16% in 2006, an increase of 44 basis points. As a result, the Company’s interest rate spread has compressed to 2.53% in the 2007 third quarter compared to 2.84% in the same 2006 quarterly period. Management anticipates that the margin compression will continue at least into the fourth quarter as they believe the cost of funding will continue to rise while asset yields have probably peaked.

Provision for Loan Losses. The provision for loan losses was $5,000 in the third quarter of 2007 compared to income of $2,000 for the third quarter of 2006. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on the following factors: historical experience; the volume and type of lending conducted by Peoples Bancorp, the amount of non-performing assets; the amount of assets graded by management as substandard, doubtful, or loss; industry standards; general economic conditions, particularly as they relate to Peoples Bancorp’s market area; and other factors related to the collectibility of Peoples Bancorp’s loan portfolio. Management believes the balance of the allowance for loan losses is appropriate.

Non-performing assets increased $53,000 to $1.7 million at June 30, 2007 compared to March 31, 2007, and increased from $1.3 million at September 30, 2006. The increase in the 2007 second quarter was attributable to a large increase in the amount of loans exceeding 90 days past due. That was due largely to one large credit falling more than 90 days past due at March 31, 2007. That particular credit is for rental properties secured by real estate. Non-performing assets and asset quality ratios for Peoples Bancorp were as follows (in $000’s) at June 30, 2007 and September 30, 2006:

	June 30,	September 30,
	2007	2006
	(in thousands)
Non-accrual loans	$1,084	$565
Loans over 90 days past due and still accruing	0	0
Total non-performing loans	1,084	565
Real estate owned (REO)	652	709
Total non-performing assets	$1,736	$1,274

Allowance for loan losses as a percentage of total loans	0.52%	0.51%
Allowance for loan losses as a percentage of non-performing assets	106.74%	148.98%
Allowance for loan losses as a percentage of non-performing loans	170.94%	335.93%
Total non-performing assets as a percentage of total assets	0.36%	0.25%
Total non-performing assets as a percentage of total loans	0.49%	0.34%

Of the $1.1 million in non-accrual loans, $880,000 were 1-4 family residential loans, $168,000 were commercial real estate loans and $36,000 were consumer loans. The allowance for loan losses at June 30, 2007 was $1.9 million compared to $1.9 million at March 31, 2007 and September 30, 2006. For the quarter ended June 30, 2007, Peoples Bancorp charged off $5,000 of loans against its allowance and realized no recoveries from loans previously charged off. During the same quarter in 2006 Peoples Bancorp charged off $59,000 in loans and realized recoveries of $7,000.

Non-Interest Income. Total non-interest income increased to $523,000 in the 2007 third quarter, compared with $474,000 in the same period in 2006. The quarter to quarter increase is mainly the result of increases in gains from the sale of mortgage loans and fees and service charges in the 2007 third quarter compared to the same quarter in 2006.

Trust Income. Fees received from trust activity increased $3,000 to $81,000 in the quarter ended June 30, 2007 compared to $78,000 for the quarter ended June 30, 2006.

Loss on Sale of Securities. Losses on sale of securities were $4,000 in the 2007 third quarter compared to no activity during the same period in 2006.

Service Fees. Fees and service charges increased to $327,000 in the three month period ended June 30, 2007 from $265,000 in the same period in 2006. The increase was a result of a rise in checking account income, check printing income and ATM-debit card income.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased 156.4% to $50,000 for the third quarter of 2007 from $19,000 for the same period of 2006.

Other Non-Interest Income. Other sources of non-interest income include commissions received from the sale of insurance products, fees earned from servicing mortgage loans sold, earnings from bank-owned life insurance and REO activity. Other non interest income decreased $59,000 to $52,000 due largely to income earned during the 2006 third quarter on REO activity.

Non-interest Expense. Non-interest expense increased to $3.0 million for the 2007 third quarter compared to $2.9 million for the same period in 2006.

Compensation and Benefits. Compensation and benefits decreased slightly to $1.7 million for the quarter ended June 30, 2007 from $1.8 million for the same period in 2006.

Other Non-Interest Expenses. Other non-interest expenses (including occupancy, equipment, data processing, deposit insurance premiums, amortization of intangibles and other) increased by $127,000 to $1.3 million for the quarter ended June 30, 2007 from $1.1 million for the same period in 2006. Other expenses increased $138,000 to $576,000 for the three month period ended June 30, 2007 compared to $438,000 for the three month period ended June 30, 2006. This was due to an increase of $161,000 in costs related to real estate owned.

The efficiency ratio for the third quarter of 2007 was 72.80%.

Peoples Bancorp computes federal income tax expense in accordance with FASB Statement No. 109, which resulted in an effective tax rate of 31.19% for the quarter ended June 30, 2007 compared to 35.60% for the same period in 2006. The effective tax rate is lower than the Company’s statutory 34% rate because it has approximately $11.5 million invested in municipal securities, and $680,000 of bank owned life insurance which are both exempt from federal tax.

As a result of the above factors, income for the quarter ended June 30, 2007 was $717,000 compared to income of $855,000 for the comparable period in 2006. On a per share basis, basic and diluted earnings per share for the three months ended June 30, 2007 were $0.23 and $0.23, respectively, compared to basic and diluted earnings per share of $0.26 and $0.26, respectively, for the quarter ended June 30, 2006.

Nine Months Ended June 30, 2007 compared to Nine Months Ended June 30, 2006

On a consolidated basis, Peoples Bancorp had net income of $2.0 million or $0.64 per diluted share for the nine months ended June 30, 2007 compared to $2.6 million or $0.77 per diluted share for the nine months ended June 30, 2006.

Net Interest Income. Net interest income for the nine months ended June 30, 2007 was $10.6 million compared to $11.6 million for the nine months ended June 30, 2006. The net interest margin for the year-to-date period ended June 30, 2007 was 3.02%, a 28 basis point reduction from the same period in 2006 of 3.30%. The margin decline was due to funding costs increasing at a faster pace than asset yields during the first nine months of the fiscal year.

Interest income increased by $712,000 to $21.7 million for the nine months ended June 30, 2007 from $21.0 million for the nine months ended June 30, 2006. Interest on loans increased $506,000 to make up most of the overall increase in interest income. The increase in interest from loans was due to an 18 basis point increase on the average yield on loans (from 6.51% for the nine month period in 2006 compared to 6.69% for the same period in 2007). The yield on total interest earning assets for the nine month period in 2007 was 6.13% compared to 5.94% for the same period in 2006.

The compression in the net interest margin from the nine month period in 2006 to the same period in 2007 resulted from a substantial increase in Peoples Bancorp’s funding costs. Total interest expense was $11.0 million for the nine month period in 2007 compared to $9.3 million for the same period in 2006. The average balance of interest-bearing deposits decreased by $1.1 million between the nine month period ended June 30, 2007 and 2006 and the average cost of those deposits rose from 2.59% to 3.27%. Also, the average balance of FHLB advances decreased by $2.7 million and the cost of advances rose by 8 basis points.

Provision for Loan Losses. The provision for loan losses for the nine months ended June 30, 2007 was $36,000 compared to $45,000 for the same period in 2006. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate my management. Management believes the allowance for loan losses are adequate as of June 30, 2007.

Non-Interest Income. Non interest income increased to $1.6 million for the nine months ended June 30, 2007 from $1.5 million recognized in the same period in 2006. The change was primarily due to an increase of $142,000 on gains from sale of securities for the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006.

Trust Income. Fee income recognized for trust activities during the first three quarters of the 2007 fiscal year decreased slightly to $261,000 from $264,000 for the same nine month period in 2006.

Mortgage Banking Income. Gains from the sale of mortgage loans increased by $43,000 as a result of a higher level of mortgage originations being sold into the secondary market in 2007 compared to 2006. Fees from servicing mortgage loans increased $23,000 to $51,000 for the nine month period ending June 30, 2007.

Other Non-Interest Income. Other non-interest income, including commissions received from the sale of insurance products, earnings from bank-owned life insurance, profit from the sale of REO and other income decreased to $128,000 for the nine months ended June 30, 2007 from $441,000 for the same period in 2006. Profit from the sale of REO for the nine months ended June 30, 2007 was $24,000 compared to $176,000 in the nine months ended June 30, 2006.

Non-Interest Expense. Non-interest expense for the nine months ended June 30, 2007 was $9.3 million compared to $9.3 million for the same period in 2006. Significant individual components of the $67,000 decrease between the two periods are as follows:

Compensation and Benefits. Compensation and benefits costs decreased $19,000 to $5.4 million for the nine months ended June 30, 2007 compared to $5.4 million for the same period in 2006, a decrease of .35%.

Occupancy. Occupancy expense increased to $712,000 for the nine months ended June 30, 2007 compared to $696,000 for the same period in 2006. The increase is due to an increase of $15,000 increase in utility costs and an increase of $13,000 in real estate and property taxes during the periods indicated. These increases were partially offset by a decrease in depreciation expense of $15,000 in 2007 compared to 2006.

Data Processing. Data processing expense increased to $855,000 for the nine months ended June 30, 2007 from $819,000 for the same period in 2006. This is due largely to a higher level of charges from the Company’s third party data processing provider.

Other Non-Interest Expenses. Other non-interest expenses (including amortization of intangibles and other) decreased $13,000 to $1.8 million for the nine months ended June 30, 2007 from $1.8 million in the first nine months of 2006. The decrease is a result of the aforementioned contribution of appreciated real estate made in the 2006 period that was “one-time” in nature that resulted in a $200,000 expense for charitable contributions.

The effective income tax rate utilized for the nine months ended June 30, 2007 was 30.82% compared to 32.85% for the first nine months of 2006.

As a result of the above factors, income for the nine months ended June 30, 2007 was $2.0 million compared to $2.6 million for the comparable period in 2006. On a per share basis, basic and diluted earnings per share for the nine months ended June 30, 2007 were $0.64 and $0.64 respectively, compared to basic and diluted earnings per share of $0.77 and $0.77 respectively in the first nine months of 2006.

Liquidity and Capital Resources

As regulated financial institutions, the Banks are required to maintain appropriate levels of “liquid” assets to meet short-term funding requirements.

Peoples Bancorp generated $3.3 million of cash from operating activities during the first nine months of 2007. The Company’s cash from operating activities resulted from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization of mortgage servicing rights, FHLB stock dividends, gain on sales of securities, loans and property, plant and equipment, and changes in loans available for sale, interest receivable and other assets, and other liabilities. The primary investing activity of Peoples Bancorp is the origination of loans, which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At June 30, 2007, Peoples Bancorp had $2.9 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $35.0 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also, the total amount of certificates of deposit that are scheduled to mature by June 30, 2008 is $173.3 million. Peoples Bancorp believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If Peoples Bancorp requires funds beyond its internal funding capabilities, advances from the FHLB of Indianapolis are available.

Peoples Federal and First Savings are required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following tables set forth the Banks’ compliance with each of the capital requirements at June 30, 2007.

Peoples Federal Savings Bank
	Core Capital		Risk-Based Capital
	Adequately	Well	Adequately	Well
	Capitalized	Capitalized	Capitalized	Capitalized

Regulatory capital	$43,038	$43,038	$44,375	$44,375
Minimum required regulatory capital	15,168	18,961	15,000	18,751
Excess regulatory capital	$27,870	$24,077	$29,375	$25,624

Regulatory capital as a percentage of assets (1)	11.4%	11.4%	23.7%	23.7%
Minimum capital required as a percentage of assets	4.0%	5.0%	8.0%	10.0%
Excess regulatory capital as a percentage of assets	7.4%	6.4%	15.7%	13.7%

(1)	Core capital is computed as a percentage of adjusted total assets of $379.2 million. Risk-based capital is computed as a percentage of total risk-weighted assets of $187.5 million.

First Savings Bank
	Core Capital		Risk-Based Capital
	Adequately	Well	Adequately	Well
	Capitalized	Capitalized	Capitalized	Capitalized

Regulatory capital	$14,195	$14,195	$14,701	$14,701
Minimum required regulatory capital	4,137	5,171	4,325	5,406
Excess regulatory capital	$10,058	$9,024	$10,376	$9,295

Regulatory capital as a percentage of assets (1)	13.7%	13.7%	27.2%	27.2%
Minimum capital required as a percentage of assets	4.0%	5.0%	8.0%	10.0%
Excess regulatory capital as a percentage of assets	9.7%	8.7%	19.2%	17.2%

(1)	Core capital is computed as a percentage of adjusted total assets of $103.4 million. Risk-based capital is computed as a percentage of total risk-weighted assets of $54.1 million.

Critical Accounting Policies

Peoples Bancorp has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of Peoples Bancorp are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies, which are identified and discussed in detail in the Company’s Annual Report on Form 10-K, include the Allowance for Loan Losses and accounting for goodwill. There have been no material changes in assumptions or judgments relative to those critical policies during the third quarter of 2007.

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

Peoples Bancorp monitors its exposure to interest rate risk on a quarterly basis through the use of simulation provided by the The Office of Thrift Supervision (“OTS”). The OTS uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. In this OTS simulation, an institution’s “normal” level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution’s net present value (“NPV”) in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related “normal” level of interest rate risk) based upon certain interest rate changes. Institutions that do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. Both Peoples Federal Savings Bank and First Savings Bank file Schedule CMR. However, results calculated from the June 30, 2007 schedule CMR are not yet available from the OTS. Therefore, the tables below present the results of this analysis for Peoples Federal and First Savings as of March 31, 2007 and 2006. By regulation, institutions that must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk-based capital requirement if their interest rate exposure is greater than “normal”. The amount of that deduction is one-half of the difference between (a) the institution’s actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its “normal” level of exposure which is 2% of the present value of its assets. Presented below as of March 31, 2007 and 2006 is the analysis performed by the OTS of Peoples Federal’s interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point increments, up 300 and down 200 basis points.

Item 3. Qualitative and Quantitative Disclosures About Market Risk (continued)

Peoples Federal Savings Bank
Interest Rate Risk As of March 31, 2007
(dollars in thousands)
Changes		Market Value
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	34,613	(19,985)	-37%	9.31%	(445)
+200 bp	42,755	(11,843)	-22%	11.21%	(256)
+100 bp	49,422	(5,176)	-9%	12.68%	(109)
0 bp	54,598	-	-	13.77%	-
-100 bp	58,965	4,367	8%	14.64%	88
-200 bp	60,926	6,328	12%	14.99%	122

Peoples Federal Savings Bank
Interest Rate Risk As of March 31, 2006
(dollars in thousands)
Changes		Market Value
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	35,944	(16,715)	-32%	9.78%	(367)
+200 bp	42,806	(9,854)	-19%	11.36%	(209)
+100 bp	48,939	(3,720)	-7%	12.70%	(75)
0 bp	52,659	-	-	13.45%	-
-100 bp	57,331	4,672	9%	14.38%	93
-200 bp	58,632	5,972	11%	14.56%	111

Presented below are the same tables for First Savings:

First Savings Bank
Interest Rate Risk As of March 31, 2007
(dollars in thousands)
Changes		Market Value
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	14,028	(2,832)	-17%	13.52%	(204)
+200 bp	15,254	(1,605)	-10%	14.46%	(110)
+100 bp	16,268	(591)	-4%	15.19%	(36)
0 bp	16,859	-	-	15.56%	-
-100 bp	17,212	353	2%	15.71%	16
-200 bp	17,455	596	4%	15.77%	21

First Savings Bank
Interest Rate Risk As of March 31, 2006
(dollars in thousands)
Changes		Market Value
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	14,615	(2,104)	-13%	13.90%	(136)
+200 bp	15,560	(1,159)	-7%	14.58%	(68)
+100 bp	16,304	(415)	-2%	15.06%	(20)
0 bp	16,719	-	-	15.26%	-
-100 bp	16,744	25	-0%	15.13%	(13)
-200 bp	16,475	(244)	-1%	14.76%	(50)

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

Management believes at June 30, 2007 there have been no material changes in the Banks’ interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

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

As of June 30, 2007, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PEOPLES BANCORP AND SUBSIDIARIES

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Peoples Bancorp is not engaged in any legal proceedings of a material nature.

Item 1A.Risk Factors

There have been no material changes to the risk factors as presented in Peoples Bancorp’s annual report on Form 10-K for the year ended September 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan
April 1-30, 2007	0	$0.00	0	101,586
May 1-31, 2007	0	0.00	0	101,586
June 1-30, 2007	0	0.00	0	101,586
	0	$0.00	0

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other information

Not applicable.

Item 6.	Exhibits

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

Peoples Bancorp
(Registrant)

Date:	August 14, 2007	By:	/s/Maurice F. Winkler III
Maurice F. Winkler III
President and Chief Executive Officer

Date:	August 14, 2007	By:	/s/Steven H. Caryer
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	August 14, 2007	By:	/s/Maurice F. Winkler III
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	August 14, 2007	By:	/s/Steven H. Caryer
Steven H. Caryer
Vice President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Peoples Bancorp (the “Company) on Form 10-Q for the period ending June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Maurice F. Winkler III, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this quarterly report on Form 10-Q that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the Report fairly presents, in all material respects, the Company’s financial condition and results of operations.

August 14, 2007	By:	/s/Maurice F. Winkler III
Maurice F. Winkler III
President and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Peoples Bancorp (the “Company) on Form 10-Q for the period ending June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven H. Caryer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this quarterly report on Form 10-Q that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the Report fairly presents, in all material respects, the Company’s financial condition and results of operations.

Date:	August 14, 2007	By:	/s/Steven H. Caryer
Steven H. Caryer
Vice President and Chief Financial Officer