Form 10-K
period 2007-09-30
PEOPLES BANCORP
filed 2007-12-20
CIK 869004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2007
or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

Commission File Number 0-18991

PEOPLES BANCORP
(Exact name of registrant as specified in its charter)
Indiana	35-1811284
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

212 West 7th Street, Auburn, Indiana	46706
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (260) 925-2500
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___  No   X

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and asked price of such stock as of March 31, 2007 was approximately $58,478,750.

As of December 14, 2007, there were issued and outstanding 3,104,990 shares of the Registrant’s common stock.

FORWARD LOOKING STATEMENTS

Peoples Bancorp (the “Company”) may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (including this annual report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance and other actual results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations; changes in real estate values and the real estate market; loss of deposits and loan demand to other financial institutions; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; increases in compensation and employee expenses; unanticipated results in pending legal proceedings; other factors described in Item 1A. Risk Factors; and the success of the Company in managing the risks resulting from these factors.

The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

PART I

Item 1.  Business

General

The Company is an Indiana corporation organized in October 1990 to become the thrift holding company for Peoples Federal Savings Bank of DeKalb County(“Peoples Federal”). The Company is the sole shareholder of Peoples Federal.

Peoples Federal was founded in 1925 and chartered by the Federal Home Loan Bank Board (“FHLBB”), now the Office of Thrift Supervision (“OTS”), in 1937. Since that time, it has been a member of the Federal Home Loan Bank System (“FHLB System”) and the Federal Home Loan Bank of Indianapolis(“FHLB of Indianapolis”). Its savings accounts are insured up to applicable limits by the Deposit Insurance Fund (“DIF”), as administered by the Federal Deposit Insurance Corporation (the “FDIC”).

On February 29, 2000 a merger was completed with Three Rivers Financial Corp. and its subsidiary First Savings Bank (“First Savings”) of Three Rivers, Michigan. The Company became the sole shareholder of First Savings.

During fiscal 2007 the Board of Directors directed the management team to review the present structure of the Company and to look at all avenues to improve cost controls. As a result of these efforts, on October 1, 2007 the Company merged First Savings into Peoples Federal. This merger is expected to reduce regulatory expenses and other costs resulting from a separate Board of Directors and duplicate positions at First Savings that were eliminated in the merger.

Accordingly, Peoples Federal now conducts business from its main office in Auburn, Indiana and its eight original full-service offices located in Avilla, Columbia City, Garrett, Kendallville, LaGrange, Topeka and Waterloo, Indiana. It also conducts business from the former main office of First Savings in Three Rivers, Michigan, and its five full-service offices in Three Rivers, Union and Schoolcraft, Michigan, and Howe and Middlebury, Indiana, offices formerly operating under the name of First Savings. Peoples Federal offers a full range of retail deposit services and lending services to northeastern Indiana and southern Michigan.

The Company has no other business activity other than being the holding company for Peoples Federal (“Peoples Federal” or the “Bank”) and is subject to regulation by the OTS. The Company’s securities are registered with the Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, the Company is subject to the information, proxy solicitation, insider trading, and other restrictions and requirements of the Exchange Act.

In February, 2006, the Board authorized a three-year stock repurchase program permitting the Company to purchase up to 300,000 shares of the Company’s common stock. The purchases may be made in the open market or in privately negotiated transactions. As of September 30, 2007, the Company had repurchased 237,669 shares under this plan.

On a yearly basis, the Company updates its long-term strategic plan. This plan includes, among other things, the Company’s commitment to maintaining a strong capital base and continuing to improve the Company’s return on assets through asset growth and controlling operating expenses. Continued careful monitoring of the Bank’s interest rate risk is also cited as an important goal. As a result, the Company expects to emphasize continued origination of short-term consumer and installment loans, prime plus equity loans, adjustable rate mortgage loans, and fixed-rate real estate loans with original terms of 15 years or less. Longer-term real estate loans that are originated will normally be sold into the secondary market.

The Bank offers a wide range of consumer and commercial financial services. These services include: consumer demand deposit accounts; NOW accounts; regular and term savings accounts and savings certificates; residential and commercial real estate loans; and secured and unsecured consumer loans. During 1999, Peoples Federal added agricultural and commercial lending officers to its staff. Since these types of loans pose a higher credit risk than traditional mortgage lending, they typically offer higher yields and are for shorter terms. It is expected that these loans will assist Peoples Federal in managing its interest rate risk, and increase its overall profitability. The Bank provides these services through a branch network comprised of fifteen full-service banking offices. It also provides credit card services, as well as enhancements to loan and deposit products designed to provide customers with added conveniences. The Company has historically concentrated its business activities in northeastern Indiana and southern Michigan. The Company’s current strategy is to maintain its branch office network as well as remain alert to new opportunities.

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

The operations of thrift institutions, including those of the Bank, are significantly affected by general economic conditions and by related monetary and fiscal policies of the federal government and regulations and policies of financial institution regulatory authorities, including the Board of Governors of the Federal Reserve System and the OTS. Lending activities are influenced by a number of factors including the demand for housing, conditions in the construction industry, and availability of funds. Sources of funds for lending activities include savings deposits, loan principal payments, proceeds from sales of loans, and borrowings from the Federal Home Loan Banks and other sources. Savings flows at thrift institutions such as the Bank are influenced by a number of factors including interest rates on competing investments and levels of personal income.

Earnings

The Bank’s earnings depend primarily on the difference between income from interest-earning assets such as loans and investments, and interest paid on interest-bearing liabilities such as deposits and borrowings. The Bank typically engages in long-term mortgage lending at fixed rates of interest, generally for periods of up to 30 years, while accepting deposits for considerably shorter periods.

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

Net Interest Income

Net interest income increases during periods when the spread is widened between the Bank’s weighted average rate at which new loans are originated and the weighted average cost of interest-bearing liabilities. The Bank’s ability to originate loans is affected by market factors such as interest rates, competition, consumer preferences, the supply of and demand for housing, and the availability of funds.

The Bank has supplemented its interest income through purchases of investments when appropriate. This activity usually generates positive interest rate spreads on large principal balances with minimal administrative expense.

Interest Rate and Volume of Interest-Related Assets and Liabilities

Both changes in interest rates and changes in the composition of the Bank’s interest-earning assets and interest-bearing liabilities can have a significant effect on net interest income.

For information regarding the total dollar amount of interest income from interest-earning assets, the average yields, the amount of interest expense from interest-bearing liabilities and the average rate, net interest income, interest rate spread, and the net yield on interest-earning assets, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Net Interest Income.

For information regarding the combined weighted average effective interest rate earned by the Bank on its loan portfolios and investments, the combined weighted average effective cost of the Bank’s deposits and borrowings, the interest rate spread of the Bank, and the net yield on combined monthly weighted average interest-earning assets of the Bank on its loan portfolios and investments for the fiscal years ending September 30, 2007, 2006, and 2005 refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - General.

For information concerning the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Bank’s interest income and expense during the fiscal years ending September 30, 2007, 2006, and 2005 refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Net Interest Income.

Market Area

Peoples Federal’s historical market area in northeastern Indiana spans the counties of DeKalb, Whitley, Noble, and LaGrange. This market area has a population of approximately 160,000 and has a diversified industrial economic base with an emphasis on the production sector that includes major manufacturers of international scope and agriculture. Moreover, the distribution sector, primarily in the wholesale and retail trades, constitutes a substantial portion of the area’s economy, both in terms of product mix, sales receipts, and employment. The most rapid growth has occurred in the service sector with respect to packaging, warehousing, and distribution services.

The historical market area of First Savings, which is now additional market area for Peoples Federal as a result of the merger, is in southern Michigan and the towns of Howe and Middlebury in northeastern Indiana. The Bank serves St. Joseph, southern Kalamazoo, and Cass counties in Michigan and LaGrange and eastern Elkhart counties in Indiana. This market area is contiguous to the Peoples Federal historical market area. This aggregate market area has a population estimate of 590,000 and consists of a diversified economic base that includes manufacturing, wholesale and retail trades, small farming, and service industries. This portion of the general area serviced by the Bank would be classified as rural.

Lending Activities

General

The Bank has attempted to emphasize investments in adjustable-rate residential mortgages and consumer loans in its market areas. In order to lessen the risk from interest rate fluctuations, the Bank emphasizes the origination of interest rate sensitive loan products, such as one-year adjustable-rate mortgage loans, and prime-plus loans. However, during the recent low interest rate market, customers preferred fixed-rate products. The Bank reacted to this trend by offering a new mortgage product of a seven-year fixed-rate loan, which converts to a one-year adjustable product at the end of the seventh year. In this way, the Bank offered a fixed-rate product to satisfy the customer demand, but was not locked into low interest rates for a long period of time. For regulatory reporting purposes, these loans are shown as fixed-rate product until the period remaining to the next repricing is under five years. Seven-year/one-year loans originated during the initial implementation of this product are now shown in this Form 10-K as adjustable-rate product. More recent originations of these types of loans are shown as fixed rate mortgages. The Bank generally sells any loans it originates that have fixed-rate terms that exceed 7 years on the secondary market.

Residential Mortgage Loans

A substantial portion of the Bank’s lending activity involves the origination of loans secured by residential real estate, consisting of single-family dwelling units. The Bank also lends on the security of mid-size multifamily dwelling units. The residential mortgage loans included in the Bank’s portfolio are primarily conventional fixed-rate loans with a maturity of up to 30 years.

The Bank also offers adjustable-rate mortgage loans. Currently, these loans generally have interest rates that adjust (up or down) every year. Generally, these loans provide for a maximum adjustment of 6% over the life of the loans with a maximum adjustment of 2% during any given year. Adjustments are based upon an index established at the time the commitments are issued by the Bank. The index used for most loans is tied to the applicable United States Treasury security index. While adjustable-rate mortgage loans assist the Bank in maintaining a positive spread during periods of high interest rates, it is not expected that adjustments in interest rates on adjustable-rate mortgages will match precisely changes in the Bank’s cost of funds. The majority of the adjustable rate mortgages originated by the Bank have limitations on the amount (generally 6%) and frequency of interest rate changes.

During the fiscal year ended September 30, 2007 the Bank originated $37,920,286 of residential loans of which $13,034,686 were five- to 30-year fixed-rate mortgages and $24,885,600 were adjustable-rate loans. The rates offered on the Bank’s adjustable-rate residential mortgage loans are generally competitive with the rates offered by other thrift institutions in the Bank’s market areas and are based upon the Bank’s cost of funds and the rate of return the Bank can receive on comparable investments. Fixed-rate loans are originated generally under terms and conditions and using documentation which would permit their sale in the secondary market and at rates which are generally competitive with rates offered by other financial institutions in the Bank’s market areas.

Set forth below are the amounts and percentages of fixed-rate and adjustable-rate loans (which include consumer loans) in the Bank’s portfolios at September 30, 2007, 2006, and 2005.

September 30,
2007		2006		2005
(Dollars in Thousands)
Adjustable	Fixed	Adjustable	Fixed	Adjustable	Fixed
$196,695	$153,624	$185,683	$187,878	$248,534	$113,159
56.2%	43.8%	49.7%	50.3%	68.7%	31.3%

The terms of the residential loans originated by the Bank range from one to 30 years. Experience during recent years reveals that as a result of prepayments in connection with refinancings and sales of the underlying properties, residential loans generally remain outstanding for periods substantially shorter than maturity of the loan contracts. However, with the recent increases in refinancings, many consumers now have low rate loans. With interest rates rising, these consumers may not be as willing to prepay these low rate loans, and the loans may remain outstanding for a much longer period. At September 30, 2007, the average contractual maturity of the Bank’s portfolios of fixed-rate loans was 7 years and 10 months, and 20 years and 4 months with respect to its portfolio of adjustable-rate loans.

Substantially all of the Bank’s residential mortgages include so-called “due on sale” clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage, and the loan is not repaid.

Generally, the Bank will not lend more than 80% of the appraised value of a residential property which is owner occupied unless the borrower obtains private mortgage insurance reducing the uninsured portion of the loan to 72% of the appraised value. If private mortgage insurance is obtained, the Bank’s policy is to lend up to 90% of the appraised value of the property securing the loan. The Bank applies the same standards to residential loans purchased in the secondary market.

Commercial Real Estate Loans

The Bank also originates commercial real estate loans. From September 30, 2006, to September 30, 2007, commercial real estate loans decreased from $30,027,000 to $23,362,000, with the percentage of commercial real estate loans to total loans decreasing from 8.0% to 6.6%. These loans consisted of construction and permanent loans secured by mortgages on mid-size commercial real estate and farms. Of these loans, approximately $11.1 million are secured by agricultural real estate. The terms of commercial real estate loans vary from loan to loan but are usually five-year adjustable-rate loans with terms of 20 to 25 years. The loan-to-value ratio of commercial real estate loans is generally 75% or less.

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

The Bank’s underwriting criteria are designed to evaluate and minimize the risks of each construction loan. The Bank carefully considers a wide variety of factors before originating a construction loan, including the availability of permanent financing or a takeout commitment to the borrower (which may be provided by the Bank at market rates); the reputation of the borrower and the contractor; independent valuations and reviews of cost estimates; pre-construction sale information; and cash flow projections of the borrower. Inspections of construction sites are made by the Bank on a timely basis to verify progress made to date as a further reinforcement of its conservative lending policy. To reduce the risks inherent in construction lending, the Bank limits the number of properties that can be constructed on a “speculative” or unsold basis by a developer at any one time and generally requires the borrower or its principals to personally guarantee repayment of the loan.

Consumer and Other Loans

Federal laws and regulations permit a federally-chartered savings institution to make secured and unsecured consumer loans including home equity loans (loans secured by the equity in the borrower’s residence, but not necessarily for the purpose of improvement), home improvement loans (loans secured by a residential second mortgage), loans secured by deposit accounts, and credit card loans (unsecured). The Bank offers all of these types of loans and is currently emphasizing home equity loans to take advantage of the adjustable interest rate feature of this type of loan versus the mortgage product. These loans also carry a higher rate of interest than conventional mortgages, thereby increasing the profit potential while reducing the interest rate risk.

Loan Portfolio Cash Flows

The following table sets forth the estimated maturity of the Bank’s loan portfolios by type of loan at September 30, 2007. The estimated maturity reflects contractual terms at September 30, 2007. Contractual principal repayments of loans do not necessarily reflect the actual term of the Bank’s loan portfolios. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of “due on sale” clauses. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

	Due in One Year or Less	One Year Through Five Years	Due After Five Years	Total
	(In thousands)
Type of Loan:
Construction loans:
Residential real estate	$1,902	$-	$-	$1,902
Commercial	-	-	-	-
Real estate loans:
Mortgage-residential	1,385	10,201	299,310	310,896
Commercial	3,836	1,096	18,430	23,362
Installment loans:
Consumer	1,679	5,572	514	7,765
Commercial	5,973	2,047	579	8,599
Total	$14,775	$18,916	$318,833	$352,524

The following table sets forth the total amount of loans due after one year from September 30, 2007, which have a fixed rate or an adjustable rate.

Loans Due
October 1, 2008 and thereafter
(Dollars in Thousands)
Fixed	Adjustable	Total at September 30, 2007
$86,684	$251,065	$337,749

Loan Portfolio Composition

The following table sets forth the composition of the Bank’s loan portfolios by type of loan at the dates indicated. The table includes a reconciliation of total net loans receivable, after consideration of undisbursed portion of loans, deferred loan fees and discounts, and allowance for losses on loans.

	At September 30,
	2007		2006		2005		2004		2003
TYPE OF LOAN	AMOUNT	%	AMOUNT	%	AMOUNT	%	AMOUNT	%	AMOUNT	%
Residential:	(dollars in thousands)
1-4 family units	$286,022	81.1%	$303,089	80.4%	$290,833	80.4%	$290,002	79.2%	$303,062	83.2%
Over 4 family units	2,128	0.6%	1,031	0.3%	2,105	0.6%	2,401	0.7%	2,593	0.7%
Commercial real estate	23,362	6.6%	30,027	8.0%	19,752	5.4%	22,447	6.1%	14,750	4.1%
Land acquisition and
development	3,683	1.0%	3,824	1.0%	2,442	0.7%	1,683	0.5%	1,480	0.4%
Consumer and other loans	36,781	10.5%	38,303	10.1%	45,822	12.7%	48,785	13.3%	41,748	11.5%
Loans on deposits	548	0.2%	793	0.2%	739	0.2%	675	0.2%	521	0.1%
	352,524	100.0%	377,067	100.0%	361,693	100.0%	365,993	100.0%	364,154	100.0%
Less:
Undisbursed portion
of loans	1,574		2,734		3,361		2,440		3,467
Deferred loan fees and
discounts	886		1,070		1,216		1,434		1,623
	2,460		3,804		4,577		3,874		5,090
Total loans receivable	350,064		373,263		357,116		362,119		359,064

Allowance for losses
on loans	1,834		1,898		1,967		1,958		2,111
Net loans	$348,230		$371,365		$355,149		$360,161		$356,953

Origination, Purchase and Sale of Loans and Loan Concentrations

The Bank originates residential loans in conformity with standard underwriting criteria to assure maximum eligibility for possible resale in the secondary market. Although the Bank has authority to lend anywhere in the United States, it has confined its loan origination activities primarily in the Bank’s service areas.

Loan originations are developed from a number of sources, primarily from referrals from real estate brokers, builders, and existing and walk-in customers.

The Bank’s mortgage loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. The loan committees of the Bank can approve residential and commercial loans ranging up to $500,000. The Bank’s Board of Directors must approve loans exceeding $500,000. The Bank utilizes independent qualified appraisers approved by the Board of Directors to appraise the properties securing loans and requires title insurance or title opinions so as to insure that the Bank has a valid lien on the mortgaged real estate. The Bank requires borrowers to maintain fire and casualty insurance on its secured properties.

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

Consumer loans are underwritten on the basis of the borrower’s credit history and an analysis of the borrower’s income and expenses, ability to repay the loan, and the value of the collateral, if any. A consumer loan officer must approve consumer loans. Consumer loan originations currently are being generated primarily through advertising.

Currently, it is the Bank’s policy to originate both fixed-rate and adjustable-rate loans, provided all such loans are eligible for sale in the secondary market. The Bank is currently active in the secondary market and sells the majority of its fixed rate loan products.

The following table shows mortgage and other loan origination, purchase, and repayment activity for the Bank during the periods indicated:

	Years Ended September 30
	2007	2006	2005
	(Dollars in thousands)

Mortgage loans originated for the purpose of:
Construction	$2,168	$12,224	$7,974
Purchase/refinance	41,823	64,557	64,454
Consumer and other loans originated	17,265	28,595	16,920
Total loans originated	61,256	105,376	89,348
Loan credits:
Loans sold	6,122	4,474	5,604
Principal repayments and other adjustments	77,575	84,231	88,320
Other:
Provision for losses on loans	77	56	67
Amortization of loan fees	(352)	(381)	(487)
Loan foreclosures, net	1,011	780	856
	736	455	436
Total credits, net	78,311	84,686	88,756
Net increases (decreases) in mortgage and other loans receivable, net	$(23,177)	$16,216	$(5,012)

Interest Rates, Points and Fees

The Bank realizes interest, point, and fee income from their lending activities. The Bank also realizes income from commitment fees for making commitments to originate loans, from prepayment and late charges, loan fees, application fees, and fees for other miscellaneous services.

The Bank accounts for loan origination fees in accordance with the Statement of Financial Accounting Standards on Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans (“SFAS No. 91”) issued by the Financial Accounting Standards Board (the “FASB”). SFAS No. 91 prohibits the immediate recognition of loan origination fees as revenues and requires that such income (net of certain direct loan origination costs) for each loan be amortized, generally by the interest method, over the estimated life of the loan as an adjustment of yield.

The Bank also realizes income from gains on sales of loans, and servicing fees for loans sold with servicing retained.

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

Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as “real estate owned” until it is sold. When property is so acquired, it is recorded at the lower of loan balance or fair market value at the date of acquisition. Periodically, real estate owned is reviewed to ensure that net realizable value is not less than carrying value, and any allowance resulting therefrom is charged to operations as a provision for loss on real estate owned. All costs incurred in maintaining the property from the date of acquisition are expensed.

The following table reflects the amount of loans in delinquent status at September 30, 2007.

	Loans Delinquent For
	30-59 Days			60-89 Days			90 Days and Over
			Percent			Percent			Percent
			of Loan			of Loan			of Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
Real estate:	(Dollars in thousands)
One to four family	19	$1,266	0.44%	8	$349	0.12%	14	$796	0.28%
Non-residential	-	-	0.00%	-	-	0.00%	1	78	0.34%

Consumer	18	571	1.55%	1	3	0.01%	6	129	0.35%

Total	37	$1,837	0.52%	9	$352	0.10%	21	$1,003	0.28%

The following table sets forth the Bank’s nonperforming assets at the dates indicated.

	At September 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Nonaccrual loans	$1,003	$565	$1,042	$493	$1,127
Loans past due 90 days and
still accruing	-	-	126	26	90
	1,003	565	1,168	519	1,217
Real estate owned, net
of allowance	986	709	1,061	940	854
Total nonperforming
assets	$1,989	$1,274	$2,229	$1,459	$2,071

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

The increase in nonaccrual loans since September 30, 2006 is primarily from the 1 to 4 family portion of the loan portfolio, and management believes the amount of nonaccrual loans has been appropriately considered in determining the adequacy of the allowance for loan and real estate owned (“REO”) losses at September 30, 2007. There have been no significant changes in potential problem loans since September 30, 2006. Net charge-offs for the years ended September 30, 2007 and 2006 were $142,000 and $124,000, respectively.

Interest income that would have been recognized for the year ended September 30, 2007, if nonaccrual loans had been current in accordance with their original terms, approximated $61,000. Interest income that would have been recognized on such loans for the year ended September 30, 2006, approximated $33,000. At September 30, 2007 the Bank had $501,000 of loans that were deemed impaired in accordance with Statement of Financial Accounting Standards No. 114. Refer to Note 5 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Federal regulations require savings associations to review their assets on a regular basis and to classify them as: special mention; substandard; doubtful and loss. Loans classified as special mention are loans which currently do not expose the Bank to an unusual risk of loss, but based on information available require the attention of management. This classification usually includes loans secured by unusual collateral, loans with documentary items that are being addressed by counsel, and relatively large loans where the borrower has had a history of delinquent payments and the collateral has a cash flow shortfall, however, the borrower has continued to service the debt.

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

Loans classified as special mention, substandard or doubtful do not necessarily require specific reserves. Individual loan balances may be classified in one or more categories based on management’s analysis and estimate of the risk underlying each individual situation.

In accordance with the federal regulations, the Bank’s management continually reviews the mix and delinquency status of its loan portfolio and classifies those loans it deems appropriate.

As of September 30, 2007, loan balances were classified by the Bank as follows:

At September 30, 2007
(In Thousands)
Loss	$-
Doubtful	-
Substandard	4,081
Special Mention	294
Total Classified Assets	$4,375

Allowance for Losses on Loans

The allowances for loan losses represent amounts available to absorb inherent losses in the loan portfolios. The allowance is based on management’s continuing review of the portfolios, historical charge-offs, current economic conditions, and such other factors, which in management’s judgment deserve recognition in estimating possible losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgment about the information available to them at the time of their examination. Provisions for losses are charged to earnings to bring the allowance to levels considered necessary by management. Losses are charged to the allowance when considered probable. As of September 30, 2007 allowance for losses on loans was $1,834,000. Overall, the general composition of the loan portfolio has remained similar to the prior year with no significant shift of risk between components of the loan portfolio that would impact the calculation of the allowance for loan losses. The Bank’s management believes that the allowance is adequate to absorb known and inherent losses in the portfolios. No assurance can be given, however, that economic conditions which may adversely affect the Bank’s markets or other circumstances will not result in additions to the allowance for loan and real estate owned losses.

The following table presents an allocation of the Bank’s allowance for loan losses at the dates indicated and the percentage of loans in each category to total loans.

	September 30,
	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Balance at end of period applicable to:	(Dollars in thousands)
Residential Mortgage Loans	$1,229	81.7%	$1,212	80.7%	$1,380	87.8%	$1,588	87.8%	$1,634	82.1%
Commercial/ Commercial Real
Estate Loans	423	7.7%	368	9.0%	276	6.1%	231	8.8%	166	5.8%
Consumer Loans	182	10.6%	318	10.4%	311	6.1%	140	3.4%	311	12.1%
Total	$1,834	100.0%	$1,898	100.0%	$1,967	100.0%	$1,959	100.0%	$2,111	100.0%

The following table is a summary of activity in the Bank’s allowance for loan losses for the periods indicated.

Summary of Loan Loss Experience	Years ended September 30,
	2007	2006	2005	2004	2003
Balance of loan loss allowance at	(Dollars in Thousands)
beginning of year	$1,898	$1,967	$1,959	$2,111	$2,117
Charge-offs
Residential	76	86	7	4	25
Commercial real estate	-	-	-	144	-
Commercial	21	-	-	-	395
Consumer	52	48	87	93	138
Total Charge-offs	149	134	94	241	558
Recoveries
Residential	4	-	-	-	-
Consumer	4	9	35	49	15
Total Recoveries	8	9	35	49	15
Net Charge-offs (Recoveries)	141	125	59	192	543
Provision for loan losses	77	56	67	40	537
Balance of loan loss allowance at
end of year	$1,834	$1,898	$1,967	$1,959	$2,111
Ratio of net charge-offs to average
loans outstanding	0.04%	0.01%	0.02%	0.05%	0.14%

Investment Activities

Federal thrift institutions, such as the Bank, have authority to invest in various types of liquid assets, including United States Treasury obligations and securities of various federal agencies, certificates of deposit at insured banks, bankers’ acceptances and federal funds. As a member of the FHLB System, the Bank must maintain minimum levels of liquid assets specified by the OTS, which vary from time to time. Subject to various regulatory restrictions, federal thrift institutions may also invest a portion of their assets in certain commercial paper, corporate debt securities and mutual funds whose assets conform to the investments that a federal thrift institution is authorized to make directly.

The carrying values of the Bank’s investment securities, including its liquid assets, as of the dates indicated are presented in the following table.

	At September 30,
	2007	2006	2005
	(Dollars in thousands)

Interest-bearing deposits and certificates of deposit (1)	$9,145	$9,394	$3,467
U.S. government and federal agency securities
Available for sale	71,826	75,538	76,041
Mortgage-backed securities
Held to Maturity	423	568	751
Available for sale	4,355	5,618	7,604
Stock in FHLB of Indianapolis	4,404	4,568	4,888
Other
Available for sale (2)	10,419	12,485	14,035

Total investments	$100,572	$108,171	$106,786

____________________________
(1)
In Interest-bearing accounts at FHLB of Indianapolis of $6,334 and $243 of bank deposits, insured certificates of deposit of $2,568 at September 30, 2007; In Interest-bearing accounts at FHLB of Indianapolis of $4,346, insured certificates of deposit of $5,048 at September 30, 2006; Insured certificates of deposit at September 30, 2005.

(2)
In State and Municipal obligations at September 30, 2007 and 2006; Van Kampen Prime Income Fund of $2,464, Van Kampen Senior Income Trust of $1,397, State and Municipal obligations of $10,174 at September 30, 2005.

The following table sets forth information regarding the maturity distribution of investment securities at September 30, 2007, and the weighted average rate on those securities.

	At September 30, 2007
	Available for Sale			Held to Maturity
		Weighted	Approximate		Weighted	Approximate
	Amortized	Average	Fair	Amortized	Average	Fair
Maturity Distribution at September 30:	Cost	Coupon	Value	Cost	Coupon	Value
	(Dollars in thousands)
Due in one year or less	$17,111	3.58%	$17,026	$-		$-
Due after one through five years	46,531	4.13%	46,298	-		-
Due after five through ten years	17,744	4.71%	17,675	-		-
Due after ten years	1,278	4.04%	1,245	-		-
	82,664		82,244	-		-
Mortgage-backed securities	4,438	4.31%	4,356	423	5.44%	425
Marketable equity securities	-		-	-		-
Total	$87,102		$86,600	$423		$425

Sources of Funds

General

Deposits have traditionally been the primary source of funds of the Bank for use in lending and investment activities. In addition to deposits, the Bank derives funds from loan prepayments and income on interest-earning assets. While income on interest-earning assets is a relatively stable source of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, money market conditions, and levels of competition.

Deposits

Deposits are attracted principally from within the Bank’s primary market areas through the offering of a variety of deposit instruments, including passbook and statement accounts and certificates of deposit ranging in terms from three months to five years. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit and the interest rate. The Bank also offers individual retirement accounts (“IRA’s”).

The Bank’s policies are designed primarily to attract deposits from local residents rather than to solicit deposits from areas outside its primary markets. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

A major determinant of the Bank’s average cost of funds is the distribution of the Bank’s accounts by interest rate paid. An important indicator of the Bank’s stability of lendable funds is the distribution of the Bank’s accounts by maturity.

Average deposits and rates by category for the previous three years ended December 31 are as follows:

	Years Ended September 30
	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposits	$14,143	-	$12,683	-	$11,190	-
Interest bearing demand deposits	85,158	1.80%	96,059	1.45%	103,399	0.94%
Savings deposits	45,000	0.72	49,735	0.71	55,905	0.61
Time deposits	218,388	4.38	209,568	3.74	201,766	3.07
Totals	$362,689	3.15%	$368,045	2.60%	$372,260	2.02%

The following table lists maturities of certificates of deposits where the balance of the certificate exceeds $100,000 for the periods indicated. None of these certificates was a brokered deposit.

At September 30,
2007
(Dollars in Thousands)
3 months or less	$18,652
over 3-6 months	9,285
over 6-12 months	7,750
over 12 months	7,732
Total	$43,419

For information on the amounts of certificate accounts at September 30, 2007, maturing during the next five years, see Note 7 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Borrowings

As a member of the FHLB System and the FHLB of Indianapolis, the Bank is eligible to arrange borrowings or advances for various purposes and on various terms. As of September 30, 2007, 2006 and 2005 the Bank had outstanding advances from the FHLB of Indianapolis of $53,480,000, $59,155,000, and $59,250,000, respectively. For the maturity breakdown of these long-term instruments, see Note 9 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Reverse repurchase agreements, another source of borrowing for Peoples Federal, are retail obligations of Peoples Federal with a maturity of 90 days or less, and are generally secured with specific investment securities owned by Peoples Federal.

The following tables set forth certain information as to the Bank’s short-term borrowings consisting of reverse repurchase agreements for the periods and at the dates indicated. Average balances and average interest rates are based on month-end balances.

	Years Ended September 30,
	2007	2006	2005
	(Dollars in thousands)

Average balance of short-term borrowings	$631	$767	$2,138
Highest month-end balance of total short-term borrowings	1,092	1,524	3,771
Weighted average interest rate of total short-term borrowings	2.58%	2.20%	1.55%

	At September 30,
	2007	2006	2005
	(Dollars in thousands)
Reverse Repurchase agreements	$1,001	$518	$642
Bank overdraft	-	-	239
Total short-term borrowings	$1,001	$518	$881

Weighted average interest rate	2.56%	2.00%	1.38%

Trust Department

In October 1984, the FHLB of Indianapolis granted full trust powers to Peoples Federal, one of the first savings institutions in Indianato be granted such powers. As of September 30, 2007, Peoples Federal’s trust department assets totaled approximately $81,785,000 including self-directed Individual Retirement Accounts (“IRA’s”), and it was offering a variety of trust services including estate planning. As of that date, the trust department was administering approximately 625 trust accounts, including estates, guardianships, revocable and irrevocable trusts, testamentary trusts, and self-directed IRA’s. The trust department also offers and administers self-directed IRA’s and Simplified Employee Pension IRA’s for small businesses. The trust department provides a needed service to the communities served by Peoples Federal, as well as generating fee income which is largely unaffected by interest rate fluctuations.

Non-Bank Subsidiary

Peoples Financial Services, Inc. (“PFSI”) was organized in 1977 under the laws of the State of Indiana. It is wholly owned by Peoples Federal and conducts a general insurance business within the State of Indiana under the name of Peoples Insurance Agency. During fiscal years ended September 30, 2007 and 2006, PFSI recorded total income of $55,400 and $58,335, respectively, with net income for such periods amounting to $8,167 and $4,625, respectively.

PFDC Investments, Inc. (“PFDCI”) was organized in March of 2006 under the laws of the State of Nevada. It is wholly owned by Peoples Federal and its assets consist solely of certain investment securities and cash. At September 30, 2007 PFDCI had $53.5 million of assets. Net income for the period was $1.4 million.

Alpha Financial, Inc. (“Alpha Financial”) was organized under the laws of the state of Michigan in 1975 as a wholly owned subsidiary of First Savings. First Savings’ investment in Alpha Financial, Inc. was $251,800 at September 30, 2007. The assets of Alpha Financial consist of cash and seven percent of the stock of MBT Title Services, which reinsures credit life insurance policies written on the lives of borrowers of various financial institutions. Alpha Financial is now a wholly owned subsidiary of Peoples Federal as a result of the October 2007 merger of First Savings into Peoples Federal.

Employees

As of September 30, 2007, the Bank employed 130 persons on a full-time basis and 30 persons on a part-time basis. The Bank’s employees are not represented by any collective bargaining group, and management considers its relations with its employees to be excellent. The holding company has no employees.

Regulation - General

The Company, as a savings and loan holding company, and the Bank, as a federally chartered savings association are subject to extensive regulation by the OTS and the FDIC. The lending activities and other investments of the Bank must comply with various federal regulatory requirements, and the OTS periodically examines the Bank for compliance with various regulatory requirements and for safe and sound operations. The FDIC also has the authority to conduct examinations. The Bank must file reports with the OTS describing its activities and financial condition and is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System. This supervision and regulation is intended primarily for the protection of depositors and the deposit insurance funds and not for the protection of stockholders of the Company. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

Regulation of the Company

General

The Company is a savings and loan holding company as defined by the Home Owners’ Loan Act, as amended (the “HOLA”). As such, the Company is registered with the OTS and is subject to OTS regulation, examination, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates. The Company also is required to file certain reports with, and otherwise comply with, the rules and regulations of the SEC under the federal securities laws.

Activities Restriction

The Company is a unitary savings and loan holding company. Prior to the enactment of the Gramm-Leach-Bliley Act in 1999, there were no restrictions on the permissible business activities of a unitary savings and loan holding company. The Gramm-Leach-Bliley Act included a provision that prohibits any new unitary savings and loan holding company, defined as a company that acquires a thrift after May 4, 1999, from engaging in commercial activities. Due to these restrictions, the Company is authorized to engage only in those activities that are permissible for a financial holding company or a multiple savings and loan holding company. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulations.

The Home Owners’ Loan Act provides that, among other things, a multiple savings and loan holding company may not, either directly or acting through a subsidiary that is not a savings association, conduct any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association, (iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) those activities in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987, or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS before a multiple savings and loan holding company may engage in such activities.

Notwithstanding the above rules as to permissible business activities of savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the qualified thrift lender test, then such holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the holding company were a bank holding company and the Bank were a bank. See “Qualified Thrift Lender Test.” At October 1, 2007, the Bank’s asset composition was in excess of that required to qualify as a qualified thrift lender.

Restrictions on Acquisitions

Savings and loan holding companies are prohibited from acquiring, without prior approval of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 25% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the voting shares of an undercapitalized savings institution pursuant to a “qualified stock issuance” without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a “qualified stock issuance,” the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company’s other subsidiaries must have tangible capital of at least 6.5% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings institution, and transactions between the savings institution and the savings and loan holding company and any of its affiliates must conform to Section 11 of the Home Owners’ Loan Act and Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning by proxy or otherwise more than 25% of such company’s stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act’s stated goals include enhancing corporate responsibility, increasing penalties for accounting and auditing improprieties at publicly traded companies and protecting investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”).

Among other things, the Sarbanes-Oxley Act creates the Public Company Accounting Oversight Board as an independent body subject to SEC supervision with responsibility for setting auditing, quality control and ethical standards for auditors of public companies. The Sarbanes-Oxley Act also requires public companies to make faster and more extensive financial disclosures, requires the chief executive officer and chief financial officer of public companies to provide signed certifications as to the accuracy and completeness of financial information filed with the SEC, and provides enhanced criminal and civil penalties for violations of the federal securities laws.

The Sarbanes-Oxley Act also addresses functions and responsibilities of audit committees of public companies. The statute makes the audit committee directly responsible for the appointment, compensation and oversight of the work of the company’s outside auditor, and requires the auditor to report directly to the audit committee. The Sarbanes-Oxley Act authorizes each audit committee to engage independent counsel and other advisors, and requires a public company to provide the appropriate funding, as determined by its audit committee, to pay the company’s auditors and any advisors that its audit committee retains. The Sarbanes-Oxley Act also requires public companies to include an internal control report and assessment by management, along with an attestation to this report prepared by the company’s registered public accounting firm, in their annual reports to stockholders.

The Company expects to incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations.

Other Recent Legislative Developments

The Securities and Exchange Commission in 2006 adopted significant changes to its proxy statement disclosure rules relating to executive compensation. Among other things, several tables, more detailed narrative disclosures, and a new compensation discussion and analysis section are required in proxy statements. These changes have required and will require a significant commitment of managerial resources and will result in increased costs to us which could adversely affect results of operations, or cause fluctuations in results of operations, in the future.

Regulation of the Bank

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Indianapolis, the Bank is required to acquire and hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (i.e., borrowings) from the FHLB of Indianapolis, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Indianapolis stock at September 30, 2007, of $4,403,900.

The FHLB of Indianapolis serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members secured by certain prescribed collateral in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Indianapolis. Long-term advances may only be made for the purpose of providing funds for residential housing finance. Members must meet standards of community investment or service established by the FHLB of Indianapolis in order to maintain continued access to long-term advances. As of September 30, 2007, the Bank had advances totaling $53,480,000 outstanding. See Item 1. Business – Sources of Funds – “Borrowings.”

Qualified Thrift Lender Test

Savings institutions must meet a qualified thrift lender (“QTL”) test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a “domestic building and loan association” in section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the “Code”). If the Bank maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association (“DBLA”), it will continue to enjoy full borrowing privileges from the FHLB. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of September 30, 2007, the Bank was in compliance with its QTL requirements and met the definition of a domestic building and loan association.

Branching

Subject to certain limitations, the HOLA and the OTS regulations currently permit federally chartered savings institutions such as the Bank to establish branches in any state of the United States. Federal savings associations with branches in more than one state must satisfy either the QTL or the DBLA test on a state-by-state basis. The authority for a federal savings institution to establish an interstate branch network would facilitate a geographic diversification of the institution’s activities. This authority under the HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings institutions.

Regulatory Capital Requirements

Under OTS capital regulations, savings institutions must maintain “tangible” capital equal to 1.5% of adjusted total assets, “core” capital equal to 4% of adjusted total assets and “total” capital (a combination of core and “supplementary” capital) equal to 8% of risk-weighted assets. In addition, OTS regulations impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system).

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

At September 30, 2007, the Bank exceeded all regulatory minimum capital requirements. See Note 16 to the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for the Company’s actual and required capital amounts and ratios.

Insurance Deposit Accounts

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

Deposit accounts in the Bank are insured by the DIF within prescribed statutory limits which generally provide a maximum of $100,000 coverage for each insured account. This coverage amount is subject to adjustment for inflation beginning in 2010 and every succeeding five years. As a condition to such insurance, the FDIC is authorized to issue regulations and, in conjunction with the OTS, conduct examinations and generally supervise the operations of its insured members.

The FDIC’s deposit insurance premiums are assessed through a risk based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e. a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk weighted assets (“Tier 1 risk based capital”) of at least 6% and a total risk-based capital ratio of at least 10%) pay the lowest premium while institutions that are less than adequately capitalized (i.e. core or Tier 1 risk based capital ratio of less than 4% or a total risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually.

In addition to the assessment for deposit insurance, savings institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor to the DIF. By law, payments on Financing Corporation obligations have been shared by the members of the insurance funds since January 1, 2000. The Bank’s annual deposit insurance premium for the year ended September 30, 2007, including the Financing Corporation payments, was approximately $45,000 based upon its current risk classification and the assessment schedule for insured institutions. These premiums are subject to change in future periods.

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

Federal Reserve System

Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves against its transaction accounts (primarily checking and NOW accounts) and non-personal money market accounts. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of September 30, 2007, the Bank met its reserve requirements.

Dividend and Other Capital Distribution Limitations

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

Affiliate Restrictions

Transactions between a savings association and its “affiliates” are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association’s holding company and companies that are under common control with the savings association.

In general, Sections 23A and 23B and OTS regulations issued in connection therewith limit the extent to which a savings association or its subsidiaries may engage in certain “covered transactions” with affiliates to an amount equal to 10% of the association’s capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings association and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate.

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

The OTS regulation generally excludes all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the OTS or the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) decides to treat such subsidiaries as affiliates. The regulation also requires savings associations to make and retain records that reflect affiliate transactions in reasonable detail, and provides that certain classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

Standards for Safety and Soundness

Under applicable regulatory requirements, the Bank is required to prescribe standards, by regulation or guideline, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, operational and managerial standards as the agencies deem appropriate. The OTS and the federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to the statute. The safety and soundness guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, asset quality and earnings standards, and fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks associated with each aspect of an institution’s operations. The guidelines also prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

With respect to asset quality and earnings standards, a savings institution would be required to maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves.

Prompt Corrective Action

The prompt corrective action regulation of the OTS requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings bank that falls within certain undercapitalized capital categories specified in the regulation.

The regulation establishes five categories of capital classification: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under the regulation, the risk-based capital, leverage capital, and tangible capital ratios are used to determine an institution’s capital classification. At September 30, 2007, the Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations.

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

Real Estate Lending Standards

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

Federal Consumer Credit and Non-Discrimination Legislation

The Bank’s mortgage lending activities are subject to the provisions of various federal and state statutes, including, among others, the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, the Fair Housing Act and the regulations promulgated thereunder. These statutes and regulations, among other things, prohibit discrimination on the basis of race, gender or other designated characteristics, prohibit unfair and deceptive trade practices, require the disclosure of certain basic information to mortgage borrowers concerning credit terms and settlement costs, and otherwise regulate terms and conditions of credit and the procedures by which credit is offered and administered. Each of the foregoing statutes provides for various administrative, civil and, in limited circumstances, criminal enforcement procedures, and violations thereof may also lead to class actions seeking actual and/or punitive damages.

Community Reinvestment Act and Fair Lending Developments

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A savings association may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take into account compliance with such laws and CRA obligations when regulating and supervising other activities.

A savings association’s compliance with its CRA obligations is based on a performance-based evaluation system that bases CRA ratings on an institution’s lending service and investment performance. When a holding company applies for approval to acquire another financial institution or financial institution holding company, the OTS will review the assessment of each subsidiary savings association of the applicant; and such records of CRA Examinations may be the basis for denying the application. As of the latest CRA Examinations, the Bank received a rating of “satisfactory” in complying with the CRA obligations.

USA PATRIOT Act of 2001

On October 26, 2001, President Bush signed the USA PATRIOT Act of 2001 (the “PATRIOT Act”). The PATRIOT Act, among other things, is intended to strengthen the ability of U.S.law enforcement to combat terrorism on a variety of fronts. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all the following matters, among others: money laundering, suspicious activities and currency transaction reporting, and currency crimes. Many of the provisions in the PATRIOT Act were to have expired December 31, 2005, but the U.S. Congress authorized renewals that extended the provisions until March 10, 2006. In early March 2006, the U.S. Congress approved the USA PATRIOT Improvement and Reauthorization Act of 2005 (the “Reauthorization Act”) and the USA PATRIOT Act Additional Reauthorizing Amendments Act of 2006 (the “PATRIOT Act Amendments”), and they were signed into law by President Bush on March 9, 2006. The Reauthorization Act makes permanent all but two of the provisions that had been set to expire and provides that the remaining two provisions, which relate to surveillance and the production of business records under the Foreign Intelligence Surveillance Act, will expire in four years. The PATRIOT Act Amendments include provisions allowing recipients of certain subpoenas to obtain judicial review of nondisclosure orders and clarifying the use of certain subpoenas to obtain information from libraries. We do not anticipate that these changes will materially affect our operations.

Federal and State Taxation

Federal Taxation

Savings institutions that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended, are permitted to establish reserves for bad debts and to make annual additions which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction is computed under the experience method.

In addition to the regular income tax, corporations, including savings institutions, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation’s regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation’s regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

A portion of our reserves for losses on loans which are presented on the statement of financial condition of retained earnings, may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder, including distributions on redemption, dissolution or liquidation, or for any other purpose except to absorb bad debt losses. As of September 30, 2007, the portion of our reserves subject to this treatment for tax purposes totaled approximately $8,102,000. We file consolidated federal income tax returns with our subsidiaries on a fiscal year basis using the accrual method of accounting. We have not been audited by the IRS during the last five fiscal years.

Indiana Taxation

The State of Indiana imposes an 8.5% franchise tax on corporations transacting the business of a financial institution in Indiana. Included in the definition of corporations transacting the business of a financial institution in Indiana are holding companies of thrift institutions, as well as thrift institutions. Net income for franchise tax purposes will constitute federal taxable income before net operating loss deductions and special deductions, adjusted for certain items, including Indiana income taxes and bad debts. Other applicable Indiana taxes include sales, use and property taxes.

Michigan Taxation

The State of Michigan has tax filing requirements that require the Company to file separate tax returns based upon its activity in Michigan. The Michigan taxable income base is determined by beginning with federal taxable income with several adjustments to determine Michigan taxable income. This income is then multiplied by the effective Michigan tax rate. Michigan allows certain credits to be used to offset the Michigan liability.

Item 1A.  Risk Factors

In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the following factors that could materially adversely affect the Company’s operating results and financial condition. These risks and uncertainties are not necessarily the only ones the Company may face.

Changes in interest rates could have an adverse impact on our results of operations and financial condition.

The earnings and financial condition of the Company are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of the spread between interest earned on loans and investments and interest paid on deposits and borrowings could adversely affect our earnings and financial condition.

Interest rates are highly sensitive to many factors including:

•	The rate of inflation;
•	Economic conditions;
•	Federal monetary policies;
•	Stability of domestic and foreign markets.

Changes in market interest rates will also affect the level of prepayments on loans as well as the payments received on mortgage backed securities, requiring the reinvestment at lower rates than the loans or securities were paying.

The Bank originates a significant amount of residential mortgage loans for sale and for our portfolio. The origination of residential mortgage loans is highly dependent on the local real estate market and the level of interest rates. Increasing interest rates tend to reduce the origination of loans for sale and consequently fee income, which we report gain on sale of loans. Conversely, decreasing interest rates have the effect of causing clients to refinance mortgage loans faster than anticipated. This causes the value of mortgage servicing rights on the loans sold to be lower than originally anticipated. If this happens, the Company may be required to write down the value of our mortgage servicing rights faster than anticipated, which will increase expense and lower earnings.

The Company’s exposure to credit risk due to the nature of the Company’s loan business makes it vulnerable to an adverse effect on its financial condition.

    The Company’s earnings and financial condition may be adversely affected if the Company fails to adequately manage credit risk. The Company’s primary business is the origination and underwriting of loans. This business requires the Company to take “credit risk” which is the risk of losing principal and interest income because borrowers fail to repay their loans. The ability of borrowers to repay their loans and the value of collateral securing such loans may be affected by a number of factors including:

•	A slowdown in the local economy where the Company’s markets are located or the national economy;
•	A downturn in the business sectors in which the Company’s loan customers operate;
•	A rapid increase in interest rates.

An inability to access the Company’s sources of liquidity when needed could adversely affect its financial condition and results of operation.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of the Company is used to make loans and to repay deposit liabilities as they become due or are demanded by customers. Liquidity policies and limits are established by the Board of Directors with limits monitored by the Asset/Liability committee.

The Company’s sources of liquidity include both local deposits and wholesale funding sources. Wholesale funding sources include Federal Home Loan Bank advances, Federal Funds purchased, securities sold under repurchase agreements, and brokered or other out-of-market certificate of deposit purchases. Also the Company maintains a portfolio of securities that can be used as a secondary source of liquidity. Other sources of liquidity that may be available if necessary include the sale or securitization of loans, the issuance of additional collateralized borrowings beyond those currently utilized with the Federal Home Loan Bank, the issuance of debt securities and the issuance of preferred or common securities in public or private transactions.

The inability of the Company to access the above listed sources of liquidity when needed could cause the Bank to be unable to meet customer needs, which could adversely impact its financial condition, results of operations, cash flow, or regulatory capital levels.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.

The Company operates its banking units within the geographic area comprised of northeast Indiana and southern Michigan. Weaknesses in this geographic market area could be caused by such factors as an increase in the unemployment rate, a decrease in real estate values, or significant increases in interest rates. Any such weakness could have a negative impact on our earnings and financial condition because:

•	Demand for our products and services may go down;
•	Borrowers may be unable to make payments on their loans;
•	The value of collateral securing loans may decline;
•	The overall quality of the loan portfolio may decline;
•	Local market-area deposits may decline, impacting the Company’s cost of funding and its liquidity.

Strong competition may limit growth and profitability.

Competition in the Company’s market area may reduce the Company’s ability to originate loans and attract and retain deposits. The Company faces competition both in originating loans and attracting deposits. Competition is intense in the financial services industry. The Company competes in its market area by offering superior service and competitive rates and products. The type of institutions the Company competes with include large regional commercial banks, smaller community banks, savings institutions, mortgage banking firms, credit unions, finance companies, brokerage firms, insurance agencies and mutual funds. As a result of their size and ability to achieve economies of scale, certain of the Company’s competitors can offer a broader range of products and services than the Company can offer. To stay competitive in its market area, the Company may need to adjust the interest rates on its products to match rates of its competition, which will have a negative impact on net interest margin. The Company’s continued profitability depends on its ability to continue to effectively compete in its market areas.

Our earnings could be adversely impacted by incidences of fraud and compliance failures that are not always within our direct control.

The Company processes transactions on a daily basis and is exposed to numerous types of risks resulting from inadequate or failed internal processes, people and systems. These risks include but are not limited to the risk of fraud by persons inside or outside the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and breaches of the internal control system and compliance requirements. The risk of loss also includes the potential legal actions that could arise as a result of operational deficiencies or as a result of noncompliance with applicable regulatory standards.

The Company has established and maintains a system of internal controls that provide management with information on a timely basis and allows for the monitoring of compliance with operational standards. While not foolproof, these systems have been designed to manage operational risks at an appropriate, cost effective level. Procedures exist that are designed to ensure that policies relating to conduct, ethics, and business practices are followed. Periodically, losses from operational risks may occur, including the effects of operational errors. Such losses are included in non-interest expense as incurred. While management continually monitors the system of internal control, as well as data processing systems and corporate-wide processes and procedures, there can be no assurance that future losses will not occur.

The Company’s operations are also dependent on the existing infrastructure, including equipment and facilities. Extended disruption of vital infrastructure as a result of fire, power loss, natural disaster, telecommunications failures, computer hacking or viruses, terrorist activity or the domestic response to such activity, or other events outside of the control of management could have a material adverse impact on the financial services industry as a whole and on the Company’s business, results of operations, cash flows and financial condition in particular. The Company has a business recovery plan but there are no assurances that such plan will work as intended or that it will prevent significant interruptions to operations.

Changes in laws, government regulation, and monetary policy may have a material effect on our results of operations.

The Company’s business may be adversely affected by changes in the regulatory environment or by changes in government policies as a whole. The earnings of financial institutions such as the Company and the Bank are affected by the policies of the regulatory authorities, including the Federal Reserve Board, which regulates the money supply, and the Office of Thrift Supervision, which regulates unitary thrift holding companies such as the Company and savings banks such as Peoples Federal.

Among the methods employed by the Federal Reserve Board are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in the reserve requirement against member bank deposits. These tools are utilized by the Federal Reserve in varying combinations to influence overall growth and distribution of bank loans, investments and deposits and they have a significant impact on interest rates charged on loans and paid on deposits. The influence of the monetary policies of the Federal Reserve Board is expected to have a continuing effect on the operating results of commercial and savings banks.

Policies, administration guidelines, and regulatory practices of the Office of Thrift Supervision and other banking regulators have a significant impact on the operations of the Bank and the Company. It is possible that certain of those regulations will negatively impact the Company’s operating results or financial condition.

An inadequate allowance for loan losses would reduce our earnings.

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

The Company’s ability to pay dividends is subject to the ability of Peoples Federal to make capital distributions to the Company.

While the Board of Directors expects to continue its policy of regular quarterly dividend payments, this dividend policy will be reviewed periodically in light of future earnings, regulatory restrictions and other considerations. No assurance can be given, therefore, that cash dividends on common stock will be paid in the future.

There is a limited market for the Company’s common stock.

Although the Company’s common stock is listed on the Nasdaq Global Market System, there has been only limited trading in the common stock. There can be no assurance that a regular and active market for the common stock will develop in the foreseeable future. See Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Investors in the shares of common stock must, therefore, be prepared to assume the risk of their investment for an indefinite period of time.

“Anti-Takeover” and “Anti-Greenmail” provisions may restrict the ability for the Company to be acquired, which may adversely affect the price of the Company’s common stock.

The Articles of Incorporation of the Company presently contain certain provisions which may be deemed to be “anti-takeover” and “anti-greenmail” in nature in that such provisions may deter, discourage or make more difficult the assumption of control of the Company by another corporation or person through a tender offer, merger, proxy contest or similar transaction or series of transactions. The overall effects of the “anti-takeover” and “anti-greenmail” provisions may be to discourage, make more costly or more difficult, or prevent a future takeover offer, prevent shareholders from receiving a premium for their securities in a takeover offer, and enhance the possibility that a future bidder for control of the Company will be required to act through arms-length negotiation with the Company’s Board of Directors. Copies of the Articles of Incorporation of the Company are on file with the Securities and Exchange Commission and the Indiana Secretary of State.

The Company’s common stock is not an insured deposit.

Investments in the shares of the Company’s common stock are not deposits insured against loss by the FDIC or any other entity.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Peoples Federal owns fifteen full-service banking offices located in Indiana and Michigan. The following table provides certain information with respect to these full-service offices:

Full Service Offices	Date Opened	Net Book Value (1)
		(Dollars in thousands)

Auburn, IN-Main Office	1973	$ 310
Avilla, IN	1980	76
Columbia City, IN-Downtown	1971	73
Columbia City, IN-North	1998	450
Garrett, IN	1972	113
Howe, IN	1998	301
Kendallville, IN	1941	335
LaGrange, IN	1972	198
Middlebury, IN	1998	572
Schoolcraft, MI	1971	43
Three Rivers, MI-Main Office	1981	327
Three Rivers, MI-Branch	1988	507
Topeka, IN	2002	441
Union, MI	1988	222
Waterloo, IN	2000	785
		$ 4,753

(1)	Of real estate at September 30, 2007.

The total net book value of Peoples Federal’s premises and equipment at September 30, 2007, was $5.6  million. This total represents the combined information for Peoples Federal and First Savings, now operating as a single bank as a result of the October 2007 merger.

Item 3.  Legal Proceedings

There are no material pending legal proceedings to which the Company, the Bank or any subsidiary is a party or to which any of their property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of securities holders during the fourth quarter of 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the NASDAQ Global Market under the symbol “PFDC.” As of December 14, 2007, the Company had 1,011 shareholders of record.

The table below shows the reported high and low sales prices of the common stock and cash dividends declared per share of common stock during the periods indicated in 2007 and 2006.

	Years Ending
	September 30, 2007			September 30, 2006
	High	Low	Dividend	High	Low	Dividend
Quarter ended:
December 31	$20.78	$17.91	$0.19	$21.62	$19.40	$0.19
March 31	20.30	18.49	0.19	22.25	19.71	0.19
June 30	20.10	18.25	0.19	21.97	19.58	0.19
September 30	19.25	15.45	0.19	21.00	15.60	0.19

The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions. Capital distributions include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the savings association’s retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; or (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice of the proposed capital distribution with the OTS. Peoples Federal paid $2.2 million and $2.8 million in dividends during the years ending September 30, 2007 and 2006, respectively.

For information relating to the Company’s common stock that is authorized for issuance under equity compensation plans, see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The line graph below compares the yearly percentage change in cumulative total shareholder return on Peoples Bancorp common stock and the cumulative total return of the NASDAQ Composite Index and the SNL Midwest Thrift Index. An investment of $100 on September 30, 2002, and the reinvestment of all dividends are assumed.

		Period Ending
Index	09/30/02	09/30/03	09/30/04	09/30/05	09/30/06	09/30/07
Peoples Bancorp	100.00	131.93	131.71	120.79	126.24	108.79
NASDAQ Composite	100.00	152.46	161.84	183.58	192.69	230.49
SNL Midwest Thrift Index	100.00	142.25	161.05	167.83	183.70	182.97

The Company completed the following common stock repurchases during the 2007 fourth quarter:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan (a)
July 1, 2007 to July 31, 2007	416	$18.26	416	101,170
August 1, 2007 to August 31, 2007	31,280	$18.62	31,280	69,890
September 1, 2007 to September 30, 2007	7,559	$18.63	7,559	62,331
	39,255	$18.62	39,255	62,331

(a)  In February 2006, the Board authorized a three-year stock repurchase program. Purchases of up to 300,000 shares of the Company’s common stock may be made in open market or in privately negotiated transactions. As of September 30, 2007, the Company had repurchased 237,669 shares and 62,331 shares may yet be purchased under the plan. This plan expires in February 2009.

Item 6.  Selected Financial Data

Selected Consolidated Financial Data of the Company

	September 30
	2007	2006	2005	2004	2003
Balance Sheet Data:
Total assets	$469,193,037	$501,353,713	$488,617,542	$491,445,300	$502,920,006
Loans receivable including loans held for sale, net	348,485,297	371,662,679	355,854,443	360,454,908	356,953,361
Investments and other interest earning assets	100,572,388	108,170,325	106,786,121	109,254,698	122,104,691
Deposits	349,291,182	375,848,729	360,243,356	370,824,854	380,115,884
Borrowed funds	54,480,511	59,672,791	60,131,225	53,421,460	56,749,653
Stockholder’s equity	62,032,964	62,775,216	65,184,382	64,991,560	63,924,854

	For Year Ended September 30
	2007	2006	2005	2004	2003
Operating Data:
Interest income	$28,659,990	$28,310,432	$26,949,339	$26,866,634	$29,748,296
Interest expense	14,559,298	12,927,583	10,463,071	10,335,942	12,147,419
Net interest income	$14,100,692	$15,382,849	$16,486,268	$16,530,692	$17,600,877
Provision for losses on loans	76,972	56,065	67,144	40,374	537,181
Net interest income after provision for losses on loans	$14,023,720	$15,326,784	$16,419,124	$16,490,318	$17,063,696
Non-Interest income	2,104,783	2,285,030	2,033,744	1,646,944	2,713,522
Non-Interest expenses	12,099,627	12,822,056	12,134,978	11,411,108	11,032,427
Income before income taxes	4,028,876	4,789,758	6,317,890	6,726,154	8,744,791
Income tax expense	1,227,460	1,537,352	2,188,283	1,991,957	2,995,486
Net income	$2,801,416	$3,252,406	$4,129,607	$4,734,197	$5,749,305

Basic income per common share	$0.89	$0.99	$1.23	$1.40	$1.67
Diluted income per common share	$0.89	$0.98	$1.22	$1.39	$1.66
Dividends per common share	$0.76	$0.76	$0.73	$0.69	$0.65

Other Data:
Average yield on all interest-earning assets	6.13%	5.96%	5.74%	5.68%	6.21%
Average cost of all interest-bearing liabilities	3.58%	3.09%	2.51%	2.45%	2.76%
Interest rate spread	2.55%	2.87%	3.23%	3.23%	3.45%

Number of full service banking offices	15	15	15	15	15
Return on assets (net income divided by average total assets)	0.57%	0.65%	0.84%	0.95%	1.14%
Return on equity (net income divided by average total equity)	4.44%	5.06%	6.31%	7.41%	9.19%
Dividend payout ratio (dividends per common share divided by net income per common share)	85.39%	76.77%	59.35%	49.29%	38.92%
Equity to assets ratio (average total equity divided by average total assets)	12.93%	12.90%	13.25%	12.87%	12.39%

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward Looking Statements

This Annual Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief, outlook, estimate or expectations of Peoples Bancorp (the “Company”), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this report are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this report identifies important factors that could cause such differences. These factors include changes in interest rates, loss of deposits and loan demand to other financial institutions, substantial changes in financial markets, changes in real estate values and the real estate market, regulatory changes, increases in compensation and employee expenses, or unanticipated results in pending legal proceedings.

Overview

Peoples Bancorp had net income of $2.80 million for the year ended September 30, 2007 compared to $3.25 million and $4.13 million for the years ended September 30, 2006 and 2005 respectively. On a diluted per share basis, Peoples Bancorp earned $0.89 per share in 2007, $0.98 per share in 2006, and $1.22 per share in 2005. The decrease in earnings was due to funding costs growing at a faster pace than asset yields.

Net interest income was $14.10 million for the year ended September 30, 2007 compared to $15.38 million and $16.49 million for the years ended September 30, 2006 and 2005 respectively. The net interest margin was 3.00%, 3.24% and 3.51% for the years ended September 30, 2007, 2006 and 2005 respectively. The decrease in margin each year has been due to declining interest rate spread. This decline was due to funding costs growing at a faster pace than asset yields.

Non-interest income was impacted by decreased gains on the sale of real estate owned and decreased fees and service charges for the year ended September 30, 2007 compared to the year ended September 30, 2006, offset by increases in net realized gains on available-for-sale securities. Fiscal 2006 non-interest income benefited from a $188,000 nontaxable gain on donated real estate.

Non-interest expenses decreased in fiscal 2007 due to overall initiatives to reduce spending, but also because 2006 expenses were higher than normal as a result of a donation by First Savings Bank in that year of appreciated real estate with a value of $200,000, a robbery loss of $84,000 during fiscal 2006, and $101,000 of expenses due to a benefits continuation agreement with the former President and CEO of First Savings Bank upon his retirement. Operating expenses, as a percentage of the Company’s total assets, were 2.58%, 2.56% and 2.48% for the fiscal year ended September 30, 2007, 2006 and 2005, respectively. The Company continuously seeks to reduce operating expenses. In this regard, the budget committee of the Board of Directors monitors the Company’s current operating budget on at least a quarterly basis to ascertain that expense levels remain within projected ranges and to establish competitive, as opposed to aggressive, rates for the Company’s various deposit accounts. The Company’s efforts to contain operating expense also include underwriting policies that attempt to reduce potential losses and conservative expansion of personnel. Management also believes that the merger of the two Banks effective October 1, 2007, will have a positive impact on operating expenses.

On October 1, 2007, the Company merged its two banking subsidiaries (the “Banks”) into one bank. The merger of First Savings Bank into Peoples Federal Savings Bank of DeKalb County will help the Company in its continued efforts to decrease costs. The decreases in the Company’s net interest margin have shown signs of slowing, and even improving slightly. The Company will continue to closely monitor costs, and look for ways of increasing non-interest income. Customer service will continue to play a vital role in positioning the Company for success in the future.

Critical Accounting Policies

Peoples Bancorp has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of Peoples Bancorp are described in the footnotes to the consolidated financial statements for fiscal year 2007. Certain of these policies are important to the portrayal of the Company’s financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are significant and inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses (“ALL”) and accounting for goodwill.

Allowance For Loan Losses

The ALL is a significant estimate that can and does change based on management’s assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. Management reviews the adequacy of the ALL on a quarterly basis. This review is based on specific identified risks or anticipated losses in individual loans, a percentage factor based on the classification of certain loans, and management’s analysis of overall economic conditions such as employment, bankruptcy trends, property value changes and changes in delinquency levels.

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

External factors such as increases in unemployment, regional softness in property values and increasing national numbers in bankruptcy and internal factors such as the continuing increase in the commercial loan portfolio, and increasing unsecured delinquencies and charge offs may result in larger losses in current economic conditions. Charge-offs have remained stable over the last five years at $100-$200 thousand, with the exception of 2003 when a large charge-off was taken on a commercial loan caused by fraud on the part of the borrower. Management believes its process for identifying specific risks in the portfolio is adequate and appropriate. However, as in the case of the commercial loan charge-off, fraud on the part of borrowers cannot always be uncovered by the Banks. Changes in loan concentration, delinquency and portfolio are addressed through the variation in percentages used in calculating the ALL for various types of credit as well as individual review of “high risk” credits and large loans.

Accounting for Goodwill

Goodwill is no longer amortized by the Company but instead is tested annually for impairment. The impairment testing involves estimating the fair value of the Company and comparing it to the carrying amount. If the fair value is less than the carrying value, then the implied fair value of goodwill shall be determined and any related impairment loss will be recognized.

General

The Company is an Indiana corporation organized in October 1990 to become the savings and loan holding company for Peoples Federal Savings Bank of DeKalb County (“Peoples”). Effective February 29, 2000, the Company acquired by merger Three Rivers Financial Corp. and its wholly owned subsidiary, First Savings Bank (“First Savings”). Until October 1, 2007, the Company was the sole shareholder of Peoples and First Savings (collectively “Banks”). As mentioned earlier, on October 1, 2007 First Savings was merged into Peoples and will operate as one bank going forward. Peoples, following the merger, conducts business from its main office in Auburn and its 14 full service offices located in Avilla, Columbia City, Garrett, Kendallville, LaGrange, Topeka, Waterloo, Howe and Middlebury, Indiana and Three Rivers, Schoolcraft and Union, Michigan. The Company’s primary business activity is being the holding company for Peoples. Peoples offers a full range of retail deposit services and lending services.

The Company’s earnings are primarily dependent upon the earnings of the Banks. Historically, the principal business of savings banks, including Peoples and First Savings, has consisted of attracting deposits from the general public and making loans secured by residential real estate. The Banks’ net earnings are contingent on the difference or spread between the interest earned on their loans and investments and the interest paid on their consumer deposits and borrowings. Prevailing economic conditions, government policies, regulations, interest rates, and local competition also significantly affect the Banks.

Interest income is a function of the balance of loans and investments outstanding during a given period and the yield earned on such loans and investments. Interest expense is a function of the amounts of deposits and borrowings outstanding during the same period and the rates paid on such deposits and borrowings. The Banks’ earnings are also affected by gains and losses on sales of loans and investments, provisions for loan losses, service charges, income from subsidiary activities, operating expenses and income taxes.

The Company has supplemented its interest income through purchases of investment securities when appropriate. Such investments include U. S. Government securities, including those issued and guaranteed by the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), and the Government National Mortgage Association (“GNMA”), and state and local obligations. This activity (a) generates positive interest rate spreads on large principal balances with minimal administrative expense; (b) lowers the credit risk of the Banks’ loan portfolios as a result of the guarantees of full payment of principal and interest by FHLMC, FNMA, and GNMA; (c) enables the Banks to use securities as collateral for financings in the capital markets; and (d) increases the liquidity of the Banks.

On a yearly basis, the Company updates its long-term strategic plan. This plan includes, among other things, the Company’s commitment to maintaining a strong capital base and continuing to improve the organization’s return on assets through asset growth and controlling operating expenses. Continued careful monitoring of interest rate risk is also cited as an important goal. As a result, continued origination of short-term consumer and installment loans, prime plus equity loans, adjustable rate mortgage loans, and fixed-rate real estate loans with original terms of 15 years or less is emphasized.

Results of Operations, Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006

The Company’s net income for the fiscal year ended September 30, 2007 was $2.80 million compared to $3.25 million for the fiscal year ended September 30, 2006. On a diluted basis, Peoples Bancorp earned $0.89 per share in fiscal 2007, compared to $0.98 per share in fiscal 2006.

The Company’s net interest income decreased $1.3 million to $14.1 million for the fiscal year ended September 30, 2007. Interest earned on investments and other interest-earning assets and interest paid on deposits all increased during the year. Interest income on loans increased due to increases in rates on outstanding loans. The average balance of deposits did not decrease as much as the ending balance. However, the decreases in balances were offset by rate increases on deposits. The interest rates paid on deposits rose faster than interest earned on loans, causing interest expense to rise more than interest income. Interest on long-term debt decreased to $3.1 million from $3.3 million. The average balance outstanding of FHLB advances decreased by $4.2 million, causing a decrease in interest expense.

Provision for loan losses increased $21,000 to $77,000 reflecting adjustments due to management’s continuing review of its loan portfolio. Management’s review of its loan portfolio is based on historical information, concentrations, delinquency trends, experience of lending personnel, review of specific loans, and general economic conditions.

Non-interest income decreased $180,000 to $2.1 million due primarily to a $107,000 decrease in ATM/debit card, check printing and other loan and deposit fees. Other income in fiscal 2006 also benefited from $188,000 of nonrecurring non-taxable gain on the donation of appreciated real estate. Gains on the sale of certain marketable equity securities increased $123,000 in 2007 compared to 2006 and gains on sale of loans increased $58,000 in fiscal 2007.

Total non-interest expense decreased $722,000 to $12.1 million for the year ended September 30, 2007. Salaries and benefits decreased $95,000 to $7.0 million due to employees not receiving bonuses in 2007. During 2007 several of the employee benefit plans were changed or restructured. On July 1, 2007 the Company changed the provider of health insurance benefits to employees and started to pay a higher portion of the costs. This resulted in an increase of $36,000 in health insurance costs. On August 1, 2007 the Company froze the benefits provided by its defined benefit multi-employer pension plan. That was largely responsible for a decrease of $117,000 in the cost of that plan for the year. At the same time the decision was made to offer a profit sharing component under the Company’s 401(k) plan. The profit sharing component, along with the traditional match made by the Company, resulted in an increase of $28,000 in employee benefit expense. Net occupancy and equipment expense decreased $118,000 due primarily to decreased depreciation expense as an increasing number of the Company’s fixed assets were fully depreciated. Other expenses also decreased in comparison with fiscal 2006 because of the following non-recurring expenses in 2006. There was a contribution of appreciated real estate resulting in a charitable contribution expense of $200,000; $101,000 of expenses due to a benefits continuation agreement with the former President and CEO of First Savings Bank upon his retirement on March 30, 2006, and a charge of $84,000 resulting from a robbery loss.

The effective tax rate for the Company for the years ended September 30, 2007 and 2006 was 30.5% and 32.1%, respectively. Effective tax rates can be affected by the mix of taxable versus tax-exempt interest income, the level of non-deductible expenses for the year, and the timing of the deductibility of certain items. Please see Note 11 to the Company’s Consolidated Financial Statements for a breakdown of these differences.

Results of Operations, Fiscal Year Ended September 30, 2006 Compared to Fiscal Year Ended September 30, 2005

The Company’s net income for the fiscal year ended September 30, 2006 was $3.25 million compared to $4.13 million for the fiscal year ended September 30, 2005. On a diluted basis, Peoples Bancorp earned $0.98 per share in fiscal 2006 compared to $1.22 per share in fiscal 2005.

The Company’s net interest income decreased $1.1 million to $15.3 million for the fiscal year ended September 30, 2006. Interest earned on investments and other interest-earning assets and interest paid on deposits both increased during the year. Interest income on loans increased due to increases in both rates and volumes of outstanding loans. Total deposits increased and the mix of deposits changed with an increase in higher cost certificates of deposit balances. The interest rates paid on deposits rose faster than interest earned on loans, causing interest expense to rise more than interest income. Interest on long-term debt increased to $3.3 million from $2.9 million. The average balance of outstanding FHLB advances increased by $7.8 million, causing an increase in interest expense.

Provision for loan losses decreased $11,000 to $56,000 reflecting adjustments due to management’s continuing review of its loan portfolio. Management’s review of its loan portfolio is based on historical information, concentrations, delinquency trends, experience of lending personnel, review of specific loans, and general economic conditions.

Non-interest income increased $251,000 to $2.3 million due primarily to the increase of $328,000 in trust, ATM/debit card, check printing and other loan and deposit fees. There was also a non-taxable gain on the donation of appreciated real estate of $188,000 included in fiscal 2006’s other income. Net realized gains (losses) on the sale of available for sale securities in fiscal 2007 declined by $128,000 due to a loss in fiscal 2006 of $117,496 compared to a gain of $10,469 in fiscal 2005.

Total non-interest expense increased $687,000 to $12.8 million for the year ended September 30, 2006. Salaries and benefits increased $162,000 to $7.1 million due primarily to a large increase in the expense related to the Banks’ defined benefit multi-employer pension plan. The cost of this plan is partially dependent on the stock market’s average performance and average interest rates for the last five years. Because of the poor performance in these indexes, the Company had to recognize additional expense related to this plan. Occupancy and equipment expense decreased $170,000 due primarily to decreased property taxes on real estate and buildings of the Banks, and lower depreciation expense. Other expenses increased in fiscal 2006 due to the following matters: an accrual of $101,000 due to a retirement benefits agreement with the former President and CEO of First Savings Bank who retired on March 30, 2006, a robbery loss of $84,000 and a deduction for donated property in the amount of $200,000. Accounting and supervisory expenses increased $26,000 and $11,000 respectively.

The effective tax rate for the Company for the years ended September 30, 2006 and 2005 was 32.1% and 34.6%, respectively. Effective tax rates can be affected by the mix of taxable versus tax-exempt interest income, the level of non-deductible expenses for the year, and the timing of the deductibility of certain items. Please see Note 11 to the Company’s Consolidated Financial Statements for a breakdown of these differences.

Comparison of Financial Condition, Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006

Total assets decreased $32.2 million to $469.2 million at September 30, 2007 compared to 2006. The decrease was due primarily to a reduction in the size of the loan portfolio which decreased $23.2 million to $348.5 million, including loans held for sale. The decrease in loans was in the real estate and the commercial real estate portfolios, and was attributable to increased activity in selling loans into the secondary market, and a decline in originations and payment amortization. There was also a decrease in investment securities of $7.2 million to $87.0 million. The decrease resulted from the use of the proceeds of matured securities to pay down borrowings and to partially offset decreased deposit balances.

Total liabilities decreased $31.4 million to $407.2 million. Deposits decreased $26.6 million to $349.3 million. The decrease was due to a reduction in checking and savings accounts of $11.3 million and a decrease in certificates of deposit of $15.3 million. Federal Home Loan Bank advances decreased $5.7 million to $53.5 million. Those decreases were partially offset by increases of $483,000 in short-term borrowings and $331,000 in other liabilities.

Stockholders’ equity decreased $742,000 to $62.0 million. This decrease was due to a combination of net income of $2.8 million reduced by dividends paid to shareholders of $2.4 million and stock repurchases of $2.1 million. Those decreases in stockholders’ equity were partially offset by the decrease in the accumulated unrealized loss on available for sale securities to $323,000, a decrease of $829,000 since last year. The loss is caused by a decrease in market value of the Company’s fixed rate investments due to changes in market interest rates since the time of purchase. These losses are not expected to become realized losses, since the Company has the ability, and intent, to hold the securities to recovery, at which time, full value is expected to be received. Nonetheless, management may elect to sell some of these securities before maturity based on market conditions. Stockholders’ equity increased $104,000 as a result of the exercise of stock options.

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

Virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services, since such prices are affected by inflation. In a volatile interest rate environment, liquidity and the maturity structure of the Banks’ assets and liabilities are critical to the maintenance of acceptable performance levels.

Average Balances and Interest Rates and Yields

The following table sets forth the weighted-average yields earned on the Company’s assets and the weighted-average rate paid on deposits and borrowings.

	Years Ended September 30
	(Dollars in Thousands)
	2007			2006			2005
	Average		Yield	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans receivable (1)	$362,306	$24,076	6.65%	$366,944	$23,910	6.52%	$357,340	$22,958	6.42%
Investment Securities (2)	91,520	3,796	4.15%	95,430	3,794	3.98%	98,576	3,508	3.56%
Interest Bearing Deposits	11,358	574	5.05%	7,535	385	5.11%	9,012	276	3.06%
FHLB stock	4,433	214	4.83%	4,818	221	4.59%	4,838	207	4.28%
Total interest-earning assets	467,756	28,660	6.10%	474,727	28,310	5.96%	467,802	26,949	5.76%
Non-interest-earning assets	19,683			23,402			26,158
Total assets	$487,439			$498,129			$493,960
Deposits and Interest-bearing liabilities:
Interest bearing deposits	$348,546	$11,416	3.28%	$355,363	$9,585	2.70%	$361,068	$7,505	2.08%
FHLB advances	58,030	3,127	5.39%	62,211	3,325	5.34%	54,378	2,925	5.38%
Other Borrowings	631	16	2.54%	767	17	2.22%	1,370	33	2.41%
Total interest-bearing liabilities	407,207	14,559	3.58%	418,341	12,927	3.09%	416,816	10,463	2.51%
Non-interest bearing deposits	14,144	-		12,683	-		11,192	-
Total including non-interest-bearing demand deposits	421,351	14,559	3.46%	431,024	12,927	3.00%	428,008	10,463	2.44%
Other non-interest-bearing liabilities	3,048			2,824			506
Total liabilities	424,399			433,848			428,514
Stockholders’ equity	63,040			64,281			65,446
Total liabilities and stockholders’ equity	$487,439			$498,129			$493,960
Net interest income; interest rate spread		$14,101	2.52%		$15,383	2.87%		$16,486	3.23%
Net interest margin (3)			3.00%			3.24%			3.51%
Average interest-earning assets to average interest bearing liabilities			115%			113%			112%

(1) Average balances include nonaccrual balances.
(2) Yield on investment securities is computed based on amortized cost.
(3) Net interest margin is net interest income divided by average interest-earning assets.

Interest Rate Spread

The following table sets forth the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities for the years ending September 30, 2007, 2006, and 2005.

	2007	2006	2005
Weighted average interest rate on:
Loans	6.65%	6.52%	6.42%
Securities	4.15	3.98	3.56
Interest bearing deposits	5.05	5.11	3.06
FHLB stock	4.83	4.59	4.28
Combined	6.10	5.96	5.76
Weighted average cost of:
Interest bearing deposits	3.28	2.70	2.08
FHLB advances	5.39	5.34	5.38
Other borrowings	2.54	2.22	2.41
Combined	3.58	3.09	2.51
Interest rate spread	2.52	2.87	3.23
Net yield on weighted average
interest-earning assets	3.00	3.24	3.51

Rate/Volume Analysis

In addition to changes in interest rates, changes in volume can have a significant effect on net interest income. The following table describes the extent to which changes in interest rates and changes in volume of interest related assets and liabilities have affected the Banks’ interest income and expense for the periods indicated. For the purposes of this table, changes attributable to both rate and volume, which cannot be separated, have been allocated proportionately to the change due to volume and the change due to rate. Tax-exempt income was calculated using actual rates and not adjusted for the tax effects.

	Years ended September 30,
	2007 vs 2006			2006 vs 2005
	Increase			Increase
	(Decrease)		Total	(Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest income from:
Loans	$(302)	$468	$166	$617	$335	$952
Investment securities	(155)	157	2	$(112)	398	286
Interest bearing deposits	195	(6)	189	$(45)	154	109
FHLB Stock	(18)	11	(7)	$(1)	15	14
Total interest income	(280)	630	350	459	902	1,361

Interest expense from:
Interest bearing deposits	(184)	2,015	1,831	(119)	2,199	2,080
FHLB Advances	(223)	25	(198)	421	(21)	400
Other borrowings	(3)	2	(1)	(15)	(1)	(16)
Total interest expense	(410)	2,042	1,632	287	2,177	2,464
Net interest income (expense)	$130	$(1,412)	$(1,282)	$172	$(1,275)	$(1,103)

Asset and Liability Management

A significant portion of the Company’s revenues and net income is derived from net interest income and, accordingly, the Company strives to manage its interest-earning assets and interest-bearing liabilities to generate an appropriate contribution from net interest income. Asset and liability management seeks to control the volatility of the Company’s performance due to changes in interest rates. The Company attempts to achieve an appropriate relationship between rate sensitive assets and rate sensitive liabilities. Peoples Bancorp does not presently use off balance sheet derivatives to enhance its risk management.

Historically, all of the Banks’ real estate loans were made at fixed rates. More recently, the Banks have adopted an asset and liability management plan that calls for the origination of residential mortgage loans and other loans with adjustable interest rates, the origination of 15-year or less residential mortgage loans with fixed rates, and the maintenance of investments with short to medium terms. In addition, the Banks sell loans on the secondary market through the Federal Home Loan Bank of Indianapolis and Freddie Mac. This results in fee income on the initial sale, as well as lowering interest rate risk since the long-term asset is no longer held in the Banks’ portfolios. In order to offset these decreased earnings, management is emphasizing cost control wherever possible, and will continue to look for sources of fee income that are unaffected by interest rates.

The OTS uses a net market value methodology to measure the interest rate risk exposure of savings associations. Under this OTS regulation, an institution’s “normal” level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution’s Net Portfolio Value (“NPV”) in an amount not exceeding 2% of the present value of its assets. Thrift institutions, like Peoples, with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related “normal” level of interest rate risk) based upon certain interest rate changes (discussed below). Institutions that do not meet either of the foregoing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. First Savings has filed voluntarily in the past.

Presented below, as of September 30, 2007 and 2006, is an analysis performed by the OTS of Peoples’ interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 200 basis points. At September 30, 2007 and 2006, 2% of the present value of Peoples’ assets was approximately $7.6 million and $8.0 million. The interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $10.8 million at September 30, 2007 and $9.9 million at September 30, 2006.

Peoples Federal Savings Bank of DeKalb County Interest Rate Risk As of September 30, 2007 (dollars in thousands)						Peoples Federal Savings Bank of DeKalb County Interest Rate Risk As of September 30, 2006 (dollars in thousands)
	Market Value			NPV as % of Portfolio Value of Assets			Market Value			NPV as % of Portfolio Value of Assets
Changes in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change	Changes in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	36,601	(16,631)	-31%	10.19%	-381 bp	+300 bp	33,179	(16,706)	-33%	8.80%	-368 bp
+200 bp	42,427	(10,804)	-20%	11.58%	-242 bp	+200 bp	39,943	(9,942)	-20%	10.35%	-213 bp
+100 bp	48,118	(5,114)	-10%	12.88%	-112 bp	+100 bp	45,655	(4,231)	-8%	11.60%	-88 bp
0 bp	52,232	-	-	14.00%		0 bp	49,885	-	-	12.48%
-100 bp	55,911	2,679	5%	14.54%	+54 bp	-100 bp	55,486	5,601	11%	13.62%	+114 bp
-200 bp	56,762	3,530	7%	14.67%	+67 bp	-200 bp	58,646	8,761	18%	14.00%	+173 bp

The following, as of September 30, 2007 and 2006, is the same analysis performed by the OTS of First Savings’ interest rate risk. At September 30, 2007 and 2006, 2% of the present value of First Savings’ assets were approximately $2.0 million and $2.2 million. The interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $1.1 million and $1.4 million at September 30, 2007, and 2006. At September 30, 2007 and 2006, 2% of the present value of First Savings assets exceeded the 200 basis point decrease.

First Savings Bank Interest Rate Risk As of September 30, 2007 (dollars in thousands)						First Savings Bank Interest Rate Risk As of September 30, 2006 (dollars in thousands)
	Market Value			NPV as % of Portfolio Value of Assets			Market Value			NPV as % of Portfolio Value of Assets
Changes in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change	Changes in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	15,075	(1,924)	-11%	15.66%	-132 bp	+300 bp	12,917	(2,471)	-16%	12.53%	-177 bp
+200 bp	15,859	(1,139)	-7%	16.25%	-73 bp	+200 bp	13,958	(1,430)	-9%	13.33%	-97 bp
+100 bp	16,589	(410)	-2%	16.76%	-22 bp	+100 bp	14,788	(601)	-4%	13.93%	-38 bp
0 bp	16,999	-	-	16.98%		0 bp	15,388	-	-	14.30%
-100 bp	17,122	123	1%	16.95%	-3 bp	-100 bp	15,800	412	3%	14.50%	+20 bp
-200 bp	17,147	149	1%	16.82%	-16 bp	-200 bp	16,142	753	5%	14.63%	+33 bp

In evaluating the Banks’ exposure to interest rate risk, certain shortcomings, inherent in the method of analysis presented in the foregoing tables must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. As a result, the actual effect of changing interest rates may differ from that presented in the foregoing tables.

Loans, Non-performing Assets and Summary of Loan Loss Experience

The following table presents the composition of the loan portfolio of both Banks, excluding loans held for sale, at September 30, 2007 and September 30, 2006 (in thousands):

	September 30, 2007		September 30, 2006
TYPE OF LOAN	Amount	Percent of Total	Amount	Percent of Total
Residential:	(Dollars in thousands)
1-4 family units	$286,022	81.1%	$303,089	80.4%
Over 4 family units	2,128	0.6%	1,030	0.3%
Home Equity Lines of Credit	20,965	5.9%	22,724	6.0%
Commercial real estate	23,362	6.6%	30,027	8.0%
Land acquisition and development	3,683	1.0%	3,824	1.0%
Consumer and other loans	15,816	4.5%	15,580	4.1%
Loans on deposits	548	0.2%	793	0.2%
	352,524	100.0%	377,067	100.0%
Less:
Undisbursed portion of loans	1,574		2,734
Deferred loan fees and discounts	886		1,070
	2,460		3,804
Total loans receivable	350,064		373,263
Allowance for losses on loans	1,834		1,898
Net loans	$348,230		$371,365

Non-performing assets of the Banks at September 30, 2007 and 2006 are as follows (in thousands):

	September 30, 2007	September 30, 2006
Non-accruing loans	$1,003	$565
Real estate owned (REO)	986	709
Restructured loans	1,133	1,226
	$3,122	$2,500

It is the Company’s policy to stop accruing interest on all loans over 90 days past due. At September 30, 2007, loans past due more than 90 days had increased $438,000 compared to September 30, 2006.

It is the Company’s policy to carry REO at net realizable value. After repossession, appraised value is reduced for estimated repair and selling costs, and the net amount is the carrying value of the property. Any changes in estimated realizable value after the initial repossession, are charged to a specific loss reserve account for REO. There have been no significant changes in potential problem loans since September 30, 2006. Net charge-offs for the years ended September 30, 2007 and 2006 were $142,000 and $124,000, respectively.

The allowances for loan and real estate owned losses represent amounts available to absorb losses inherent in the portfolio. Such allowances are based on management’s continuing review of the portfolios, historical charge-offs, current economic conditions, and such other factors, which in management’s judgment deserve recognition in estimating losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowances based on their judgment about the information available to them at the time of their examination. Provisions for losses are charged to earnings to bring the allowances to levels considered necessary by management. Losses are charged to the allowances when considered probable or, in the case of REO, at the time of repossession. Overall, the general composition of the loan portfolio has remained similar to the prior year with no significant shift of risk between components of the loan portfolio that would impact the calculation of the allowance for loan losses. Net charge-offs for the last five years have remained consistently at $50-$200 thousand, with the exception of 2003. The charge-off figure for 2003 was higher than normal due to a large commercial loan that was charged off. This charge-off had not been identified during the normal loan review process as a potential loss due to fraud on the part of the borrower. Management believes that the allowances are adequate to absorb known and inherent losses in the portfolios. No assurance can be given, however, that economic conditions which may adversely affect the Company’s markets or other circumstances, such as the aforementioned fraud, will not result in future losses in the portfolios.

Liquidity and Capital Resources

The primary internal sources of funds for operations are principal and interest payments on loans and new deposits. In addition, if greater liquidity is required, the Banks can borrow from the FHLB. Under existing resolutions of the Company’s Board of Directors, First Savings may borrow an additional $16.5 million, and Peoples may borrow an additional $19.0 million. If borrowing in excess of these amounts is ever needed, the Board of Directors of the Company could increase the available credit amounts significantly, limited only by the size of the Banks’ loan portfolios. First Savings and Peoples operate under a blanket collateral agreement with FHLB, whereby their single family loans act as collateral for the borrowings. Peoples Federal also has the ability to pledge specific government agency securities to secure their borrowings at the FHLB. In the opinion of management, the Banks’ liquid assets are adequate to meet outstanding loan commitments and other obligations.

Management knows of no existing or potential obligations which would materially impact the Banks’ liquidity levels.

During the year ended September 30, 2007 cash and cash equivalents increased $1.6 million, interest-bearing time deposits decreased $2,480,000, investment securities decreased $7.2 million, and net loans decreased $23.1 million. Deposits decreased $26.6 million, and Federal Home Loan Bank advances decreased $5.7 million. In fiscal 2007, there was $4.0 million in net cash provided by operating activities.

During the year ended September 30, 2006 cash and cash equivalents increased $867,000, investment securities decreased $4.2 million, and net loans increased $16.2 million. Deposits increased $15.6 million and Federal Home Loan Bank advances decreased $95,000. In fiscal 2006, there was $4.3 million in net cash provided by operating activities.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

In the ordinary course of operations, the Company enters into certain contractual obligations. The following table summarizes the Company’s significant fixed and determinable contractual obligations, by payment date, at September 30, 2007.

	Contractual Obligations Due by Period

		One	Three
	Within	Year to	Years to	After
	One Year	Three Years	Five Years	Five Years	Total
	(Dollars in thousands)
Borrowings	$17,031	$21,200	$13,250	$3,000	$54,481
Service Contract(1)	585	576	576	168	1,905
Dividends Payable	590				590
	$18,206	$21,776	$13,826	$3,168	$56,976

(1)
The service contract is with Open Solutions Inc. to provide Peoples Bancorp with service bureau support for processing of deposit and loan accounts. The contract fees are based on the number of accounts processed and additional reporting services provided from time to time. The amount shown is an estimate of cost based on current account support and reporting fee structures. The current contract expires March 1, 2008. A new contract has been signed to be effective March 1, 2008 and will expire April 30, 2013. During the new contract the processing of accounts will be done “in house” by Peoples Bancorp on software licensed by Open Solutions Inc.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is set forth under the caption “Asset and Liability Management” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Item 8.  Financial Statements and Supplementary Data

Information required by this item is set forth in the Reports of Independent Registered Public Accounting Firms, Consolidated Statements of Financial Condition, Consolidated Statements of Income, Consolidated Statements of Stockholder’s Equity, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements which follow.

Peoples Bancorp

September 30, 2007, 2006 and 2005

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and
    Stockholders
Peoples Bancorp
Auburn, Indiana

We have audited the accompanying consolidated balance sheets of Peoples Bancorp as of September 30, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorp as of September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

Indianapolis, Indiana
December 7, 2007

Peoples Bancorp
Consolidated Balance Sheets
September 30, 2007 and 2006

Assets

	2007	2006
Cash and cash equivalents	$12,311,371	$10,756,693
Interest-bearing time deposits	2,567,908	5,047,883
Investment securities
Available for sale	86,599,820	93,640,940
Held to maturity (fair value of $424,745 and $570,957)	423,173	567,690
Total investment securities	87,022,993	94,208,630
Mortgage loans held for sale	255,500	297,400
Loans, net of allowance for loan losses of $1,833,682 and $1,898,257	348,229,797	371,365,279
Premises and equipment	5,555,341	5,703,922
Federal Home Loan Bank of Indianapolis stock, at cost	4,403,900	4,567,600
Core deposit intangible	57,436	195,282
Goodwill	2,330,198	2,330,198
Other assets	6,458,593	6,880,826
Total assets	$469,193,037	$501,353,713
Liabilities
NOW and savings deposits	$135,474,910	$146,762,078
Certificates of deposit	213,816,272	229,086,651
Total deposits	349,291,182	375,848,729
Short-term borrowings	1,000,511	517,791
Federal Home Loan Bank advances	53,480,000	59,155,000
Other liabilities	3,388,380	3,056,977
Total liabilities	407,160,073	438,578,497
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $1 par value
Authorized and unissued - 5,000,000 shares
Common stock, $1 par value
Authorized - 7,000,000 shares
Issued and outstanding - 3,106,134 and 3,206,969 shares	3,106,134	3,206,969
Additional paid-in capital	679,457	2,567,131
Retained earnings	58,570,157	58,152,876
Accumulated other comprehensive loss	(322,784)	(1,151,760)
Total stockholders’ equity	62,032,964	62,775,216
Total liabilities and stockholders’ equity	$469,193,037	$501,353,713

See Notes to Consolidated Financial Statements

Peoples Bancorp
Consolidated Statements of Income
Years Ended September 30, 2007, 2006 and 2005

	2007	2006	2005
Interest Income
Loans	$24,076,195	$23,910,031	$22,958,234
Investment securities	3,795,752	3,639,173	3,508,062
Other interest and dividend income	788,043	761,228	483,043
	28,659,990	28,310,432	26,949,339
Interest Expense
Deposits
NOW and savings deposits	1,854,558	1,750,321	1,308,231
Certificates of deposit	9,561,365	7,834,951	6,196,792
Short-term borrowings	16,262	16,871	33,034
Federal Home Loan Bank advances	3,127,113	3,325,440	2,925,014
	14,559,298	12,927,583	10,463,071
Net Interest Income	14,100,692	15,382,849	16,486,268
Provision for loan losses	76,972	56,065	67,144
Net Interest Income After Provision for Loan Losses	14,023,720	15,326,784	16,419,124
Non-interest Income
Fiduciary activities	357,221	357,279	345,546
Fees and service charges	1,320,528	1,428,023	1,112,128
Net realized gains (losses) on available-for-sale securities	5,104	(117,496)	10,469
Gain on sale of loans	161,554	103,216	136,768
Other income	260,376	514,008	428,833
Total other income	2,104,783	2,285,030	2,033,744
Non-interest Expenses
Salaries and employee benefits	6,991,906	7,086,684	6,924,306
Net occupancy expense	944,335	923,640	1,037,285
Equipment expense	557,283	696,315	752,456
Data processing expense	1,140,519	1,092,603	1,052,271
Deposit insurance expense	44,553	46,985	52,068
Other expenses	2,421,031	2,975,829	2,316,592
Total other expenses	12,099,627	12,822,056	12,134,978
Income Before Income Tax	4,028,876	4,789,758	6,317,890
Income tax expense	1,227,460	1,537,352	2,188,283
Net Income	$2,801,416	$3,252,406	$4,129,607
Basic Earnings Per Share	$.89	$.99	$1.23
Diluted Earnings Per Share	$.89	$.98	$1.22
Weighted-Average Shares Outstanding - Basic	3,161,939	3,293,223	3,357,018
Weighted-Average Shares Outstanding - Diluted	3,164,080	3,304,826	3,380,358

See Notes to Consolidated Financial Statements

Peoples Bancorp
Consolidated Statements of Stockholders’ Equity
Years Ended September 30, 2007, 2006 and 2005

						Accumulated
						Other
			Additional			Comprehensive
	Common Stock		Paid-in	Comprehensive	Retained	Income
	Outstanding	Amount	Capital	Income	Earnings	(Loss)	Total
Balances October 1, 2004	3,367,803	3,367,803	6,002,637		55,711,953	(90,833)	64,991,560
Comprehensive income
Net income				$4,129,607	4,129,607		4,129,607
Other comprehensive income, net of tax
Unrealized losses on securities, net of reclassification adjustment				(910,775)		(910,775)	(910,775)
Comprehensive income				$3,218,832
Cash dividends ($.73 per share)					(2,441,240)		(2,441,240)
Stock options exercised	3,119	3,119	31,658				34,777
Repurchase of common stock	(30,498)	(30,498)	(589,049)				(619,547)
Balances September 30, 2005	3,340,424	3,340,424	5,445,246		57,400,320	(1,001,608)	65,184,382
Comprehensive income
Net income				$3,252,406	3,252,406		3,252,406
Other comprehensive income, net of tax
Unrealized losses on securities, net of reclassification adjustment				(150,152)		(150,152)	(150,152)
Comprehensive income				$3,102,254
Cash dividends ($.76 per share)					(2,499,850)		(2,499,850)
Stock options exercised	37,961	37,961	399,524				437,485
Tax benefit on stock options exercised			90,851				90,851
Repurchase of common stock	(171,416)	(171,416)	(3,368,490)				(3,539,906)
Balances September 30, 2006	3,206,969	3,206,969	2,567,131		58,152,876	(1,151,760)	62,775,216
Comprehensive income
Net income				$2,801,416	2,801,416		2,801,416
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment				828,976		828,976	828,976
Comprehensive income				$3,630,392
Cash dividends ($.76 per share)					(2,384,135)		(2,384,135)
Stock options exercised	7,722	7,722	96,519				104,241
Repurchase of common stock	(108,557)	(108,557)	(1,984,193)				(2,092,750)
Balances September 30, 2007	3,106,134	$3,106,134	$679,457		$58,570,157	$(322,784)	$62,032,964

See Notes to Consolidated Financial Statements

Peoples Bancorp
Consolidated Statements of Cash Flows
Years Ended September 30, 2007, 2006 and 2005

	2007	2006	2005
Operating Activities
Net income	$2,801,416	$3,252,406	$4,129,607
Items not requiring (providing) cash
Provision for loan losses	76,972	56,065	67,144
Depreciation and amortization	637,111	740,230	793,230
Investment securities amortization, net	(33,393)	122,181	622,427
Loans originated for sale	(8,320,051)	(3,249,505)	(5,930,155)
Proceeds from sale of loans held for sale	8,451,506	3,713,031	5,603,824
Loss from sale of property, plant and equipment	4,708	—	—
Gain on sale of loans	(161,554)	(103,216)	(136,768)
Amortization of deferred loan fees	(353,785)	(387,793)	(487,399)
Net realized (gains) losses on available-for-sale securities	(5,104)	117,496	(10,469)
Deferred income tax	(199,101)	142,219	194,678
Change in
Interest receivable	(30,684)	(454,294)	(78,923)
Interest payable	715,042	377,057	58,269
Other adjustments	431,674	(29,451)	6,573
Net cash provided by operating activities	4,014,757	4,296,426	4,832,038
Investing Activities
Net change in interest-bearing deposits	2,479,975	(1,580,852)	(395,985)
Purchases of securities available for sale	(14,020,286)	(5,618,752)	(21,120,709)
Proceeds from maturities and paydowns of securities held to maturity	154,789	192,855	381,018
Proceeds from maturities and paydowns of securities available for sale	17,824,291	5,403,895	14,248,897
Proceeds from sale of securities available for sale	4,501,896	3,624,656	3,255,101
Proceeds from the sale of FHLB stock	163,700	320,600
Net change in loans	22,143,467	(17,109,248)	4,635,983
Purchases of premises and equipment	(493,238)	(82,045)	(806,809)
Proceeds from sale of foreclosed real estate	934,373	1,770,967	806,320
Net cash provided by (used in) investing activities	33,688,967	(13,077,924)	1,003,816
Financing Activities
Net change in
NOW and savings deposits	(11,287,168)	(10,781,808)	(9,248,957)
Certificates of deposit	(15,270,379)	26,387,181	(1,332,541)
Short-term borrowings	482,720	(363,434)	(2,440,235)
Proceeds from Federal Home Loan Bank advances	78,785,000	46,880,000	22,150,000
Repayment of Federal Home Loan Bank advances	(84,460,000)	(46,975,000)	(13,000,000)
Cash dividends	(2,410,710)	(2,486,835)	(2,414,514)
Excess tax benefit on stock options exercised	—	90,851	—
Stock options exercised	104,241	437,485	34,777
Repurchase of common stock	(2,092,750)	(3,539,906)	(619,547)
Net cash provided by (used in) financing activities	(36,149,046)	9,648,534	(6,871,017)
Net Change in Cash and Cash Equivalents	1,554,678	867,036	(1,035,163)
Cash and Cash Equivalents, Beginning of Year	10,756,693	9,889,657	10,924,820
Cash and Cash Equivalents, End of Year	$12,311,371	$10,756,693	$9,889,657
Additional Cash Flows Information
Interest paid	$13,844,257	$12,550,526	$10,404,802
Income tax paid	991,230	1,575,426	2,062,383

See Notes to Consolidated Financial Statements

Peoples Bancorp
Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of Peoples Bancorp (Company), its wholly-owned subsidiaries, Peoples Federal Savings Bank of DeKalb County (Peoples), First Savings Bank (First Savings) (collectively, the Banks), Peoples’ wholly owned subsidiaries, Peoples Financial Services, Inc. (Peoples Financial), PFDC Investments, Inc. and First Savings’ wholly owned subsidiary, Alpha Financial, Inc. (Alpha) conform to accounting principles generally accepted in the United States of America and reporting practices followed by the thrift industry. The more significant of the policies are described below.

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

The Company generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in north central and north eastern Indiana and south central Michigan. The Company’s loans are generally secured by specific items of collateral including real property and consumer assets.

Consolidation - The consolidated financial statements include the accounts of the Company, the Banks, Alpha, PFDC Investments, Inc. and Peoples Financial after elimination of all material intercompany transactions.

Cash Equivalents - Cash and cash equivalents include amounts due from banks and overnight investments with the Federal Home Loan Bank (FHLB). Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, and repurchase agreements.

Investment Securities - Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately, net of tax, in accumulated other comprehensive income. The Company holds no securities for trading.

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

Peoples Bancorp
Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal amount outstanding, net of deferred loan fees and costs and the allowance for loan losses. Interest income is accrued on the principal balances of loans. Generally, loans are placed on non-accrual status at ninety days past due. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans.

Allowance for loan losses is maintained at a level believed by management to absorb probable incurred losses in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual loss experience, current economic events in specific industries and geographical areas, and other pertinent factors including general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of economic trends, all of which may be susceptible to significant change. Allocations of the allowance may be made for specific loans, however, the entire allowance is available for any loan that, in management’s judgment, should be charged off. A loan is impaired when full payment under the loan terms is not expected.

Loan losses are charged off against the allowance when, in management’s estimation, it is unlikely that the loan will be collected, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors in order to maintain the allowance for loan losses at the level deemed adequate by management. The determination of whether a loan is considered past due or delinquent is based on the contractual payment terms. Management believes that, as of September 30, 2007, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the area within which the Company operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss provisions.

Peoples Bancorp
Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using either a straight-line or accelerated method with useful lives ranging from 5 to 39 years. Furniture, fixtures and equipment are depreciated using a straight-line or accelerated method with useful lives ranging from 3 to 10 years. Land is carried at cost. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

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

Core deposit intangible is being amortized over eight years using an accelerated method switching to straight-line amortization when it exceeds the accelerated method, and is periodically evaluated as to the recoverability of its carrying value.

Investments in limited partnerships are included in other assets. The Company utilizes the equity method of accounting for these investments. At September 30, 2007 and 2006, these investments totaled $221,000 and $265,000, respectively.

Pension plan costs are based on actuarial computations and charged to current operations. The funding policy is to pay at least the minimum amounts required by ERISA. The Company froze the Company’s defined benefit plan effective August 1, 2007.

Peoples Bancorp
Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

Stock Options - At September 30, 2007, the Company has a stock-based employee compensation plan, which is described more fully in Note 17. The Company adopted SFAS 123R, Share-Based Payment, (SFAS 123R) in 2006. All stock options were previously vested and no stock options or restricted shares were granted in 2006; therefore, there was no impact from adopting SFAS 123R. Prior to adopting SFAS 123R, the Company accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and, accordingly, recognized no compensation expense for the stock option grants as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

2005
Net income, as reported	$4,129,607
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	—
Pro forma net income	$4,129,607
Earnings per share
Basic - as reported	$1.23
Basic - pro forma	1.23
Diluted - as reported	1.22
Diluted - pro forma	1.22

Income tax in the consolidated statements of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Company files consolidated income tax returns with its subsidiaries.

Earnings per share have been computed based upon the weighted-average common shares outstanding during each year.

Note 2:	Recent Accounting Pronouncements

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

Peoples Bancorp
Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

In September 2006, the FASB Emerging Issues Task Force (EITF) finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of EITF No. 06-5 will have a material impact on financial condition or results of operations.

On February 15, 2007, the FASB issued its Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. FAS 159 permits entities to elect to report most financial assets and liabilities at their fair value with changes in fair value included in net income. The fair value option may be applied on an instrument-by-instrument or instrument class-by-class basis. The option is not available for deposits withdrawable on demand, pension plan assets and obligations, leases, instruments classified as stockholders’ equity, investments in consolidated subsidiaries and variable interest entities and certain insurance policies. The new standard is effective at the beginning of the Company’s fiscal year beginning October 1, 2008, and early application may be elected in certain circumstances. The Company expects to first apply the new standard at the beginning of its 2009 fiscal year. The Company is currently evaluating and has not yet determined the impact the new standard is expected to have on its financial position and results of operations.

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (Interpretation No. 48). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 will be effective for the Company beginning October 1, 2007. We have evaluated the requirements of Interpretation No. 48 and determined that it will not have a material effect on our financial condition or results of operations.

Note 3:	Concentration of Funds and Restriction on Cash and Cash Equivalents

As of September 30, 2007 and 2006, respectively, there were no balances with other financial institutions in excess of the balance insured by the Federal Deposit Insurance Corporation. Additionally, the Company had $5,699,000 and $3,507,000 on deposit with the Federal Home Loan Bank of Indianapolis, and $126,000 and $107,000 on deposit with the Federal Reserve Bank of Chicago as of September 30, 2007 and 2006, respectively.

The Banks are required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve funds required at September 30, 2007 totaled $1,621,000.

Peoples Bancorp
Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

Note 4:	Investment Securities

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Federal agencies	$72,103,912	$175,834	$454,100	$71,825,646
State and municipal obligations	10,560,571	14,710	156,570	10,418,711
Mortgage-backed securities	4,437,411	14,879	96,827	4,355,463
Total available for sale	87,101,894	205,423	707,497	86,599,820
Held to maturity
Mortgage-backed securities	423,173	9,906	8,334	424,745
Total investment securities	$87,525,067	$215,329	$715,831	$87,024,565

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Federal agencies	$77,027,143	$18,882	$1,507,765	$75,538,260
State and municipal obligations	12,605,770	21,309	141,927	12,485,152
Mortgage-backed securities	5,752,602	18,579	153,653	5,617,528
Total available for sale	95,385,515	58,770	1,803,345	93,640,940
Held to maturity
Mortgage-backed securities	567,690	14,435	11,168	570,957
Total investment securities	$95,953,205	$73,205	$1,814,513	$94,211,897

The amortized cost and fair value of securities held to maturity and available for sale at September 30, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2007
	Available for Sale		Held to Maturity
Maturity Distributions at September 30	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$17,111,044	$17,026,601	$—	$—
One to five years	46,531,399	46,297,724	—	—
Five to ten years	17,744,087	17,675,372	—	—
After ten years	1,277,953	1,244,660	—	—
	82,664,483	82,244,357	—	—
Mortgage-backed securities	4,437,411	4,355,463	423,173	424,745
	$87,101,894	$86,599,820	$423,173	$424,745

Peoples Bancorp
Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

Securities with a carrying value of $1,050,000 and $2,071,000 were pledged at September 30, 2007 and 2006 to secure repurchase agreements and certain deposits. Securities with a carrying value of $4,350,000 and $4,034,000 were pledged at September 30, 2007 and 2006 to secure certain deposits.

Proceeds from sales of securities available for sale during 2007, 2006 and 2005 were $4,502,000, $3,625,000 and $3,255,000, respectively. Gross gains of $20,000, $0 and $14,000 were realized on those sales during 2007, 2006 and 2005, respectively. Gross losses of $15,000, $117,000 and $4,000 were realized on those sales during 2007, 2006 and 2005, respectively.

The income tax expense (benefit) on the security gains/losses for the years ended September 30, 2007, 2006 and 2005 were $2,000, $(40,000) and $4,000, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2007 and 2006, was $63,076,000 and $86,744,000, which is approximately 72% and 92% of the Company’s available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from increases in market interest rates after the purchase.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other –than-temporary impairment is identified.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2007:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agencies	$—	$—	$50,204,415	$454,100	$50,204,415	$454,100
State and municipal obligations	1,987,331	40,618	7,159,366	115,952	9,146,697	156,570
Mortgage-backed securities	8,680	20	3,716,549	105,141	3,725,229	105,161
Total temporarily impaired securities	$1,996,011	$40,638	$61,080,330	$675,193	$63,076,341	$715,831

Peoples Bancorp
Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2006:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agencies	$482,656	$2,904	$72,607,703	$1,504,861	$73,090,359	$1,507,765
State and municipal obligations	1,638,760	4,270	6,998,013	137,657	8,636,773	141,927
Mortgage-backed securities	270,964	7,709	4,745,713	157,112	5,016,677	164,821
Total temporarily impaired securities	$2,392,380	$14,883	$84,351,429	$1,799,630	$86,743,809	$1,814,513

Note 5:	Loans and Allowance

	2007	2006
Commercial and commercial mortgage loans	$31,444,707	$35,789,425
Real estate loans	307,292,018	323,271,296
Construction loans	3,295,699	6,576,950
Individuals’ loans for household and other personal expenditures	10,491,307	11,429,850
	352,523,731	377,067,521
Less:
Undisbursed portion of loans	1,574,144	2,733,596
Deferred loan fees and discounts	886,108	1,070,389
Allowance for loan losses	1,833,682	1,898,257
	4,293,934	5,702,242
Total loans	$348,229,797	$371,365,279

	2007	2006	2005
Allowance for loan losses
Balances, October 1	$1,898,257	$1,966,623	$1,958,569
Provision for losses	76,972	56,065	67,144
Recoveries on loans	7,513	9,697	35,253
Loans charged off	(149,060)	(134,128)	(94,343)
Balances, September 30	$1,833,682	$1,898,257	$1,966,623

Peoples Bancorp
Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

Impaired loans were as follows:

	2007	2006
Year-end loans with no allocated allowance for loan losses	$—	$—
Year-end loans with allocated allowance for loan losses	500,868	—
	$500,868	$—
Amount of the allowance for loan losses allocated	$40,000	$—

	2007	2006
Average balance of impaired loans during the year	$262,505	$—
Interest income recognized during impairment	—	—
Cash-basis interest income recognized	1,372	—

The Company considers its investment in one-to-four family residential loans and consumer loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment.

At September 30, 2007 and 2006, non-accruing loans were $1,003,000 and $565,000, respectively. There are no loans delinquent 90 days or more and still accruing as of September 30, 2007 and 2006, respectively.

Note 6:	Premises and Equipment

	2007	2006
Land	$1,344,098	$1,351,271
Buildings	9,154,093	9,077,631
Equipment	6,286,248	5,895,046
Total cost	16,784,439	16,323,948
Accumulated depreciation	(11,229,098)	(10,620,026)
Net	$5,555,341	$5,703,922

Depreciation and amortization expense for 2007, 2006 and 2005 was $637,000, $740,000 and $793,000, respectively.

Peoples Bancorp
Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

Note 7:	Deposits

	2007	2006
Noninterest-bearing demand deposits	$15,654,934	$14,609,453
Interest-bearing demand deposits	75,501,731	85,601,091
Savings deposits	44,318,245	46,551,534
Certificates and other time deposits of $100,000 or more	43,419,375	45,583,234
Other certificates and time deposits	170,396,897	183,503,417
	$349,291,182	$375,848,729

Certificates and other time deposits maturing in years ending September 30:

2008	$170,395,004
2009	24,952,028
2010	9,597,835
2011	3,939,122
2012	4,932,283
$213,816,272

Note 8:	Short-Term Borrowings

	2007	2006
Securities sold under agreements to repurchase	$1,000,511	$517,791

At September 30, 2007 and 2006, the securities sold under agreements to repurchase obligations were secured by investment securities and such collateral is held by a safekeeping agent. The maximum amount of outstanding agreements at any month-end during 2007 and 2006 totaled $1,092,000 and $1,524,000 and the average of such agreements for the years ended September 30, 2007 and 2006 totaled $631,000 and $767,000, respectively.

Peoples Bancorp
Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

Note 9:	Federal Home Loan Bank Advances

Federal Home Loan Bank advances at September 30, 2007 and 2006 totaled $53,480,000 and $59,155,000 and were at various rates ranging from 3.55% to 7.21% maturing at various dates through January 2015. The Federal Home Loan Bank advances are secured by first mortgage loans totaling $270,595,000. Advances are subject to restrictions or penalties in the event of prepayment.

Maturities in years ending September 30	Amount	Weighted- Average Rate
2008	16,030,000	5.14%
2009	9,500,000	4.98%
2010	11,700,000	6.10%
2011	5,250,000	5.00%
2012	8,000,000	5.01%
Thereafter	3,000,000	4.73%
	$53,480,000

Amounts advanced totaling $13,500,000 are subject to an option for the FHLB to convert the entire advance to a periodic adjustable rate five years after the date of the advance. The adjustable rate would be for the remaining term at the predetermined rate of three-month LIBOR or three-month LIBOR plus .0002 (.02 basis points), varying by advance. If the FHLB exercises its option to convert the advance to an adjustable rate, the advance will be pre-payable at the Banks’ option, at par without a penalty fee.

At September 30, 2007 and 2006, the Banks had a $1,000,000 overdraft line of credit agreement with the Federal Home Loan Bank. The Banks had not borrowed against this line of credit at September 30, 2007 or 2006. The line of credit expires July 11, 2008.

Note 10:	Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $51,067,000 and $48,404,000 at September 30, 2007 and 2006, respectively.

Peoples Bancorp
Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

The aggregate fair value of capitalized mortgage servicing rights included in other assets at September 30, 2007 and 2006 is based on comparable market values and a valuation model that calculates the present value of future cash flows. For purposes of measuring impairment, risk characteristics, including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	2007	2006
Mortgage servicing rights
Balance, beginning of year	$191,751	$259,643
Servicing rights capitalized	71,999	47,938
Amortization of servicing rights	(97,263)	(115,830)
Balance, end of year	$166,487	$191,751

Note 11:	Core Deposit Intangible

The carrying basis and accumulated amortization of recognized core deposit intangibles at September 30, 2007 and 2006, were:

	2007	2006
Gross carrying amount	$1,154,000	$1,154,000
Accumulated amortization	(1,096,564)	(958,718)
	$57,436	$195,282

Amortization expense for the years ended September 30, 2007, 2006 and 2005 was approximately $138,000, $138,000 and $138,000, respectively. Estimated amortization expense for the next fiscal year is:

2008	$ 57,436

Peoples Bancorp
Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

Note 12:	Income Tax

	2007	2006	2005
Income tax expense
Currently payable
Federal	$1,298,666	$1,203,310	$1,630,093
State	127,895	191,823	363,512
Deferred
Federal	(167,006)	115,447	180,557
State	(32,095)	26,772	14,121
Total income tax expense	$1,227,460	$1,537,352	$2,188,283
Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 34%	$1,369,818	$1,628,521	$2,148,084
Tax exempt interest	(110,700)	(96,322)	(83,136)
Nondeductible expenses	1,349	4,319	4,121
Effect of state income taxes	63,228	144,273	249,238
Effect of low income housing credits	(98,569)	(133,531)	(134,621)
Other	2,334	(9,908)	4,597
Actual tax expense	$1,227,460	$1,537,352	$2,188,283

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

	2007	2006
Assets
Allowance for loan losses	$753,515	$761,814
Loan fees	226,336	289,621
Net unrealized losses on securities available for sale	178,346	612,825
Capital loss carry-forward	225,579	—
Other	190,135	209,809
Total assets	1,573,911	1,874,069
Liabilities
Depreciation	82,166	94,835
State income tax	39,003	28,247
FHLB of Indianapolis stock dividend	247,293	255,222
Prepaid expenses	76,622	64,461
Other	297,936	365,035
Total liabilities	743,020	807,800
	$830,891	$1,066,269

Peoples Bancorp
Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

Management believes no valuation allowance is necessary at September 30, 2007 and 2006.

Retained earnings at September 30, 2007 include approximately $8,102,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of June 30, 1988 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $2,755,000 at September 30, 2007.

At September 30, 2007, the Company had a capital loss carry-forward of $564,840. The capital loss carry-forward will expire if not used by September 30, 2011.

Note 13:	Other Comprehensive Income

	2007
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
Unrealized losses on securities
Unrealized holding gains arising during the year	$1,242,789	$(411,005)	$831,784
Less: reclassification adjustment for gains realized in net income	5,104	(2,296)	2,808
Net unrealized gains	$1,237,685	$(408,709)	$828,976

	2006
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
Unrealized losses on securities
Unrealized holding losses arising during the year	$(344,998)	$(117,299)	$(227,699)
Less: reclassification adjustment for losses realized in net income	(117,496)	(39,949)	(77,547)
Net unrealized losses	$(227,502)	$(77,350)	$(150,152)

Peoples Bancorp
Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

	2005
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
Unrealized losses on securities
Unrealized holding losses arising during the year	$(1,476,365)	$(571,912)	$(904,453)
Less: reclassification adjustment for gains realized in net income	10,469	4,147	6,322
Net unrealized losses	$(1,486,834)	$(576,059)	$(910,775)

Note 14:	Commitments and Contingent Liabilities

In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not included in the accompanying consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheets.

Financial instruments whose contract amount represents credit risk at September 30, 2007 and 2006 consisted of commitments to extend credit totaling $40,816,000 and $42,918,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies, but may include residential real estate, income-producing commercial properties, or other assets of the borrower.

The Company has employment agreements with two officers which include provisions for payment to them of three and two years’ salary, respectively, in the event of their termination in connection with any change in ownership or control of the Company, other than by agreement. The agreements have terms of three and two years, respectively, which may be extended annually for successive periods of one year.

The Company and subsidiaries are also subject to possible claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate determination of such possible claims or lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Peoples Bancorp
Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

Note 15:	Dividends and Capital Restrictions

Without prior approval, current regulations allow Peoples and First Savings to pay dividends to the Company not exceeding net profits (as defined) for the current calendar year to date plus those for the previous two years. At September 30, 2007, such limitations totaled $1,881,000. The Banks normally restrict dividends to a lesser amount because of the need to maintain an adequate capital structure.

Note 16:	Regulatory Capital

The Banks are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category. The assigned capital category is largely determined by ratios that are calculated according to the regulations. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity’s activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At September 30, 2007, the Banks were categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since September 30, 2007 that management believes have changed the Banks’ classification.

Peoples’ actual and required capital amounts and ratios are as follows:

	2007
	Actual		Required for Adequate Capital 1		To Be Well Capitalized¹
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital [1] (to risk-weighted assets)	$44,474,000	24.2%	$14,672,000	8.0%	$18,340,000	10.0%
Tier 1 risk-based capital [1] (to risk-weighted assets)	43,171,000	23.5%	7,336,000	4.0%	11,004,000	6.0%
Core capital [1] (to adjusted total assets)	43,171,000	11.7%	14,803,000	4.0%	18,504,000	5.0%
Core capital [1] (to adjusted tangible assets)	43,171,000	11.7%	7,401,000	2.0%	NA	NA
Tangible capital [1] (to adjusted total assets)	43,171,000	11.7%	5,551,000	1.5%	NA	NA

Peoples Bancorp
Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

	2006
	Actual		Required for Adequate Capital 1		To Be Well Capitalized¹
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital [1] (to risk-weighted assets)	$44,267,000	21.8%	$16,246,000	8.0%	$20,308,000	10.0%
Tier 1 risk-based capital [1] (to risk-weighted assets)	42,890,000	21.1%	8,123,000	4.0%	12,185,000	6.0%
Core capital [1] (to adjusted total assets)	42,890,000	10.9%	15,756,000	4.0%	19,695,000	5.0%
Core capital [1] (to adjusted tangible assets)	42,890,000	10.9%	7,878,000	2.0%	NA	NA
Tangible capital [1] (to adjusted total assets)	42,890000	10.9%	5,908,000	1.5%	NA	NA

First Savings’ actual and required capital amounts and ratios are as follows:

	2007
	Actual		Required for Adequate Capital 1		To Be Well Capitalized¹
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital [1] (to risk-weighted assets)	$14,806,000	29.3%	$4,037,000	8.0%	$5,047,000	10.0%
Tier 1 risk-based capital [1] (to risk-weighted assets)	14,291,000	28.3%	2,019,000	4.0%	3,028,000	6.0%
Core capital [1] (to adjusted total assets)	14,291,000	14.7%	3,879,000	4.0%	4,848,000	5.0%
Core capital [1] (to adjusted tangible assets)	14,291,000	14.7%	1,939,000	2.0%	NA	NA
Tangible capital [1] (to adjusted total assets)	14,291,000	14.7%	1,454,000	1.5%	NA	NA

	2006
	Actual		Required for Adequate Capital 1		To Be Well Capitalized¹
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital [1] (to risk-weighted assets)	$14,275,000	24.1%	$4,738,000	8.0%	$5,922,000	10.0%
Tier 1 risk-based capital [1] (to risk-weighted assets)	13,770,000	23.3%	2,369,000	4.0%	3,553,000	6.0%
Core capital [1] (to adjusted total assets)	13,770,000	13.0%	4,238,000	4.0%	5,298,000	5.0%
Core capital [1] (to adjusted tangible assets)	13,770,000	13.0%	2,119,000	2.0%	NA	NA
Tangible capital [1] (to adjusted total assets)	13,770,000	13.0%	1,589,000	1.5%	NA	NA

1As defined by Regulatory Agencies

Peoples Bancorp
Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

Note 17:	Employee Benefit Plans

The Banks are participants in a pension fund known as the Financial Institutions Retirement Fund (FIRF). This plan is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer. This plan provides pension benefits for substantially all of the Company’s employees. Pension expense was approximately $1,181,000, $1,298,000 and $1,081,000 for 2007, 2006 and 2005. The benefits of this plan were frozen on August 1, 2007.

A profit-sharing plan is maintained for the benefit of substantially all of the Company’s employees and allows for both employee and Company contributions. The Company contribution consists of a matching contribution of 50 percent of employee contributions, up to 6 percent of eligible employee compensation. The Company may also contribute an additional discretionary amount to each employee, regardless of participation in the matching program. The Company’s contribution to the plan, for the matching program was approximately $109,000, $109,000 and $108,000 for 2007, 2006 and 2005. The Company’s contribution for the discretionary program was $28,000 for 2007.

Note 18:	Stock Option Plan

Under the Company’s incentive stock option plan approved in 1998, which is accounted for in accordance with SFAS No. 123R, the Company grants selected executives and other key employees stock option awards which vest and become fully exercisable at the end of five years of continued employment. During 1999, the Company authorized the grant of options for up to 200,000 shares of the Company’s common stock. The exercise price of each option, which has a ten-year life, was equal to or greater than the market price of the Company’s stock on the date of grant; therefore, no compensation expense was recognized. The Company has not granted any options during the three year period ended September 30, 2007. The pro forma effect on net income is disclosed in Note 1.

The following is a summary of the status of the Company’s stock option plan and changes in that plan as of and for the years ended September 30, 2007, 2006 and 2005.

	2007
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	38,741	$18.16
Exercised	(7,722)	13.50
Forfeited or expired	(9,376)	19.36
Outstanding, end of year	21,643	$19.30	1.0	$19,976

Exercisable, end of year	21,643	$19.30	1.0	$19,976

Peoples Bancorp
Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

	2006
Options	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	84,924	$14.48
Exercised	(37,961)	11.52
Forfeited or expired	(8,222)	11.16
Outstanding, end of year	38,741	$18.16	2.0	$106,671

Exercisable, end of year	38,741	$18.16	2.0	$106,671

The total intrinsic value of options exercised during the years ended September 30, 2007 and 2006, was $44,000 and $341,000, respectively.

As of September 30, 2007 and 2006, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.

Note 19:	Earnings Per Share

For the year ended September 30, 2007, options to purchase 16,000 shares of common stock at an exercise price of $21.50 per share were outstanding, but were not included in the computation of diluted earnings per share because the options were anti-dilutive. Earnings per share (EPS) were computed as follows:

	2007
	Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income available to common stockholders	$2,801,416	3,161,939	$.89
Effect of Dilutive Securities
Stock options	—	2,141
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$2,801,416	3,164,080	$.89

Peoples Bancorp
Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

	2006
	Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income available to common stockholders	$3,252,406	3,293,223	$.99
Effect of Dilutive Securities
Stock options	—	11,603
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$3,252,406	3,304,826	$.98

	2005
	Income	Weighted- Average Shares	Per-Share Amount
Basic Earnings Per Share
Net income available to common stockholders	$4,129,607	3,357,018	$1.23
Effect of Dilutive Securities
Stock options	—	23,340
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$4,129,607	3,380,358	$1.22

Note 20:	Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents - The fair value of cash and cash equivalents approximates carrying value.

Interest-Bearing Time Deposits - The fair values of interest-bearing time deposits are determined on a discounted cash flow basis.

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

Peoples Bancorp
Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

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

The estimated fair values of the Company’s financial instruments are as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$12,311,371	$12,311,371	$10,756,693	$10,756,693
Interest-bearing time deposits	2,567,908	2,574,000	5,047,883	5,047,883
Investment securities available for sale	86,599,820	86,599,820	93,640,940	93,640,940
Investment securities held to maturity	423,173	424,745	567,690	570,957
Loans, including loans held for sale	348,485,297	346,543,000	371,662,679	363,592,486
Stock in FHLB	4,403,900	4,403,900	4,567,600	4,567,600
Interest receivable	2,951,833	2,951,833	2,921,149	2,921,149
Liabilities
Deposits	349,291,182	349,237,000	375,848,729	374,839,000
Short-term borrowings	1,000,511	1,000,511	517,791	517,791
Federal Home Loan Bank advances	53,480,000	54,054,000	59,155,000	59,103,000
Interest payable	1,889,998	1,889,998	652,042	652,042

Peoples Bancorp
Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

Note 21:	Quarterly Results of Operations (Unaudited)

Quarter Ending	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	Net Income	Average Shares Outstanding	Basic Earnings Per Share
Dec 06	$7,367,655	$3,696,425	$3,671,230	$3,695	$800,436	3,202,179	$.25
Mar 07	7,192,184	3,686,547	3,505,637	27,620	513,290	3,172,048	.16
Jun 07	7,113,100	3,618,559	3,494,541	5,116	717,464	3,145,389	.23
Sep 07	6,987,051	3,557,767	3,429,284	40,541	770,226	3,128,246	.25
	$28,659,990	$14,559,298	$14,100,692	$76,972	$2,801,416
Dec 05	$6,923,629	$2,919,429	$4,004,200	$43,803	$992,210	3,340,263	$.30
Mar 06	6,947,258	3,074,043	3,873,215	2,950	711,450	3,321,754	.21
Jun 06	7,089,881	3,308,441	3,781,440	(1,796)	854,647	3,273,643	.26
Sep 06	7,349,664	3,625,670	3,723,994	11,108	694,099	3,237,506	.21
	$28,310,432	$12,927,583	$15,382,849	$56,065	$3,252,406

Note 22:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company.

Condensed Balance Sheets
	2007	2006
Assets
Cash	$2,986,285	$4,769,914
Investment in subsidiaries	59,553,403	58,050,638
Securities available for sale	69,340	66,640
Other assets	14,801	504,797
Total assets	$62,623,829	$63,391,989
Liabilities
Dividends payable on common stock	$590,165	$616,740
Other	700	33
Total liabilities	590,865	616,773
Stockholders’ Equity
Common stock	3,106,134	3,206,969
Additional paid-in capital	679,457	2,567,131
Retained earnings	58,570,157	58,152,876
Accumulated other comprehensive loss	(322,784)	(1,151,760)
	62,032,964	62,775,216
Total liabilities and stockholders’ equity	$62,623,829	$63,391,989

Peoples Bancorp
Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

Condensed Statements of Income
	2007	2006	2005
Income
Dividends from subsidiaries	$2,225,000	$3,300,000	$1,900,000
Interest on investments	6,774	164,461	197,249
Net gains (losses) on available-for-sale securities	—	(127,308)	11,114
	2,231,774	3,337,153	2,108,363
Expenses	(163,665)	(164,450)	(187,627)
Income before equity in undistributed income of subsidiaries and income tax expense	2,068,109	3,172,703	1,920,736
Equity in undistributed income of subsidiaries	673,307	105,832	2,212,954
Income before income tax	2,741,416	3,278,535	4,133,690
Income tax expense (benefit)	(60,000)	26,129	4,083
Net income	$2,801,416	$3,252,406	$4,129,607

Condensed Statements of Cash Flows
	2007	2006	2005
Net cash provided by operating activities	$2,615,590	$3,188,170	$1,904,064
Cash flows from investing activities
Proceeds from sales of securities available for sale	—	3,869,189	227,129
Proceeds from maturities and calls of securities available for sale	—	150,000	—
Net cash provided by investing activities	—	4,019,189	227,129
Cash flows from financing activities
Stock repurchased	(2,092,750)	(3,539,906)	(619,547)
Stock options exercised	104,241	437,485	34,777
Excess tax benefit of stock options exercised		90,851	—
Cash dividends	(2,410,710)	(2,486,835)	(2,414,514)
Net cash used in financing activities	(4,399,219)	(5,498,405)	(2,999,284)
Net change in cash	(1,783,629)	1,708,954	(868,091)
Cash at beginning of year	4,769,914	3,060,960	3,929,051
Cash at end of year	$2,986,285	$4,769,914	$3,060,960

Peoples Bancorp
Notes to Consolidated Financial Statements
September 30, 2007, 2006 and 2005

Note 23:	Subsequent Events

On June 26, 2007, the Company announced that an application is being filed to combine its two banking subsidiaries, Peoples and First Savings into one bank. Regulatory approval has been received and the merger of First Savings into Peoples took place as of October 1, 2007.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As of September 30, 2007, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

There is no information that was required to be disclosed on a Form 8-K during the fourth quarter that was not reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

The following table lists the directors of the Company:

Name(Age)	Position	Director Since	Present Term Expires

Erica D. Dekko (38)	Director	2001	2009
Maurice F. Winkler, III (51)	Director and President of Peoples Bancorp and Peoples Federal	1993	2009
Bruce S. Holwerda (50)	Director	1998	2010
Stephen R. Olson (64)	Director	2000	2010
John C. Thrapp (73)	Director	1990	2010
G. Richard Gatton (65)	Chairman of the Board	2000	2011
Douglas D. Marsh (66)	Director	1990	2011

Mr. Gatton served as President, Chief Executive Officer of Three Rivers Financial Corporation, and in December 1990 became a director of First Savings Bank, a subsidiary of the Company that merged into Peoples Federal on October 1, 2007. Upon the merger of Three Rivers Financial Corporation into the Company, Mr. Gatton became a director of the Company and retained his position as President and Chief Executive Officer of First Savings. On March 1, 2006, he retired as President and Chief Executive Officer of First Savings, and as a director of First Savings. Mr. Gatton was elected Chairman of the Board of the Company, and Chairman of the Board and director of the Company and of Peoples Financial Services, Inc. (“Peoples Financial”), a wholly-owned subsidiary of Peoples Federal, on February 1, 2007. Prior to joining First Savings Bank, Mr. Gatton served as President of the Bank of Three Oaks, Michigan and President and CEO of First National Bank of Wabash, Indiana. Mr. Gatton has been involved in the banking industry since 1966. He is the father of Jeffrey H. Gatton, former President of First Savings Bank and now Senior Vice President and Chief Operating Officer of Peoples.

Ms. Dekko has served as a director of Peoples Federal since January of 2000 and was elected as a director of the Company January 2001. Ms. Dekko completed her Executive MBA from Notre Dame in 2000. She is a Financial Adviser for Dekko Investment Services. Ms. Dekko also serves as a director of Peoples Financial.

Mr. Holwerda was elected a director of Peoples Federal and the Company in 1998. Mr. Holwerda was co-owner of Ambassador Steel Corporation, Auburn, Indiana, and served as Vice President and Chief Operating Officer, positions he held from 1990 to 2003. In 2003, he sold his co-ownership and is serving as consultant to Ambassador Steel. In addition to his consulting services, Mr. Holwerda has other real estate investments and is an owner of four companies. Mr. Holwerda also serves as a director of Peoples Financial.

Mr. Marsh has served as a director of Peoples Federal since 1982 and a director of the Company since 1990. He currently serves as Principal Broker of Castle One Realty in Auburn, Indiana, and Chairman of the Board of Applied Innovations Inc. in Chicago, Illinois. From 1991 to 1996, Mr. Marsh served as Vice President of Sales for Superior Chaircraft, a division of JSJ Corporation, Grand Haven, Michigan. From 1976 to 1991, Mr. Marsh served as President and Chief Executive Officer of Garrett Industries of Hudson, Indiana. Mr. Marsh also serves as a director of Peoples Financial.

Mr. Olson started with Morton Buildings, a construction company located in Three Rivers, Michigan in 1970, serving as manager until 2003 and currently serves as a training director and sales consultant. Mr. Olson was appointed to the Board of Directors of First Savings Bank in 1984 and served as Chairman since 1993. Mr. Olson became a director of the Company upon the merger of Three Rivers Financial Corporation into the Company on February 1, 2000 and a director of Peoples Federal on October 1, 2007. He is also on the Board of Directors of Camp Wakeshma, a non-profit summer youth camp.

Mr. Thrapp served as a director and officer of First Federal Savings and Loan Association of Kendallville, which merged with Peoples Federal in August 1990. He became a director of Peoples Federal and the Company in September 1990. Since 1962, Mr. Thrapp has been an attorney with the firm of Thrapp & Thrapp in Kendallville, Indiana.

Mr. Winkler was appointed to the Board of Directors of Peoples Federal and the Company in June 1993. Mr. Winkler joined Peoples Federal in 1979. From 1981 to 1985, he served as Peoples Federal’s Controller and in December 1985 became Vice President-Operations. Mr. Winkler assumed the duties of President and Chief Executive Officer of the Company, Peoples Federal, and Peoples Financial effective October 1, 1996. Mr. Winkler also serves as a director of Peoples Financial.

Executive Officers

The following table lists the executive officers of the Company.

Name	Age	Position

G. Richard Gatton	65	Chairman of the Board
Maurice F. Winkler, III	51	President and Chief Executive Officer
Cheryl L. Taylor	57	Secretary
Steven H. Caryer	44	Vice President and Chief Financial Officer
Jeffrey H. Gatton	44	Sr. Vice President and Chief Operating Officer
Jeffrey L. Grate	44	Vice President of Retail Lending

Ms. Taylor joined Peoples Federal in April 1986. She has served in various capacities for Peoples Federal and was promoted to insurance agent for Peoples Financial in November 1991. In August of 2000, Ms. Taylor was promoted to Corporate Secretary for the Company and in October 2000 was promoted to Vice President and Secretary of Peoples Financial.

Mr. Caryer became Vice President and Chief Financial Officer of the Company and Peoples Federal in September, 2006. Previously, Mr. Caryer was employed for nine years by First Defiance Financial Corp. as Senior Vice President and Controller. Prior to that, he was with Hicksville Building Loan and Savings in a similar capacity.

Mr. Jeffrey Gatton had over eleven years banking experience when he joined First Savings in October 1997 as Vice President and Manager of the Indiana Division. He was promoted to Executive Vice President and Chief Operations Officer in late 2000. In March 2006, Mr. Gatton was promoted to President of First Savings. Upon the merger of Peoples Federal and First Savings on October 1, 2007, Mr. Gatton was appointed Senior Vice President and Chief Operating Officer of Peoples Federal. Mr. Gatton is the son of G. Richard Gatton, the Chairman of the Board of the Company and Peoples Federal.

Mr. Grate joined Peoples Federal in July 1988 as a loan officer and a collection officer. In July 1997, he was promoted to Vice President of Retail Lending. He came to Peoples with over two years of banking experience.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 2007, all Section 16(a) filing requirements applicable to the Company’s officers and directors were complied with and there were no late filings.

Code of Ethics

The Company has adopted an ethics policy that applies to financial managers of the Company and its subsidiaries, including its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the Code of Ethical Conduct for Financial Managers is attached as Exhibit 14 to this annual report. In addition, the Company will provide a copy without charge, upon a written request delivered to the attention of Maurice F. Winkler, III, President, Peoples Bancorp, at 212 West Seventh Street, Auburn, Indiana 46706-1723 or by fax to (260) 925-1733. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to a provision of its Code of Ethical Conduct for Financial Managers by posting such information on the Company’s website at www.Peoplesbancorp.us.

Audit Committee

The Company’s Board of Directors has a standing Audit Committee. The members of the Audit Committee are: Erica D. Dekko (Chairperson), Bruce S. Holwerda, Douglas D. Marsh, and Stephen R. Olson. All members of the Audit Committee are independent as required by the listing standards of the NASDAQ Stock Exchange. The Company’s Board of Directors has determined that Ms. Dekko’s credentials and her expertise in finance qualify her as a “financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act of 1933. Ms. Dekko is independent as defined in the applicable listing standards of the NASDAQ Stock Exchange.

Item 11.  Executive Compensation

Compensation Discussion And Analysis

Overview of Compensation Program

Peoples Federal compensates the executive officers of the Company. During the fiscal year ended September 30, 2007, the Company did not pay any cash compensation to any of the executive officers.

The following table lists the Company’s four named executive officers (the “Named Executive Officers”) who are included in the Summary Compensation Table and other tables set forth below (with the exception of the Director Compensation Table). These four officers are referred to as the “Named Executive Officers”.

Executive Officers	Bank Title	Company Title

Maurice F. Winkler, III	President and Chief Executive Officer	President and Chief Executive Officer

Steven H. Caryer	Vice President and Chief Financial Officer	Chief Financial Officer

Jeffrey H. Gatton	Sr. Vice President and Chief Operating Officer	N/A

Jeffrey L. Grate	Vice President of Retail Lending	N/A

The Budget/Compensation Committee of the Company’s Board of Directors determines, subject to the approval of the Board of Directors, the compensation for the Named Executive Officers. The Committee reviews payroll costs, establishes policies and objectives relating to compensation, and approves the salaries of all employees, including executive officers. All recommendations by the Committee relating to salaries of the Company’s executive officers are approved by the full Board of Directors of the Company. The Committee uses similar procedures in establishing the Chief Executive Officer’s annual compensation, including a review of the Chief Executive Officer’s annual performance in achieving organizational goals and strategic initiatives as well as using America’s Community Bankers Compensation and Benefit Survey for 2007 comparing financial institutions similar in asset size and located in Indiana.

The Chief Executive Officer recommends annual compensation adjustments to the Committee for all executive officers other than himself. In developing these recommendations, the Chief Executive Officer considers the performance of the individual executive officers over the past year, including achievement of specific goals and objectives, as well as their contribution to the strategic advancement of the organization. In addition, he reviews salary surveys and considers his personal knowledge of industry trends in making his recommendation. The Committee then reviews these recommendations, along with the executive officer annual review forms, if appropriate and, after discussion, either accepts the recommendation or recommends changes. Occasionally, the Chief Financial Officer makes mid-year recommendations to the Committee for either salary adjustments or other forms of compensation, such as options or restricted stock awards. These mid-year adjustments are infrequent and could result, for example, from a change in responsibility or title, the recognition of a mile-stone achievement or an adjustment to establish parity with a newly hired individual where warranted. In fiscal 2007, the Chief Financial Officer did not recommend to the Committee any modifications to the annual merit recommendations with respect to executive officers. However, the full Board of Directors of the Company recommended a mid-year adjustment for Jeffrey H. Gatton, Peoples Federal’s Sr. Vice President and Chief Operating Officer. The Board reviewed Mr. Gatton’s performance as President at First Savings and compared his salary to peers, and determined he deserved an increase in base salary from $85,000 to $102,500, which became effective April 1, 2007.

The Committee has access to and reviews compensation data for comparable financial institutions in the Midwest in determining and approving the salaries of executive officers. To determine 2007 compensation, the Committee reviewed a salary survey compiled by America’s Community Bankers Compensation and Benefit Survey for 2007, and used the Consumer Price Index. The Consumer Price Index is used to evaluate inflation rates so the employees will not lose purchasing power. Seniority and performance are also taken into consideration, as well as amounts of compensation paid by peers of the Company.

The Committee has the authority under the Committee’s Charter to retain outside consultants or advisors to assist the Committee. No outside consultants were retained in 2007.

Impact of Performance on Compensation

Each Executive’s performance is reviewed annually along with the financial performance of the Company and the extent to which its strategic objectives have been achieved. Generally, individual performance drives base salary adjustments as well as some option awards. The executives’ financial performance is rewarded through the bonus program described below under “Annual Cash Bonuses.” In addition, outstanding individual performance or substantial advancement of strategic organizational goals may also result in the award of either options or restricted shares. Also, a change in job responsibility may trigger a compensation review outside the annual process.

Objectives of Compensation Program

We have the following objectives with respect to our executive compensation programs:

(1)
provide compensation opportunities comparable to those offered by other similarly situated financial institutions in order to be able to attract and retain talented executives who are critical to the Company’s long-term success;

(2)	reward executive officers based upon their ability to achieve short-term and long-term strategic goals and objectives and enhance shareholder value; and

(3)
align the interests of the executive officers with the long-term interests of shareholders by granting stock options which will become more valuable to the executives as the value of the Company’s shares increase.

2007  Executive Compensation Components

The Company’s executive compensation system contains the following components:

•	base salary;

•	annual bonuses;

•	stock options; and

•	post-employment compensation as prescribed in employment contracts for Mr. Maurice F. Winkler, Mr. Steven H. Caryer, and Mr. Jeffrey H. Gatton.

Current compensation, designed to compensate employees for their current responsibilities and performance, includes monthly salary payments and annual performance-based bonus payments. The annual bonuses are tied to the Company’s performance in the areas of growth, profit, quality, and productivity as they ultimately relate to earnings per share and return on equity for the current fiscal year. In years in which the performance goals of the Company are met or exceeded, executive compensation tends to be higher than in years in which performance is below expectations.

An additional component of our executive compensation system is generally more long term in nature and includes awards of stock options pursuant to our two stock option plans described below. See “Stock Option Information.” Options granted under these plans, which are non-transferable, have little or no initial value to the employee. The intent of this form of compensation is two-fold. First, the potential appreciation in the inherent value of the options that results from increases in the stock price of the Company aligns recipients’ interests with those of our shareholders. Second, the vesting schedules applied to each option grant, which is typically five-year pro-rata, reduces the potential motivation for short-sighted behavior that might sacrifice long-term value for short-term results, and also serves as an incentive for our key talent pool to remain with the Company for meaningful periods of time.

The Company also provides various organization-wide benefit programs such as health insurance, life insurance, long-term disability insurance, a flexible benefits plan, a defined benefit plan, and a 401(K) Plan.

Base Salary.  Base salary levels of the Company’s executive officers are intended to be comparable to those offered by similar financial institutions in the Midwest and are based on asset size and ownership structure. The Committee has access to and reviews compensation data for comparable financial institutions in the Midwest in determining and approving the salaries of executive officers. To determine 2007 base salary compensation, the Committee reviewed a salary survey compiled by America’s Community Bankers Compensation and Benefit Survey for 2007, and used the Consumer Price Index. The Consumer Price Index is used to evaluate inflation rates so the employees will not lose purchasing power. Seniority and performance are also taken into consideration, as well as amounts of compensation paid by peers of the Company.

In determining base salaries, the Committee also takes into account individual experience and performance and contributions the employee makes to the achievement of the Company’s goals. Those contributions vary in type and scope, depending on the requirements of the job, the skills, experience and knowledge an employee brings to a particular position, and the quality of work performed. These qualities are considered when evaluating the value of the employee to the organization and determining the appropriate level of compensation in exchange for those qualifications.

The base salary of each of our Named Executive Officers for fiscal 2007 is included in the Summary Compensation Table below.

Annual Cash Bonuses.  Each year, the Board of Directors determines the percentage of an employee’s base salary the employee will be eligible to receive as a cash bonus if the threshold requirements established for that year are met. No bonuses were paid this year as the profitability of Peoples Federal did not justify bonuses being awarded.

Stock Options.  The Company’s option plans are intended to align executive and other key employees and shareholder long-term interests by creating a strong and direct link between executive pay and shareholder return, and enabling executives to acquire a significant ownership position in the Company’s common stock. Stock options are granted with exercise prices equal to the prevailing market price of the Company’s common stock and will only have value to the recipient if the stock price increases thereafter. The Company’s Budget/Compensation Committee determines the number of option grants to make to executive officers based on the practices of comparable financial institutions as well as the executive’s level of responsibility and contributions to the Company. For a description of the Company’s option plans, see “Stock Option Information--The 1998 Stock Option and Incentive Plan” and “--The Three Rivers Financial Corporation Stock Option and Incentive Plan.”

Potential Payments Upon Termination or Change in Control.  Maurice F. Winkler, III, Steven H. Caryer, and Jeffrey H. Gatton have entered into employment agreements with the Company and Peoples Federal. These agreements provide for compensation following their termination of employment. The employment and special termination agreements to which Mr. Winkler, Mr. Caryer, and Mr. Gatton are parties are described below in more detail under “Employment Agreements”.

Section 162(m) of the Internal Revenue Code, in specified circumstances, limits to $1 million the deductibility of compensation, including stock-based compensation, paid to top executives by public companies. None of the compensation paid to the Named Executive Officers for fiscal 2007 exceeded the threshold for deductibility under Section 162(m).

The Budget/Compensation Committee believes that linking executive compensation to corporate performance results in a better alignment of compensation with corporate goals and the interests of the Company’s shareholders. As performance goals are met or exceeded, most probably resulting in increased value to shareholders, executives are rewarded commensurately. The Committee believes that compensation levels during fiscal 2007 for executives and for the Chief Executive Officer adequately reflect the Company’s compensation goals and policies.

Summary Compensation Table For Fiscal 2007

The following table presents information for compensation awarded to, earned by, or paid to the Named Executive Officers for 2007.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus (2)	Option Awards ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
Maurice F. Winkler, III President and Chief Executive Officer	2007	$170,719	$6,382	-0-	$42,000	$ 7,578	$226,679
Steven H. Caryer Vice President and Chief Financial Officer	2007	$ 98,000	$10,000	-0-	N/A	$ 4,190	$112,190
Jeffrey H. Gatton Sr. Vice President and Chief Operating Officer	2007	$103,656	$ 3,800	$33,534	$7,000	$12,568	$160,558
Jeffrey L. Grate Vice President of Lending Operations	2007	$ 90,105	$ 3,867	-0-	$11,000	$ 1,903	$106,875
____________________
(1)
Includes amounts earned but deferred, including amounts deferred under the Company’s 401(k) Plan. Mr. Winkler received $26,580 in director's fees which are included in this column. Mr. Jeffrey Gatton received $8,580 in director’s fees while serving on First Savings’ Board which are included in this column. As a result of the merger of First Savings into Peoples Federal as of October 1, 2007, Mr. Gatton no longer serves as a director of First Savings. Mr. Caryer and Mr. Grate do not receive director's fees. Mr. Winkler received an additional $827 due to a change in the timing of pay dates, starting October 1, 2006.

(2)	Bonus was awarded in fiscal 2006 and paid in fiscal 2007.
(3)
The amounts reflect the dollar amount the Company recognized, before forfeitures, for financial statement reporting purposes for the fiscal year ended September 30, 2007, in accordance with FAS 123(R) and thus may include amounts from awards granted in and prior to 2007. The expense recognized in the financial statements is determined by the vested pro-rata portion of the fair value of the stock or option award on the date of award. The assumptions used in calculating these amounts are included in Note 19 to the Financial Statements for the fiscal year ended September 30, 2007, included in this Annual Report on Form 10-K and in Note 18 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed on December 29, 1999.

(4)
This column includes the increase in actuarial value of the Named Executive Officer’s interest in the Peoples Federal defined benefit plan, which was frozen on August 1, 2007. The accrual benefit shown is the increase in actuarial value between October 1, 2006 and September 30, 2007. All executive officers participated in the defined benefit plan until it was frozen on August 1, 2007, with the exception of Mr. Caryer.

(5)
Includes the Company’s matching contributions and allocations under its 401(k) Plan and the value of insurance premiums in excess of IRS limits. The Named Executive Officers received certain perquisites during fiscal 2007, but the incremental cost of providing those perquisites did not exceed the $10,000 disclosure threshold. Includes the personal benefit to the Named Executive Officers of split-dollar insurance purchased by Peoples Federal and First Savings.

Stock Option Information

The 1998 Stock Option and Incentive Plan

On November 10, 1998, the Company’s Board of Directors adopted the Peoples Bancorp 1998 Stock Option and Incentive Plan (“1998 Plan”) that permits the grant of incentive and nonqualified options to purchase shares of the Company’s common stock, as well as stock appreciation rights. Our shareholders approved the 1998 Plan on January 13, 1999. The Budget/Compensation Committee administers the 1998 Plan.

Under the 1998 Plan, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 1998 Plan is 200,000 (subject to adjustment to prevent dilution). The 1998 Plan continues in effect until November 10, 2008, unless earlier terminated. Pursuant to the 1998 Plan, directors and key employees of the Company (or any affiliate as defined in the 1998 Plan) may be granted options at an exercise price not less than 100% of the fair market value of the Company’s common stock on the date of the grant. During fiscal 2007, no options were granted under the 1998 Plan. As of November 30, 2007, options to purchase 16,000 shares were outstanding under the 1998 Plan at an average price of $21.50 per share, and 170,000 shares were reserved for future awards under the 1998 Plan. No stock appreciation rights have been awarded under the 1998 Plan. Stock options become exercisable in full upon a change in control of the Company. For this purpose, a change in control means the execution of an agreement that will result in the sale of all or a material portion of the assets of the Company, a merger or recapitalization of the Company in which the Company is not the surviving entity, the acquisition of control of the Company as defined in 12 CFR § 574.3, or the acquisition of 25% or more of the Company’s outstanding shares by any person, entity or group.

The Three Rivers Financial Corporation Stock Option and Incentive Plan

In April 1996, Three Rivers Financial Corporation’s Board of Directors adopted, and the shareholders approved, the Three Rivers Financial Corporation Stock Option and Incentive Plan (the “Three Rivers Plan”). The Three Rivers Plan is administered by the Budget/Compensation Committee. The purpose of the Three Rivers Plan was to provide additional incentive to directors and key employees by facilitating their purchase of stock through incentive and non-qualified stock options, as well as stock appreciation rights. No further awards may be made under this plan. During the fiscal year ended September 30, 2007, no options were granted under the Three Rivers Plan and options for 1,722 shares were exercised. As of September 30, 2007, there were options for 5,643 shares outstanding under the Three Rivers Plan, at an average price per share of $13.05.

Option Exercises for 2007

The following table presents information on the exercise by Named Executive Officers of stock options during fiscal 2007. No stock options were granted to the Named Executive Officers during the fiscal year ended September 30, 2007.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Maurice F. Winkler, III	—	—
Steven H. Caryer	—	—
Jeffrey H. Gatton	7,128	$40,725
Jeffrey L. Grate	—	—

(1)
Amounts reflecting value realized upon exercise of options are based on the difference between the closing price for a share on the date of exercise and the exercise price for a share. The Company repurchased 5,728 of these shares from Mr. Gatton at $19.51 per share for an aggregate price of $111,753.

Outstanding Equity Awards at September 30, 2007

The following table presents information on unexercised stock options held by the Named Executive Officers that are outstanding as of September 30, 2007:

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date

Maurice F. Winkler, III	—	—	—
Steven H. Caryer	—	—	—
Jeffrey H. Gatton	—	—	—
Jeffrey L. Grate	1,500	$21.50	09-15-2008

Other Compensation Of Executives

Defined Benefit Pension Plan at September 30, 2007

The following table provides information on each plan that provides for payments or other benefits in connection with a Named Executive Officer’s retirement, excluding tax-qualified and non-qualified defined contribution plans.

		Number of Years	Present Value of	Payments During
		Credited Service	Accumulated	Last Fiscal Year
Name	Plan Name	(#)(2)	Benefit ($)(3)	($)

Maurice F. Winkler, III	Pentegra Group Pension Plan (1)	27	$328,000	$0

Steven H. Caryer	Pentegra Group Pension Plan (1)	0	N/A	N/A

Jeffrey H. Gatton	Pentegra Group Pension Plan(1)	8.833	$ 33,000	$0

Jeffrey L. Grate	Pentegra Group Pension Plan (1)	18.250	$ 75,000	$0
___________________
(1)	The Plan is a non-contributory, multi-employer comprehensive Pension Plan. The Plan was frozen as to new participants and for additional years of service for existing participants on August 1, 2007.
(2)
The number of years of credited service is computed as of September 30, 2007, the same pension plan measurement date used for financial statement reporting purposes in the Company’s Annual Report to Shareholders.

(3)
This information is as of September 30, 2007, the same pension plan measurement date used for financial statement reporting purposes in the Company’s Annual Report to Shareholders, assumes that the Named Executive Officer retires at age 65, the normal retirement age specified in the Plan, and is based on compensation paid to the Named Executive Officers until the Plan was frozen. The interest rate assumptions used are the same ones used in making disclosures about this plan in the Company’s 2007 Annual Report to Shareholders.

Peoples Federal maintains an IRS qualified defined benefit pension plan (the “Retirement Plan”) for all eligible employees (the “Participants”). In order to be eligible to participate, an employee must attain age 21 and complete 12 months of employment. The Retirement Plan is funded solely by Peoples Federal’s contributions and generally provides for vested benefits to Participants with 100% vesting after five years of credited service. All full-time employees who were Participants in the Retirement Plan on August 1, 2007, participate in the Plan, which was frozen as of that date. Further eligibility and benefit accruals ceased as of August 1, 2007, under this Retirement Plan. Total Retirement Plan expenses for the fiscal year ended September 30, 2007, were $1,297,617.

A Participant’s benefit at normal retirement age (65) is dependent upon his total years of credited service and his average annual earnings for the five consecutive years of highest earnings during credited service. However, the benefit so determined is subject to proportionate reduction for credited service of fewer than 30 years at normal retirement age, and is also subject to actuarial reduction for commencement of benefit payments prior to normal retirement age. The Retirement Plan also provides a death benefit payment in the event of death prior to retirement.

The Retirement Plan provides for monthly or lump sum retirement benefits equal to 2% of the employee’s highest 5-year average earnings multiplied by their years of credited service. Earnings include base annual salary as of each January 1st, exclusive of overtime, bonuses, fees, and other special payments subject to an annual IRS limit of $225,000 on earnings for 2007. Early retirement, disability, termination of employment and death benefits are also payable under the Retirement Plan, depending upon the participant’s age and years of service. Benefits are payable under the plan at or after age 45. We recorded expenses totaling $1,297,617 for the Retirement Plan during the fiscal year ended September 30, 2007. Benefits are currently subject to a maximum of $180,000 under the Internal Revenue Code. The years of service credited under the Retirement Plan as of September 30, 2007, were 27 years for Mr. Winkler, 0 years for Mr. Caryer, 8.833 years for Mr. Jeffrey Gatton, and 18.250 years for Mr. Grate.

401(k) Plan

On November 15, 1988, the Board of Directors of Peoples Federal adopted an Employee Stock Ownership Plan (the “ESOP”), which was approved by the shareholders on January 11, 1989. In August 1995, First Savings’ Board of Directors adopted an ESOP for the benefit of its employees.

On May 1, 1999, the Peoples Federal ESOP was amended to convert it into a 401(k) Plan and during fiscal 2002, the First Savings’ ESOP was also amended to convert it into a 401(k) Plan.

The 401(k) Plan provides for employee contributions between 1% and 15% of salary on a pre-tax basis with matching employer contributions equal to 50% of a participant’s contribution up to 6% of salary. The vesting schedule is the same as the vesting schedule under the ESOP. All shares originally contributed to the ESOP were allocated to participants’ accounts under the 401(k) Plan. Withdrawals under the 401(k) Plan are permitted on the attainment of age 59 or for hardship. Participants are allowed to choose from a variety of investment vehicles to invest their 401(k) accounts and in the absence of a choice by a participant are invested in a money market fund accounts.

The ESOP maintained an account for each participant in the ESOP. The ESOP accounts were transferred into each participant’s 401(k) Plan account. With respect to shares of common stock allocated to a participant’s accounts, each participant is entitled to direct the Trustee as to the manner of voting such shares. If the participant fails to so direct the Trustee, such un-voted shares will be voted by the Trustee only upon instructions from the Committee.

On May 22, 2007, the Company’s Board of Directors approved a discretionary 401(k) contribution, based on fiscal year-end salary, to be paid to all full-time employees by December 31, 2007. In addition, the Board voted to invest in $7,000,000 of Bank Owned Life Insurance (BOLI) to help fund the health insurance plan for full-time employees who elect to participate.

Peoples Federal has an existing BOLI plan with a current cash value of $685,000 to help fund the salary continuation benefit for G. Richard Gatton, former President of First Savings.

As of September 30, 2007, the 401(k) Plan held 87,540 shares of common stock, 100% of which has been allocated to participant accounts. The Company contributed $105,237 for the benefit of the participants under the 401(k) Plan during the fiscal year ended September 30, 2007and assumed expenses of $4,754 for 401(k) Plan administration.

Bonus Plan

Peoples Federal has a bonus plan for all employees. The plan does not apply to employees of subsidiaries or affiliates of Peoples Federal. Under the plan, bonus money is made available to the extent of the net profits of Peoples Federal up to 10% of an employee’s base annual salary as defined in the plan. The determination of the amount of a bonus to be paid under the plan is made by the Board of Directors in its sole discretion, after consideration and recommendation by the Budget/Compensation Committee, based on profitability of Peoples Federal.

During the fiscal year ended September 30, 2007, bonuses under the plans aggregating $212,738 were paid to employees of Peoples Federal and First Savings.

Employment Agreements

Mr. Maurice F. Winkler, III, a Director and Chief Executive Officer of the Company and the President and Chief Executive Officer of Peoples, has entered into a three-year employment agreement with the Company and Peoples. The agreement provides for the full-time employment of Mr. Winkler as President and Chief Executive Officer of Peoples and may be amended and extended for additional twelve-month periods upon the mutual agreement of the parties. The original effective date of the agreement was May 18, 2000, and the agreement was most recently extended on December 18, 2007, when the parties executed an amended and restated agreement. The agreement, as amended and restated, provides for a base salary of $143,312 per year. Pursuant to the agreement, the base salary amount is reviewed at least once every twelve months and increases are to be substantially consistent with the increases to the base salaries of other executives of Peoples Federal, provided the base salary amount shall be increased by a percentage no less than the annual increase in the cost of living index for the Fort Wayne, Indiana metropolitan area.

Mr. Steven H. Caryer, the Vice President and Chief Financial Officer of the Company and Peoples Federal, has entered into a three-year employment agreement with the Company and Peoples Federal. The agreement provides for the full-time employment of Mr. Caryer as the Vice President and Chief Financial Officer of Peoples Federal and may be amended and extended for additional twelve-month periods upon the mutual agreement of the parties. The original effective date of the agreement was September 26, 2006, and the agreement was most recently extended on December 18, 2007, when the parties executed an amended and restated agreement. The agreement, as amended and restated, provides for a base salary of $100,940 per year. Pursuant to the agreement, the base salary amount is reviewed at least once every twelve months and increases are to be substantially consistent with the increases to the base salaries of other executives of Peoples Federal, provided the base salary amount shall be increased by a percentage no less than the annual increase in the cost of living index for the Fort Wayne, Indiana metropolitan area.

Mr. Jeffrey H. Gatton, Senior Vice President and Chief Operating Officer of Peoples Federal, has entered into a three-year employment agreement with the Company and Peoples Federal. The agreement provides for the full-time employment of Mr. Jeffrey Gatton as Senior Vice President and Chief Operating Officer of Peoples Federal and may be amended and extended for additional twelve-month periods upon the mutual agreement of the parties. The original effective date of the agreement is December 18, 2007, when the parties executed the agreement. The agreement provides for a base salary of $102,500 per year. Pursuant to the agreement, the base salary amount is reviewed at least once every twelve months and increases are to be substantially consistent with the increases to the base salaries of other executive of Peoples, provided the base salary amount shall be increased by a percentage no less than the annual increase in the cost of living index for the Fort Wayne, Indiana metropolitan area.

The employment agreements for Messrs. Winkler, Caryer, and Jeffrey H. Gatton (the “Executives”) contain similar provisions regarding terminations of employment, including in the event of a Change of Control of the Company (defined below). Each agreement provides that the executive may terminate his employment upon 60 days notice upon the occurrence of one of the events specified in the agreement. The Company may terminate the employment of the executive upon the occurrence of certain specified events or at any time for cause (as defined in the agreement). If the Company terminates an executive’s employment other than for cause or if the Executive terminates his employment upon the occurrence of the events specified in the agreement, the agreement provides for the executive to receive an amount equal to his base salary for each year remaining under the term of the agreement plus bonuses in an amount equal to the last bonus received multiplied by the number of years remaining under the term of the agreement, as well as the value of any medical and retirement benefits provided under the agreement for each year or portion thereof remaining in the term of the agreement, but such amounts are subject to deferment for minimum capital maintenance purposes. In the event the executive’s employment is terminated by Peoples Federal or the executive for any reason other than for cause within 12 months following a Change of Control (as defined in the agreements), the agreements provide for Mr. Winkler, Mr. Caryer, and Mr. Jeffrey Gatton to receive an amount equal to 2.99 times his base salary, plus the amount of any bonus compensation earnings during the 2.99 years immediately preceding the Change of Control, plus certain other benefits. The agreements also provide that any unvested options held by an executive will vest if his employment is terminated as a result of a Change of Control. As of the date hereof, the cash compensation that would be received upon the Executive’s termination in connection with a change in control would be approximately $443,068 for Mr. Winkler, $311,811 for Mr. Caryer, and $316,475 for Mr. Jeffrey Gatton.

For purposes of the employment agreements of Messrs. Winkler, Caryer, and Gatton, a “Change of Control” occurs if:

•
a person or group acquires ownership of stock representing more than 50% of the Company’s or Peoples Federal’s total fair value or total voting power of the stock of the Company or Peoples Federal and stock of the Company or Peoples Federal remains outstanding after the transaction;

•	a person or group acquires ownership of stock representing 30% or more of the total voting power of the stock of the Company or Peoples Federal;

•
during a twelve-month period, a majority of the directors of the Company is replaced by directors whose appointment or election is not endorsed by a majority of the members of the Company’s Board in office before the date of the appointment or election, unless another corporation is a majority shareholder of the Company; or

•
a person or group, other than shareholders of Peoples Federal or an entity controlled by shareholders of Peoples Federal acquires more than 40% of the total gross fair market value of Peoples Federal’s assets, unless the person or group owns 50% or more of the total value or voting power of Peoples Federal’s stock.

Under the employment agreements, the executives are eligible to receive such benefits as are made available to other senior executives of Peoples Federal.

Retirement Benefits Agreement of Richard Gatton.

On October 26, 2006, First Savings entered into a Retirement Benefits Agreement with G. Richard Gatton. Mr. Gatton, age 63, resigned from his position as President and Chief Executive Officer of First Savings effective March 30, 2006, but he continues to serve as a member of Peoples Federal’s and the Company’s Boards of Directors.

On February 29, 2000, First Savings, Peoples Federal and Mr. Gatton entered into an Employment Agreement in which First Savings agreed to pay Mr. Gatton the additional retirement benefits he would have received if he had continued his employment with First Savings until age 65, to the extent that such benefits were not covered by First Savings’ retirement plan or a Salary Continuation Agreement that First Savings and Mr. Gatton had entered into on September 18, 1996. Pursuant to the Retirement Benefits Agreement, consistent with this obligation, on January 5, 2007, Mr. Gatton was paid by First Savings an additional retirement benefit of $55,722 in a lump sum. Mr. Gatton is also entitled to annual payments of $15,000 per year payable monthly over a 15-year period. Those benefits commenced on November 1, 2007, and continue for a period of 15 years. The Retirement Benefits Agreement also provides for Mr. Gatton’s receipt of health and medical benefits until the later of age 65, or the commencement date of his Medicare benefits. Peoples Federal is to pay 75% of the cost of such health and medical benefits.

If the payments provided for in the employment agreements and, in the case of Mr. Gatton in his Salary Continuation Agreement, together with any other payments to be made to the Named Executive Officers, are deemed to be payments in violation of the “golden parachute” rules of the Internal Revenue Code of 1986, as amended, such payments will be reduced to the highest amount permissible before the executive officer becomes subject to excess parachute payment excise tax or the Company or Peoples Federal lose all or part of their compensation deduction for such payments.

Director Compensation

Directors of the Company received fees of $6,000 for fiscal 2007 for serving as directors of the Company. Directors of Peoples Federal currently receive $12,000 per year and directors of First Savings received $8,580 per year during the last fiscal year. For the fiscal year ended September 30, 2007, directors’ fees for the directors of the Company, Peoples, and First Savings totaled $158,900. In addition, directors emeritus of Peoples Federal are paid for each meeting at a monthly fee equal to the fee they received at the time of retirement from the Board. For the fiscal year ended September 30, 2007, director emeritus fees totaled $41,600.

Directors are also eligible to receive awards under the 1998 Plan, until it terminates on November 10, 2008. During the fiscal year ended September 30, 2007, no options were granted to directors.

Director Compensation for 2007

The following table provides information concerning the compensation paid to or earned by the members of the Company’s Board of Directors other than Maurice F. Winkler, III.

Name (1)	Fees Earned or Paid in Cash ($)		Option Awards ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation ($)	Total ($)
Erica D. Dekko	$18,000		N/A			$18,000
G. Richard Gatton	$14,000		N/A	$55,722	$7,513	$77,235
Bruce S. Holwerda	$18,000		N/A			$18,000
Douglas D. Marsh	$18,000		N/A			$18,000
Stephen R. Olson	$14,580	(4)	N/A			$14,580
John C. Thrapp	$18,000		N/A			$18,000

(1)	Information on Mr. Winkler, who is a Named Executive Officer, is included in the Summary Compensation Table.
(2)
The amounts reflect the dollar amount the Company recognized, before forfeitures, for financial statement reporting purposes for the fiscal year ended September 30, 2007, in accordance with FAS 123(R) and this may include amounts from awards granted in and prior to October 1, 2006. The assumptions used in calculating the amounts are included in Note 1 to the Company’s financial statements for the fiscal year ended September 30, 2007, included in this Annual Report on Form 10-K.

(3)
This column includes the increase in actuarial value of the directors’ interest in the Retirement Plan between September 30, 2006 and September 30, 2007. There were no above market earnings on deferred compensation to which Mr. Olson was entitled under the First Savings Deferred Fee Agreement in the fiscal year ended September 30, 2007. Under Mr. Gatton’s Retirement Benefits Agreement with First Savings, signed on October 26, 2006, he was entitled to a lump sum benefit of $55,722, payable on January 5, 2007.

(4)
Mr. Olson defers his board fees under the First Savings Deferred Fee Agreement (defined below) during fiscal 2007. On September 30, 2007, deferrals were no longer permitted as a result of the merger of First Savings into Peoples Federal, but Mr. Olson’s account continues to accrue interest and will be paid out as provided in the Deferred Fee Agreement.

At September 30, 2007, director Stephen R. Olson had outstanding a fully vested nonqualified stock option for 1,188 shares at an option price of $13.05 per share which expires on October 28, 2008.

Deferred Fee Agreement

During fiscal 2007, First Savings maintained a Deferred Director Fee Agreement (the “Deferred Fee Agreement”) that permits its directors to defer payment of some or all of their directors fees. Deferred directors fees are distributed either in a lump-sum payment or in monthly installments over a period specified by the director. If a director has deferred a minimum of $6,850 in fees for each year of service on the Board or if a director dies while in active service following a change in control of Peoples Federal, upon his death his beneficiary will receive a death benefit of $31,642 per year for 15 years. A “change in control” is defined to mean a merger or consolidation in which Peoples Federal does not survive, a sale of all or substantially all of the assets of Peoples Federal or the acquisition of 25% or more of the voting stock of Peoples Federal. The Deferred Fee Agreement also permits hardship withdrawals of amounts credited to a director’s account. Interest accrues on the amounts deferred and unpaid at the rate payable on 10-year highly-rated corporate bonds. At present, Stephen R. Olson is the only director who participates in the Deferred Fee Agreement. On September 30, 2007, deferrals were no longer permitted as a result of the merger of First Savings into Peoples Federal, but Mr. Olson’s account continues to accrue interest and will be paid out as provided in the Deferred Fee Agreement.

Compensation Committee Interlocks and Insider Participation

No person who served as a member of the Budget/Compensation Committee during the 2007 fiscal year has ever been an officer or employee of the Company or any of its subsidiaries, except for John Thrapp, who had served as Assistant Trust Officer of Peoples Federal without compensation from 1990 to 2003. During the 2007 fiscal year, no executive officers of the Company or Peoples Federal served as a director or member of the compensation committee of another entity, one of whose directors or executive officers served as a director or member of the Budget/Compensation Committee of the Company or Peoples Federal.

Report of the Budget/Compensation Committee

The Budget/Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included above. Based on that review and discussion, the Budget/Compensation Committee has recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

This Report is respectfully submitted by the Budget/Compensation Committee of the Company’s Board of Directors.

Douglas D. Marsh, Chairman
Erica D. Dekko
Bruce S. Holwerda
Stephen R. Olson
John C. Thrapp

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The following table provides information as of September 30, 2007 with respect to the shares of Peoples Bancorp common stock that may be issued under the Company’s existing equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	21,643	$19.30	72,653
Equity compensation plans not approved by security holders	-	N/A	-
Total	21,643	$19.30	72,653

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 14, 2007, information regarding beneficial share ownership of the Company’s common stock by: (i) each of the directors of the Company, including each nominee for election; (ii) each executive officer of the Company named in the Summary Compensation Table appearing under “Summary Compensation Table for Fiscal 2007” above; and (iii) the directors and executive officers of the Company as a group.
Name (Age)	Position	Director Since	Present Term Expires	Shares of Common Stock Beneficially Owned		Shares of Percent of Class(1)
DIRECTORS CONTINUING IN OFFICE:
Erica D. Dekko (38)	Director	2001	2009	15,100	(2)	*
Maurice F. Winkler, III (51)	Director and President of Peoples Bancorp and Peoples Federal	1993	2009	45,568	(3)	1.47%
Bruce S. Holwerda (59)	Director	1998	2010	1,523	(4)	*
Stephen R. Olson (64)	Director	2000	2010	14,551	(5)	*

NOMINEE FOR TWO YEAR TERM:
John C. Thrapp (73)	Director	1990	2010	11,165	(6)	*

NOMINEE FOR THREE YEAR TERM:
G. Richard Gatton (65)	Chairman of the Board	2000	2011	27,985	(7)	*
Douglas D. Marsh (66)	Director	1990	2011	10,000	(8)	*

NAMED EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS OR NOMINEES:
Steven H. Caryer (44)	Vice President and Chief Financial Officer	N/A	N/A	-0-		-
Jeffery H. Gatton (44)	Sr. Vice President and Chief Operating Officer	N/A	N/A	6,789	(9)	*
Jeffrey L. Grate (44)	Vice President of Lending Operations	N/A	N/A	6,753	(10)	*

All executive officers and directors of the Company as a group (11 persons)				140,133		4.51%
______________
* Under 1.0%

(1)	Computed based upon a total of 3,104,990 issued and outstanding shares of common stock as of December 14, 2007.
(2)	All of the shares owned by Ms. Dekko are owned directly with sole voting and investment power.
(3)
Of the shares owned by Mr. Winkler, 37,848 are held by Mr. Winkler with sole voting and investment power and 7,720 shares are held by Mr. Winkler’s wife with sole voting and investment power. Mr. Winkler disclaims beneficial ownership of shares held by his wife.

(4)	All of the shares owned by Mr. Holwerda are owned directly with sole voting and investment power.
(5)
Includes 1,188 shares of common stock subject to options exercisable within 60 days of the voting record date. Also includes, 11,198 shares owned by Mr. Olson with sole voting and investment power, 1,809 shares of common stock owned by the spouse of Mr. Olson for which Mr. Olson has no voting or dispositive power and of which Mr. Olson disclaims beneficial ownership. Mr. Olson was in a partnership that was dissolved on 2/26/2007 and shared voting and investment powers of 594 shares. He retained 356 of these shares with sole voting and investment powers.

(6)
Of the shares owned by Mr. Thrapp, 6,500 shares are held by Mr. Thrapp with voting and investment power shared with his spouse, 3,689 shares are held by Mr. Thrapp with sole voting and dispositive power, and 976 shares are held by Mr. Thrapp’s wife with sole voting and investment power. Mr. Thrapp disclaims beneficial ownership of shares held by his wife.

(7)	Includes 11,674 shares of common stock for which Mr. Gatton shares voting or dispositive power with his spouse, and 16,311 shares for which he has sole voting and dispositive power.
(8)	Of the shares owned by Mr. Marsh, 1,000 shares are held by Mr. Marsh with sole voting and investment power, and 9,000 shares are held in the Judith A. Marsh Credit Shelter Trust with Mr. Marsh as beneficiary. The Trust holds sole voting and investment power.
(9)	All of the shares owned by Mr. Gatton are owned directly with sole voting and investment power.
(10)	Includes 1,500 shares of common stock subject to options exercisable within 60 days of the voting record date. Of the remaining 5,253 shares owned by Mr. Grate, 3,166 shares are held by Mr. Grate with sole voting and investment power, and he shares voting and investment power with his wife for 2,087 shares. Mr. Grate disclaims beneficial interest in the holdings of his wife.

There are no persons known to the Company who own beneficially more than 5% of the Company’s common stock as of December 18, 2007.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Certain Related Persons

Peoples Federal has followed the policy of offering loans to the Company’s and Peoples Federal’s directors, officers, and employees for the financing of their principal residences. These loans are made in the ordinary course of business on substantially the same terms and collateral, including interest rates, as those of comparable transactions prevailing at the time and do not involve more than the normal risk of collectability or present other unfavorable features. Peoples Federal grants consumer loans to directors, officers, and employees at rates and terms applicable to its other customers. All loans to executive officers and directors are subject to Office of Thrift Supervision regulations restricting loans and other transactions with affiliated persons of Peoples Federal.

The Company has 11 executive officers and directors, and the aggregate total of loans outstanding to these individuals as of September 30, 2007, was $576,932.

During the fiscal year ended September 30, 2007, the Company repurchased 5,728 shares from Mr. Jeffrey Gatton, Peoples Federal’s Sr. Vice President and Chief Operating Officer, acquired upon the exercise of his stock options for an aggregate price of $111,753, or $19.51 per share.

Director Independence

The Board of Directors has determined the following directors, constituting a majority of the members of the Board, are independent as defined in the applicable listing standards of the NASDAQ Stock Exchange: Erica D. Dekko, Bruce S. Holwerda, Douglas D. Marsh, Stephen R. Olson, and John C. Thrapp.

The Board of Directors has standing Budget/Compensation, Audit, and Nominating and Governance Committees, each of which is comprised of directors who meet the standards for independence set forth in the Listing Standards of the NASDAQ Stock Exchange. The Board of Directors of the Company considers the independence of each of the directors under the Listing Standards of the NASDAQ Stock Exchange which for purposes of determining the independence of Audit Committee members also incorporate the standards of the Securities and Exchange Commission included in Reg. § 240.10A-3(b)(1). Among other things, the Board considers current or previous employment relationships as well as material transactions or relationships with and between the Company and its subsidiaries and the directors, members of their immediate family, or entities in which the directors have a significant interest. The purpose of this review is to determine whether any relationships or transactions exist or have occurred that are inconsistent with a determination that the director is independent. Regularly scheduled Executive Sessions of the independent directors are held concurrently with Audit Committee meetings.

Item 14.  Principal Accounting Fees and Services

Audit Services.  The firm of BKD LLP(BKD) served as our Independent Public Accountants for each of our last two fiscal years ended September 30, 2007and 2006. The aggregate fees billed by BKD for the audit of our financial statements included in our Annual Report on Form 10-K and for the review of our financial statements included in our quarterly reports on Form 10-Q for our fiscal years ended September 30, 2007 and 2006, were $87,500 and $83,500, respectively.

Audit-Related Fees.  Audit related fees billed in fiscal 2007 totaled $10,700 and consisted of fees related to the audit of the Company’s employee benefit plans.

Tax Fees.  The aggregate fees billed in each of fiscal 2007 and 2006 for professional services rendered by BKD for tax compliance, tax advice or tax planning were $19,000 and $17,075, respectively.

All Other Fees.  There were no fees billed in fiscal 2007 or 2006 for professional services rendered by BKD except as disclosed above.

Pre-Approval Policies and Procedures.  The Audit Committee has established pre-approval policies and procedures, pursuant to which the Audit Committee approved all of the foregoing audit services provided by BKD in 2007. Consistent with the Audit Committee’s responsibility for engaging the Company’s independent accountants, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or its designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing services provided by BKD.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)         The following documents are filed as part of this report:

1.            Financial Statements

2.           Financial Statement Schedules

All schedules are omitted because they are either not applicable or the required information is shown in the Consolidated Financial Statements and related Notes contained in Item 8. Financial Statements and Supplementary Data.

3.           Exhibits

The exhibits listed in the Exhibit Index are filed with or incorporated herein by reference.

(b)        The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index.

(c)        All schedules are omitted because they are either not applicable or the required information is shown in the Consolidated Financial Statements and related Notes contained in Item 8. Financial Statements and Supplementary Data.

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

PEOPLES BANCORP

/s/ G. R. Gatton
December 20, 2007	G. Richard Gatton
Chairman of the Board, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ G. R. Gatton
December 20, 2007	G. Richard Gatton,
Chairman of the Board, and Director

/s/ M. F. Winkler III
December 20, 2007	Maurice F. Winkler, III,
President, Chief Executive Officer and Director

/s/ Steven H. Caryer
December 20, 2007	Steven H. Caryer
Vice President, Chief Financial Officer

/s/ Bruce S. Holwerda
December 20, 2007	Bruce S. Holwerda, Director

December __, 2007	Erica D. Dekko, Director

/s/ Douglas D. Marsh
December 20, 2007	Douglas D. Marsh, Director

/s/ Stephen R. Olson
December 20, 2007	Stephen R. Olson, Director

/s/ John C. Thrapp
December 20, 2007	John C. Thrapp, Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1
Articles of Incorporation of Peoples Bancorp are incorporated by reference to the same Exhibit in the Registrant’s Registration Statement on Form S-4 (33-37343) filed with the Securities and Exchange Commission on October 17, 1990.

3.2
Bylaws of Peoples Bancorp, as amended and restated on August 23, 2007, are incorporated by reference to the same Exhibit in the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2007.

10.1*	1998 Peoples Bancorp Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on December 22, 2006.
10.2*
Three Rivers Financial Corporation Stock Option and Incentive Plan (as assumed by Peoples Bancorp) is incorporated by reference to the same Exhibit in the Three Rivers Financial Corporation’s Annual Report on Form 10-KSB (Commission File Number 1-13826) for the year ended June 30, 1996.

10.3*	Employment Agreement with Maurice F. Winkler, III is incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.
10.4*	Employment Agreement with Steven H. Caryer is incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.
10.5*	Employment Agreement with Jeffrey H. Gatton is incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.
10.6*
Retirement Benefits Agreement between First Savings Bank, a Federal Savings Bank, and G. Richard Gatton, dated October 26, 2006, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2006.

14
Code of Ethical Conduct for Financial Managers is incorporated by reference to Exhibit 14 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2004.

21	Subsidiaries of the Registrant.
23	Consent of BKD, LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CFO.
*	Indicates management contract or compensatory plan, contract or arrangement.