Form 10-Q
period 2007-12-31
PEOPLES BANCORP
filed 2008-02-14
CIK 869004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-18991

PEOPLES BANCORP
(Exact name of registrant as specified in its charter)

Indiana	35-1811284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

212 West Seventh Street, Auburn, Indiana	46706
(Address of principal executive offices)	(Zip Code)

(260) 925-2500
(Registrant’s telephone number, including area code)

[None]
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐         No ☒

The number of shares of the Registrant’s common stock, par value $1.00 per share, outstanding as of February 12, 2008 was 3,104,990.

PEOPLES BANCORP
AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
PEOPLES BANCORP AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2007	September 30, 2007
	(Unaudited)
ASSETS
Cash and due from financial institutions	$4,663,234	$5,733,784
Short-term interest-bearing deposits	5,840,038	6,577,587
Total cash and cash equivalents	10,503,272	12,311,371
Interest-bearing time deposits	1,874,952	2,567,908
Securities available for sale	89,778,347	86,599,820
Securities held to maturity
(approximate fair value $407,844 and $424,745)	403,537	423,173
Loans:
Loans	351,218,793	350,063,479
Less: Allowance for loan losses	1,798,470	1,833,682
Net loans	349,420,323	348,229,797
Loans held for sale	634,600	255,500
Premises and equipment	6,478,341	5,555,341
Federal Home Loan Bank of Indianapolis stock, at cost	4,403,900	4,403,900
Goodwill	2,330,198	2,330,198
Other intangible assets	22,974	57,436
Other assets	5,398,629	6,458,593
Total assets	$471,249,073	$469,193,037
LIABILITIES
NOW and savings deposits	$138,011,974	$135,474,910
Certificates of deposit	201,413,653	213,816,272
Total deposits	339,425,627	349,291,182
Short-term borrowings	655,575	1,000,511
Federal Home Loan Bank advances	65,450,000	53,480,000
Other liabilities	3,032,547	3,388,380
Total liabilities	408,563,749	407,160,073

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1;
Authorized and unissued - 5,000,000 shares	0	0
Common stock, par value$1;
Authorized - 7,000,000 shares:
Issued and outstanding - 3,104,990 and 3,106,134 shares	3,104,990	3,106,134
Additional paid-in capital	660,765	679,457
Retained earnings	58,768,012	58,570,157
Accumulated other comprehensive income (loss)	151,557	(322,784)
Total stockholders’ equity	62,685,324	62,032,964
Total liabilities and stockholders’ equity	$471,249,073	$469,193,037

See notes to consolidated condensed financial statements.

PEOPLES BANCORP AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	December 31,
	2007	2006
Interest Income:
Loans	$5,813,426	$6,204,326
Securities	884,256	963,229
Other interest and dividend income	122,856	200,100
	6,820,538	7,367,655
Interest Expense:
NOW and savings deposits	380,148	508,768
Certificates of deposit	2,280,596	2,374,187
Short-term borrowings	5,944	3,886
Federal Home Loan Bank advances	669,175	809,584
	3,335,863	3,696,425
Net Interest Income	3,484,675	3,671,230
Provision for losses on loans	8,858	3,695
Net Interest Income After Provision for Losses on Loans	3,475,817	3,667,535
Non-Interest Income
Trust income	141,882	90,099
Net gains on sale of loans	33,255	28,285
Gains/(loss) on sale of securities	(655)	600
Fees and service charges	374,065	344,771
Other income	79,952	62,324
	628,499	526,079
Non-Interest Expense:
Salaries and employee benefits	1,657,564	1,785,415
Net occupancy expenses	237,382	224,448
Equipment expenses	97,379	145,722
Data processing expense	283,837	274,457
Deposit insurance expense	10,315	11,249
Other expenses	631,157	586,249
	2,917,634	3,027,540
Income Before Income Tax	1,186,682	1,166,074
Income tax expense	398,879	365,638
Net Income	$787,803	$800,436

Basic Income Per Common Share	$0.25	$0.25
Diluted Income Per Common Share	$0.25	$0.25
Dividends Declared Per Common Share	$0.19	$0.19

See notes to consolidated condensed financial statements.

PEOPLES BANCORP AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Three months ended
	December 31,
	2007	2006

Balance at beginning of period	$62,032,964	$62,775,216
Comprehensive income:
Net Income	787,803	800,436
Other comprehensive income	474,341	239,328
Total comprehensive income	1,262,144	1,039,764
Common cash dividends declared	(589,948)	(598,712)
Shares issued under stock option plans	7,752	96,489
Repurchase of common stock	(27,588)	(555,203)
Total stockholders’ equity	$62,685,324	$62,757,555

See notes to consolidated condensed financial statements.

PEOPLES BANCORP AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31,
(Unaudited)
	2007	2006
Operating Activities
Net income	$787,803	$800,436
Items not requiring (providing) cash
Provision for loan losses	8,858	3,695
Depreciation and amortization	122,774	156,843
Investment securities amortization (accretion), net	(15,244)	(26,438)
Loans originated for sale	(2,042,514)	(1,638,750)
Proceeds from sale of loans held for sale	1,664,700	1,376,026
Gain from sale of property, plant and equipment	(4,148)	0
Gain on sale of loans	(33,255)	(28,285)
Amortization of deferred loan fees	(72,138)	(90,991)
Net realized losses (gains) on available-for-sale securities	655	(600)
Deferred income tax	245,064	(272,686)
Change in
Interest receivable	315,384	182,503
Interest payable	(156,660)	534,249
Other adjustments	157,156	(299,740)
Net cash provided by operating activities	986,731	696,262
Investing Activities
Net change in interest-bearing deposits	692,956	396,000
Purchases of securities available for sale	(19,220,115)	(3,445,615)
Proceeds from maturities and paydowns of securities held to maturity	22,202	47,477
Proceeds from maturities and paydowns of securities available for sale	7,773,671	2,907,833
Proceeds from sale of securities available for sale	9,000,000	1,000,550
Net change in loans	(1,258,916)	3,219,280
Purchases of premises and equipment	(1,053,378)	(40,989)
Disposal of premises and equipment	10,411	0
Proceeds from sale of foreclosed real estate	88,831	212,916
Net cash provided by (used in) investing activities	(3,944,338)	4,297,452
Financing Activities
Net change in
NOW and Savings deposits	2,537,064	2,687,670
Certificates of deposit	(12,402,619)	(11,865,505)
Short-term borrowings	(344,936)	(241,876)
Proceeds from Federal Home Loan Bank advances	29,950,000	27,200,000
Repayment of Federal Home Loan Bank advances	(17,980,000)	(19,005,000)
Cash dividends	(590,165)	(609,766)
Stock options exercised	7,752	96,489
Repurchase of common stock	(27,588)	(555,203)
Net cash provided by (used in) financing activities	1,149,508	(2,293,191)

Net change in Cash and Cash Equivalents	(1,808,099)	2,700,523

Cash and Cash Equivalents, Beginning of Year	12,311,371	10,756,693

Cash and Cash Equivalents, End of Year	$10,503,272	$13,457,216

Interest paid	$1,743,858	$2,377,653
Income tax paid	$62,916	$0

See notes to consolidated condensed financial statements.

PEOPLES BANCORP AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited at December 31, 2007 and 2006)

1.  Principles of Consolidation

The consolidated condensed financial statements include the accounts of Peoples Bancorp (“the Company”), and its wholly owned subsidiary, Peoples Federal Savings Bank of DeKalb County (“the Bank”). As of October 1, 2007, First Savings Bank, a former subsidiary of the Company was merged into the Bank. In the opinion of management, all significant intercompany accounts and transactions have been eliminated in consolidation.

2.  Basis of Presentation

The consolidated condensed statement of financial condition at September 30, 2007 has been derived from the audited financial statements at that date, which were included in Peoples Bancorp’s Annual Report on Form 10-K.

The accompanying consolidated condensed financial statements as of December 31, 2007 and for the three month periods ended December 31, 2007 and 2006 have been prepared by Peoples Bancorp without an audit and do not include information or footnotes necessary for complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Peoples Bancorp’s 2007 Annual Report on Form 10-K for the year ended September 30, 2007. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the entire year.

Goodwill

Goodwill is the excess of the purchase price over the fair value of the assets and liabilities of companies acquired through business combinations accounted for under the purchase method. Goodwill is evaluated at the business unit level, which for Peoples Bancorp is the Bank. At December 31, 2007 goodwill totaled $2.3 million.

Income Taxes

The Company’s effective tax rate differs from the statutory 34% federal tax rate primarily because of the existence of municipal securities and bank owned life insurance, the earnings of which are exempt from federal income taxes.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal and Indiana jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2004.

PEOPLES BANCORP AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited at December 31, 2007 and 2006)

The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on October 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. As a result of the implementation of FIN 48, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

Stock Compensation

The Company has a stock-based employee compensation plan, which is described more fully in Notes to Financial Statements included in the September 30, 2007 Annual Report on Form 10-K. The Company accounts for this plan under the recognition and measurement principles of SFAS 123R, Share-Based Payment, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan were fully vested at September 30, 2007.

3.  Dividends on Common Stock

As of December 31, 2007, Peoples Bancorp had declared a quarterly cash dividend of $.19 per share for the first quarter of 2008, payable January 17, 2008.

4.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
	2007			2006
	Income	Weighted Average Shares	Per-Share Amount	Income	Weighted Average Shares	Per-Share Amount
Basic Earnings per Share
Net income available to common stockholders	$787,803	3,105,962	$0.25	$800,436	3,202,179	$0.25
Effect of Dilutive Securities
Stock options	0	869		0	2,845
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$787,803	3,106,831	$0.25	$800,436	3,205,024	$0.25

For the three-month periods ended December 31, 2007 and 2006, options to purchase 16,000 shares and 23,000 shares, respectively, of common stock, at an exercise price of $21.50 per share were outstanding but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

PEOPLES BANCORP AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited at December 31, 2007 and 2006)

5.  Investment Securities

The following is a summary of available-for-sale and held to maturity securities:

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$57,593,587	$445,280	$135,550	$57,903,317
Mortgage-backed securities	19,003,454	29,588	81,224	18,951,818
Obligations of state and political subdivisions	12,963,998	27,104	67,890	12,923,212
Totals	$89,561,039	$501,972	$284,664	$89,778,347

Held-to-Maturity Securities:
FHLMC certificates	$74,640	$7,773	$0	$82,413
FNMA certificates	152,702	327	6,478	146,551
GNMA certificates	176,195	3,201	516	178,880
Totals	$403,537	$11,301	$6,994	$407,844

	September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$72,103,912	$175,834	$454,100	$71,825,646
Mortgage-backed securities	4,437,411	14,879	96,827	4,355,463
Obligations of state and political subdivisions	10,560,571	14,710	156,570	10,418,711
Totals	$87,101,894	$205,423	$707,497	$86,599,820

Held-to-Maturity Securities:
FHLMC certificates	$76,162	$6,441	$0	$82,603
FNMA certificates	158,601	336	7,943	150,994
GNMA certificates	188,410	3,129	391	191,148
Totals	$423,173	$9,906	$8,334	$424,745

PEOPLES BANCORP AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited at December 31, 2007 and 2006)

6.  Loans

Loans receivable consist of the following (in thousands):

	December 31, 2007		September 30, 2007
Type of Loan	Amount	Percent of Total	Amount	Percent of Total
Residential:
1-4 family units	$281,172	79.6%	$286,022	81.1%
Over 4 family units	2,125	0.6%	2,128	0.6%
Home equity lines of credit	20,693	5.9%	20,965	6.0%
Commercial real estate	31,816	9.0%	23,362	6.6%
Land acquisition and development	3,507	1.0%	3,683	1.0%
Consumer and other loans	13,431	3.8%	15,816	4.5%
Loans on deposits	475	0.1%	547	0.2%
	$353,219	100.0%	$352,523	100.0%
Less:
Undisbursed portion of loans	1,161		1,574
Deferred loan fees and discounts	840		885
	2,001		2,459
Total loans receivable	351,218		350,064

Allowance for losses on loans	1,798		1,834
Net loans	$349,420		$348,230

7.	Comprehensive Income

Total comprehensive income for the three months ended December 31, 2007 and 2006 was $1,262,144 and $1,039,764, respectively.

8.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating and has not yet determined the impact the new standard will have on its financial condition and results of operations.

PEOPLES BANCORP AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited at December 31, 2007 and 2006)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Peoples Bancorp (“the Company”) is a holding company which conducts business through its wholly owned subsidiary, Peoples Federal Savings Bank of DeKalb County (“Peoples Federal”). Peoples Federal is a federally chartered savings bank that provides financial services to communities in northeast and north central Indiana and southwest Michigan where it operates 15 full service branches. Peoples Federal (“the Bank”) provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, agricultural loans, commercial loans, consumer loans, home equity loans and trust services. Additionally, Peoples Federal provides property and casualty insurance through its wholly owned subsidiary, Peoples Financial Services, Inc. (“PFSI”).

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

Securities are classified as held-to-maturity when Peoples Bancorp has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $404,000 at December 31, 2007. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $89.8 million at December 31, 2007. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($57.9 million), certain municipal obligations ($12.9 million), and mortgage backed securities ($19.0 million).

In accordance with FAS 115, unrealized holding gains and losses deemed temporary on available-for-sale securities are reported in a separate component of stockholders’ equity, net of tax, and are not reported in earnings until realized. Net unrealized holding losses on available-for-sale securities were $285,000 at December 31, 2007, or $188,000 after considering the related deferred tax asset.

Peoples Bancorp has not been involved in making or investing in sub-prime mortgage loans. Like all community banks, the Company has some exposure to falling property values, especially in our residential mortgage and home equity portfolios, but we are not aware of any specific weakness at this time that will result in higher than normal charge-offs.

The profitability of Peoples Bancorp is primarily dependent on its net interest income and non-interest income. Net interest income is the difference between interest income on interest-earning assets, principally loans and securities, and interest expense on interest-bearing deposits, Federal Home Loan Bank advances, and other borrowings. The Company’s non-interest income includes deposit and loan servicing fees, trust fees, gains on sale of mortgage loans and insurance commissions. Peoples Bancorp’s earnings also depend on the provision for loan losses and non-interest expenses, such as employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums, amortization of mortgage servicing rights and miscellaneous other expenses, as well as federal income tax expense.

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

Changes in Financial Condition

At December 31, 2007, Peoples Bancorp’s total assets, deposits and stockholders’ equity amounted to $472.6 million, $339.4 million and $62.7 million, respectively, compared to $469.2 million, $349.3 million and $62.0 million, respectively, at September 30, 2007.

Net loans receivable (excluding loans held for sale) increased $1.2 million to $349.5 million at December 31, 2007. The increase in loans receivable occurred in the commercial real estate loan portfolio, which increased by $8.5 million between September 30, 2007 and December 31, 2007. That increase, during that same period, was primarily offset by a $4.9 million decrease in one to four family real estate loans and a $1.0 million decrease in consumer and other loans.

The investment securities portfolio increased to $90.2 million at December 31, 2007 from $87.0 million at September 30, 2007. The increase was funded by an increase in Federal Home Loan Bank borrowings. The amount of cash and due from depository institutions decreased from $14.9 million to $12.4 million between September 30, 2007 and December 31, 2007.

Deposits decreased from $349.3 million at September 30, 2007 to $339.4 million as of December 31, 2007. Of the $9.9 million decrease, certificates of deposit decreased $12.4 million to $201.4 million, money market accounts decreased $1.7 million to $31.3 million, while interest-bearing demand deposits increased $2.1 million to $44.6 million, savings deposits increased $1.8 million to $46.1 million and non-interest-bearing demand deposits increased $295,000 to $15.9 million. The decrease in balances in the certificates of deposit was due to the Company making the decision not to match some of the rates in the marketplace that could have retained those balances.

Additionally, FHLB advances increased $12.0 million to $65.5 million at December 31, 2007 from $53.5 million at September 30, 2007. This increase was used to fund the increase in loans and investment securities and to offset the decrease in deposits.

Stockholders’ equity increased from $62.0 million at September 30, 2007 to $62.7 million at December 31, 2007. The increase is a result of net income of $788,000, a decrease in unrealized loss on available for sale securities (net of tax) of $474,000 and $8,000 from the exercise of stock options. Those increases were partially offset by $590,000 of cash dividends declared and $28,000 used for the repurchase of shares for treasury.

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

	Three Months Ended December 31,
	2007			2006
	Average		Yield	Average		Yield
	Balance	Interest	Rate(3)	Balance	Interest	Rate(3)
Interest-earning assets:
Loans receivable (1)	$351,219	$5,813	6.58%	$371,180	$6,205	6.63%
Investment Securities (2)	83,341	884	4.22%	93,793	963	4.07%
Interest Bearing Deposits	6,889	74	4.27%	10,474	134	5.08%
FHLB stock	4,404	50	4.52%	4,520	66	5.79%
Total interest-earning assets	445,853	6,821	6.07%	479,967	7,368	6.09%
Non-interest-earning assets	17,518			18,500
Total assets	$463,371			$498,467
Deposits and Interest-bearing liabilities:
Interest bearing deposits	$330,324	$2,661	3.20%	$360,795	$2,883	3.17%
FHLB advances	50,467	669	5.27%	59,378	809	5.41%
Other Borrowings	895	6	2.67%	617	4	2.57%
Total interest-bearing liabilities	381,686	3,336	3.48%	420,790	3,696	3.48%
Non-interest bearing deposits	16,024	-	-	11,105	-	-
Total including non-interest-bearing demand deposits	397,710	3,336	3.34%	431,895	3,696	3.40%
Other non-interest-bearing liabilities	2,642			2,887
Total liabilities	400,352			434,782
Stockholders’ equity	63,019			63,685
Total liabilities and stockholders’ equity	$463,371			$498,467
Net interest income; interest rate spread		$3,485	2.59%		$3,672	2.61%
Net interest margin (4)			3.11%			3.04%
Average interest-earning assets to average interest bearing liabilities			117%			114%

(1) Average balances include nonaccrual balances.
(2) Yield on investment securities is computed based on amortized cost.
(3) Annualized
(4) Net interest margin is net interest income divided by average interest-earning assets.

Results of Operations

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

On a consolidated basis, Peoples Bancorp had net income of $788,000 or $.25 per diluted share for the three months ended December 31, 2007 compared to $800,000 or $.25 per diluted share for the same period in 2006.

Net Interest Income. Net interest income decreased $192,000 for the quarter ended December 31, 2007 from $3.7 million for the same period in 2006. Average interest earning assets decreased $34.1 million to $445.9 million for the quarter ended December 31, 2007 from $480.0 million for the same three month period in 2006. During those same periods, average interest-bearing liabilities decreased by $39.1 million to $381.7 million for the first quarter in 2008 from $420.8 for the same period in 2007.

Interest income, including FHLB stock dividends, decreased $547,000 to $6.8 million from $7.4 million 2008 first quarter compared to the 2007 first quarter. This happened primarily because of the $34.1 million decrease in average interest earning assets mentioned above. Average loan yields decreased to 6.58% from 6.63%. The decrease in interest income was partially offset by decreases in interest expense, which decreased to $3.3 million from $3.7 million. The average balance of interest-bearing deposits decreased to $381.7 million for the 2008 first quarter from $420.8 million in the year earlier period. During those same time periods, the average balance of FHLB advances decreased by $8.9 million to $50.5 million from $59.4 million in the first quarter of 2007. The average cost of those deposits increased to 3.20% from 3.17% while the average cost of FHLB advances decreased from 5.41% to 5.27%.

Net interest margin for the quarter ended December 31, 2007 was 3.11%, a 7 basis point increase from the 2007 first quarter margin of 3.04%. Peoples Bancorp’s average yield on interest earning assets decreased to 6.07% for the 2008 first quarter, down from 6.09% for the same period in 2007, a decrease of 2 basis points. However, during that same period, the cost of interest-bearing liabilities remained the same at 3.48% for the 2008 quarterly period compared to the same period in 2007. As a result, the Company’s interest rate spread has compressed to 2.59% in the 2008 first quarter compared to 2.61% in the same 2007 quarterly period. Management anticipates that the actions taken by the Federal Reserve in managing market interest rates will now allow the cost of funds to decrease faster than the decrease in asset yields which should lead to slightly better margins in the near future.

Provision for Loan Losses. The provision for loan losses was $9,000 in the first quarter of 2008 compared to $4,000 for the first quarter of 2007. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on the following factors: historical experience; the volume and type of lending conducted by Peoples Bancorp; the amount of non-performing assets; the amount of assets graded by management as substandard, doubtful, or loss; industry standards; general economic conditions, particularly as they relate to Peoples Bancorp’s market area; and other factors related to the collectibility of Peoples Bancorp’s loan portfolio. Management has noted the trend of increasing balances of non-performing assets, but believes the balance of the allowance for loan losses is appropriate.

Non-performing assets increased $500,000 to $2.5 million at December 31, 2007 compared to $2.0 million at September 30, 2007. The increase in the 2008 first quarter was attributable to a $457,000 increase in the amount of loans exceeding 90 days past due. That was due to a commercial credit falling more than 90 days past due at December 31, 2007. Non-performing assets and asset quality ratios for Peoples Bancorp were as follows (in $000’s) at December 31, 2007 and September 30, 2007:

	December 31,	September 30,
	2007	2007
	(in thousands)
Non-accrual loans	$1,460	$1,003
Loans over 90 days past due and still accruing	0	0
Total non-performing loans	1,460	1,003
Real estate owned (REO)	1,029	986
Total non-performing assets	$2,489	$1,989

Allowance for loan losses as a percentage of total loans	0.50%	0.52%
Allowance for loan losses as a percentage of non-performing assets	71.31%	92.21%
Allowance for loan losses as a percentage of non-performing loans	121.58%	182.85%
Total non-performing assets as a percentage of total assets	0.53%	0.42%
Total non-performing assets as a percentage of total loans	0.70%	0.57%

Of the $1.5 million in non-accrual loans, $825,000 were 1-4 family residential loans, $522,000 were commercial loans, $78,000 were commercial real estate loans and $35,000 were consumer loans. The allowance for loan losses at December 31, 2007 was $1.8 million compared to $1.8 million at September 30, 2007. For the quarter ended December 31, 2007, Peoples Bancorp charged off $56,000 of loans against its allowance and realized $13,000 of recoveries from loans previously charged off. During the same quarter in 2006 Peoples Bancorp charged off $16,000 in loans and realized recoveries of $4,000.

Non-Interest Income. Total non-interest income increased to $628,000 in the 2008 first quarter, compared with $526,000 in the same period in 2007. The quarter to quarter increase is mainly the result of increases in trust income, gains from the sale of mortgage loans and fees and service charges in the 2008 first quarter compared to the same quarter in 2007.

Trust Income. Fees received from trust activity increased $52,000 to $142,000 in the quarter ended December 31, 2007 compared to $90,000 for the quarter ended December 31, 2006.  During the period ended December 31, 2007 the Company recognized income of approximately $40,000 for a one time estate transaction.

Loss on Sale of Securities. Losses on sale of securities were $1,000 in the 2008 first quarter compared to a gain of $1,000 during the same period in 2007.

Service Fees. Fees and service charges increased to $374,000 in the three month period ended December 31, 2007 from $345,000 in the same period in 2006. The increase was a result of a rise in checking account income, ATM-debit card income and an increase in safe deposit box rental income which was caused largely by the timing of payments that were received.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased 17.6% to $33,000 for the first quarter of 2008 from $28,000 for the same period of 2007.

Other Non-Interest Income. Other sources of non-interest income include commissions received from the sale of insurance products, fees earned from servicing mortgage loans sold, earnings from bank-owned life insurance and REO activity. Other non-interest income increased $18,000 to $80,000 due largely to gain on sale of REO earned during the 2008 first quarter.

Non-interest Expense. Non-interest expense decreased to $2.9 million for the 2008 first quarter compared to $3.0 million for the same period in 2007.

Compensation and Benefits. Compensation and benefits decreased $128,000 to $1.7 million for the quarter ended December 31, 2007 from $1.8 million for the same period in 2007. This was caused largely by the reduced pension expenses related to the freezing of the pension plan on August 1, 2007 and reduced directors fees associated with the merger of the Company’s former subsidiary, First Savings Bank into Peoples Federal on October 1, 2007. Those decreases were partially offset by an increase in the Company’s health insurance costs.

Other Non-Interest Expenses. Other non-interest expenses (including occupancy, equipment, data processing, deposit insurance premiums, amortization of intangibles and other) increased by $18,000 to $1.3 million for the quarter ended December 31, 2007 from $1.2 million for the same period in 2006. Other expenses increased $45,000 to $631,000 for the three month period ended December 31, 2007 compared to $586,000 for the three month period ended December 31, 2006. Of the increase, $13,000 was due to increased ATM/debit card and credit card expenses, $12,000 was due to the timing of the Company’s annual employee recognition event, $10,000 was due to an increase in legal fees and $8,000 came from an increase in management consulting expenses.

The efficiency ratio for the first quarter of 2008 was 70.2% compared to 71.3% for the same period in 2007.

Peoples Bancorp computes federal income tax expense in accordance with FASB Statement No. 109, which resulted in an effective tax rate of 33.61% for the quarter ended December 31, 2007 compared to 31.36% for the same period in 2006. The effective tax rate is lower than the Company’s statutory 34% rate because it has approximately $13.0 million invested in municipal securities, and $780,000 of bank owned life insurance which are both exempt from federal tax.

As a result of the above factors, income for the quarter ended December 31, 2007 was $788,000 compared to income of $800,000 for the comparable period in 2007. On a per share basis, basic and diluted earnings per share for the three months ended December 31, 2007 were $0.25 and $0.25, respectively, compared to basic and diluted earnings per share of $0.25 and $0.25, respectively, for the quarter ended December 31, 2007.

Liquidity and Capital Resources

As a regulated financial institution, Peoples Federal is required to maintain appropriate levels of “liquid” assets to meet short-term funding requirements.

Peoples Bancorp generated $2.3 million of cash from operating activities during the first three months of fiscal 2008. The Company’s cash from operating activities resulted from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization of mortgage servicing rights, FHLB stock dividends, gain on sales of securities, loans and property, plant and equipment, and changes in loans available for sale, interest receivable and other assets, and other liabilities.

The primary investing activity of Peoples Bancorp is the origination of loans, which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At December 31, 2007, Peoples Bancorp had $1.4 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $40.0 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also, the total amount of certificates of deposit that are scheduled to mature by December 31, 2008 is $146.8 million. Peoples Bancorp believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If Peoples Bancorp requires funds beyond its internal funding capabilities, advances from the FHLB of Indianapolis are available.

Peoples Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth the Bank’s compliance with each of the capital requirements at December 31, 2007.

	Core Capital		Risk-Based Capital
	Adequately	Well	Adequately	Well
	Capitalized	Capitalized	Capitalized	Capitalized

Regulatory capital	$57,665	$57,665	$59,440	$59,440
Minimum required regulatory capital	18,803	23,503	19,154	23,943
Excess regulatory capital	$38,862	$34,162	$40,286	$35,498

Regulatory capital as a percentage of assets (1)	12.3%	12.3%	24.8%	24.8%
Minimum capital required as a percentage of assets	4.0%	5.0%	8.0%	10.0%
Excess regulatory capital as a percentage of assets	8.3%	7.3%	16.8%	14.8%

(1)	Core capital is computed as a percentage of adjusted total assets of $470.1 million. Risk-based capital is computed as a percentage of total risk-weighted assets of $239.4 million.

Critical Accounting Policies

Peoples Bancorp has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of Peoples Bancorp are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies, which are identified and discussed in detail in the Company’s Annual Report on Form 10-K, include the Allowance for Loan Losses and accounting for goodwill. There have been no material changes in assumptions or judgments relative to those critical policies during the first quarter of 2008.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

As discussed in detail in the 2007 Annual Report on 10-K, Peoples Bancorp’s ability to maximize net income is dependent on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of Peoples Bancorp are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company. Peoples Bancorp does not use off balance sheet derivatives to enhance risk management, nor does it engage in trading activities beyond the sale of mortgage loans.

Peoples Bancorp monitors its exposure to interest rate risk on a quarterly basis through the use of a simulation provided by the The Office of Thrift Supervision (“OTS”). The OTS uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. In this OTS simulation, an institution’s “normal” level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution’s net present value (“NPV”) in an amount not exceeding 2% of the present value of its assets.  Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR.  Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related “normal” level of interest rate risk) based upon certain interest rate changes.  Institutions that do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. Peoples Federal Savings Bank files Schedule CMR.  However, results calculated from the December 31, 2007 schedule CMR are not yet available from the OTS. Therefore, the tables below present the results of this analysis for Peoples Federal and the former First Savings Bank as of September 30, 2007 and 2006. Presented below as of September 30, 2007 and 2006 is the analysis performed by the OTS of Peoples Federal’s interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point increments, up 300 and down 200 basis points.

Peoples Federal Savings Bank
Interest Rate Risk As of September 30, 2007
(dollars in thousands)

Changes			Market Value
in Rates		$ Amount	$ Change	% Change	NPV Ratio	Change
+300	bp	36,601	(16,631)	-31%	10.19%	(381)
+200	bp	42,427	(10,804)	-20%	11.58%	(242)
+100	bp	48,118	(5,114)	-10%	12.88%	(112)
0	bp	53,232	-	-	14.00%	-
-100	bp	55,911	2,679	5%	14.54%	54
-200	bp	56,762	3,530	7%	14.67%	67

Interest Rate Risk As of September 30, 2006
(dollars in thousands)

Changes			Market Value
in Rates		$ Amount	$ Change	% Change	NPV Ratio	Change
+300	bp	33,179	(16,706)	-33%	8.80%	(368)
+200	bp	39,943	(9,942)	-20%	10.35%	(213)
+100	bp	45,655	(4,231)	-8%	11.60%	(88)
0	bp	49,885	-	-	12.48%	-
-100	bp	55,486	5,601	11%	13.62%	114
-200	bp	58,646	8,761	18%	14.21%	173

Presented below are the same tables for First Savings Bank.

First Savings Bank
Interest Rate Risk As of September 30, 2007
(dollars in thousands)
Changes			Market Value
in Rates		$ Amount	$ Change	% Change	NPV Ratio	Change
+300	bp	15,075	(1,924)	-11%	15.66%	(132)
+200	bp	15,859	(1,139)	-7%	16.25%	(73)
+100	bp	16,589	(410)	-2%	16.76%	(22)
0	bp	16,999	-	-	16.98%	-
-100	bp	17,122	123	1%	16.95%	(3)
-200	bp	17,147	149	1%	16.82%	(16)

Interest Rate Risk As of September 30, 2006
(dollars in thousands)
Changes			Market Value
in Rates		$ Amount	$ Change	% Change	NPV Ratio	Change
+300	bp	12,917	(2,471)	-16%	12.53%	(177)
+200	bp	13,958	(1,430)	-9%	13.33%	(97)
+100	bp	14,788	(601)	-4%	13.93%	(38)
0	bp	15,388	-	-	14.30%	-
-100	bp	15,800	412	3%	14.50%	20
-200	bp	16,142	753	5%	14.63%	33

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

Management believes at December 31, 2007 there have been no material changes in the Bank’s interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Disclosure controls are procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2007, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Peoples Bancorp is not engaged in any legal proceedings of a material nature.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan (a)
October 1-31, 2007	0	$0.00	0	62,331
November 1-30, 2007	0	0.00	0	62,331
December 1-31, 2007	1,738	15.87	1,738	60,593
	1,738	$15.87	1,738	60,593

(a)           In February 2006, the Board of Directors authorized a three-year stock repurchase program.  Purchases of up to 300,000 shares of the Company’s common stock may be made in open market or privately negotiated transactions.  As of December 31, 2007, the Company had repurchased 239,407 shares and 60,593 shares may yet be purchased under the plan.  This plan expires in February 2009.

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

PEOPLES BANCORP
(Registrant)

Date:	February 14, 2008	By:	/s/Maurice F. Winkler III
Maurice F. Winkler III
President and Chief Executive Officer

Date:	February 14, 2008	By:	/s/Steven H. Caryer
Steven H. Caryer
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Location

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Attached
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Attached
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Attached
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Attached